Form 10-Q
period 1996-03-31
SOLAR ENERGY RESEARCH CORP /CO/
filed 1996-08-01
CIK 906448

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                         _______________________

                               FORM 10-QSB/A


 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1996

                                    OR

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to


                      Commission file number: 0-21864


                        SOLAR ENERGY RESEARCH CORP.
            (Exact name of registrant as specified in charter)


Colorado                                     84-0672714
(State or other jurisdiction                (IRS Employer
 of incorporation)                           Identification No.)


           10075 East County Line Road, Longmont, Colorado 80501
                  (Address of principal executive office)


           Registrant's telephone number, including area code:
                              (303) 772-3316


(Former name, former address and former fiscal year if changed since last year)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                          Yes  X           NO ___



             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                          Yes             NO ___


                 APPLICABLE ONLY TO CORPORATE ISSUERS:

  The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,427,596 Common shares outstanding as of July 31, 1996.


                SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
                     (A Development Stage Enterprise)

                                   Index


Part I.  FINANCIAL STATEMENTS

Item 1.   Financial Information

Consolidated, condensed balance sheet
 as of March 31, 1996 and December
 31, 1995

Consolidated, condensed statements of
 operations, three months ended
 March 31, 1996 and 1995, January
 1, 1992 through March 31, 1996

Consolidated, condensed statements of
 cash flows, three months ended March
 31, 1996 and 1995 and January 1,
 1992 through March 31, 1996

Notes to consolidated, condensed
 financial statements, March 31, 1996

Item 2.   Plan of Operation


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission Of Matters To A Vote Of
            Security Holders

Item 5.   Other Information

Item 6.   Exhibits And Reports on Form 8-K

Signatures
                Solar Energy Research Corp. and Subsidiary
                     (A Development Stage Enterprise)

Part I.   Item 1.   Financial Information

                   Consolidated Condensed Balance Sheet

                                  ASSETS

                             March 31,         December 31,
                              1996               1995

Assets
  Cash                      $    729         $    12,509
  Advances to merger
   candidate (Note E)         40,000              40,000
  Organization costs             915                 915
  Deferred offering costs
   (Note F)                      500                 500

                            $ 42,144         $    53,924

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable          $  8,777         $     4,228
  Other current liabilities   27,476              22,548

  Total liabilities           36,253              26,776

Shareholders' Equity
 (Note D)

  Common stock               651,925             636,925
  Other shareholders'
   deficit                  (646,034)           (609,777)

  Total shareholders'          5,891              27,148
   equity
                            $ 42,144         $    53,924

              See accompanying notes to financial statements.

                Solar Energy Research Corp. and Subsidiary
                     (A Development Stage Enterprise)

              Consolidated Condensed Statements of Operations


                        Three Months Ended     January 1, 1992
                            March 31,          Through March 31,

                         1996        1995      1996


Costs and expenses
  General and admini-
  strative, related
  parties (Note B)    $   3,750    $  --       $  133,584

  General and admini-
  strative               10,258      3,737         44,290

  Costs of proposed
  acquisition (Note E)   21,860       --           74,298

  Interest expense          389        389          4,940

                         36,257      4,126        257,112

Net loss              $ (36,257)   $(4,126)    $ (257,112)

Weighted average
shares outstanding    1,292,183   1,008,759       416,150

Net loss per share    $   (0.03)   $   *       $    (0.62)

* Less than $0.01


              See accompanying notes to financial statements.

                Solar Energy Research Corp. and Subsidiary
                     (A Development Stage Enterprise)

              Consolidated Condensed Statements of Cash Flows


                             Three Months Ended   January 1, 1992
                                March 31,         Through March
                              1996     1995       31, 1996

Cash flows from
 operating activities:

Cash used in
 operating activities    $ (26,780)  $ (2,461)    $  (109,271)

Cash flows from financing
 activities:

   Contributed capital        --        2,461            --

   Sale of common stock
    (Note D)                15,000        --           110,000

   Cash provided by
    financing activities    15,000      2,461          110,000

Net increase (decrease)
 in cash and cash
 equivalents               (11,780)       --               729

Cash and cash equivalents
 at beginning of period  $  12,509        --              --

Cash and cash equivalents
 at end of period              729        --               729

Supplementary disclosure
 of cash flow information:

  Cash paid during the
  period for:
    Interest             $    --        $ --           $   --
    Income taxes         $    --        $ --           $   --

Noncash financing
activities:

  Shares issued to the
  president of the
  Company in exchange
  for debt               $    --        $ --           $ 40,018

  Shares issued to
  related parties in
  exchange for debt      $    --        $ --           $558,206

  Shares issued to
  judgment creditors in
  exchange for satis-
  faction of judgment    $    --        $ --           $ 21,815

  Shares issued for
  services               $    --        $ --           $ 66,750

  Shares issued for
  compensation:
    President            $    --        $ --           $102,750
    Secretary            $    --        $ --           $  1,500


              See accompanying notes to financial statements.

Solar Energy Research Corp. and Subsidiary
(A Development Stage Enterprise)

Notes to Consolidated, Condensed Financial Statements

March 31, 1996


Note A:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB report dated December 31, 1995 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of operating results for the interim periods presented have been made.

Interim financial data presented herein are unaudited.


Note B:  Related party transactions

During the three months ended March 31, 1996, the Company paid
$3,750, for services and payments made on behalf of the Company, to an unconsolidated affiliate.

An unconsolidated affiliate advanced the Company cash totaling
$382 for the three months ended March 31, 1996.


Note C:  Income Taxes

At March 31, 1996, deferred taxes consisted of:

                                              March 31,
                                        1996           1995

Deferred tax asset, net operating
 loss carryforward                 $  522,132     $    492,344

Valuation allowance                  (522,132)        (492,344)

Net deferred taxes                 $    --        $      --


The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

The Company has available, as of March 31, 1996, unused operating loss carryforwards for Federal and State purposes of approximately $1,514,761 each, which expire through the year 2011. The ability of the Company to utilize the carryforwards may be severely limited should its line of business (solar) or its ownership change.


Note D:  Shareholders' equity

During the three months ended March 31, 1996, the Company issued 30,000 shares of its $.50 par value common stock to an accredited investor for $15,000 cash. The Company has utilized this cash together with cash from the sale of its common stock to other accredited investors to pay certain expenses in connection with the reverse acquisition of Telegen Corporation ("Telegen"), an operating California corporation. Shareholders' equity transactions during the three months ended March 31, 1996, consisted of the following:

                                                        Other
                                 Common Stock       Shareholders'
                              Shares    Par Value      Equity
Balance at
 December 31, 1995           1,273,850  $ 636,925   $ (609,777)
Shares issued for cash,
 January 23, 1996               10,000      5,000      --
Shares issued for cash,
 February 13, 1996              20,000     10,000      --
Net loss for the three
 months ended March
 31, 1996                         --         --       ( 36,257)

Balance at March 31, 1996    1,303,850  $ 651,925   $ (646,034)


Note E:  Proposed Merger

The Company, as a "development stage corporation", together with its merger candidate, Telegen, have executed a definitive agreement whereby the Company will acquire Telegen in a reverse acquisition. Telegen was founded in 1990, and is engaged in the design, development, manufacture (through contract manufacturers) and sales (through manufacturers, representatives and private label resellers), intelligent telecommunications products which provide supplementary features to existing telephone equipment and services for customers and small businesses.

The Company has advanced to Telegen and otherwise incurred certain legal and accounting pre-acquisition costs. As of March 31, 1996, the Company had incurred pre-acquisition costs totaling $114,298; $40,000, previously advanced to Telegen plus other costs of the merger, paid by the Company, totaling $74,298. From April 1, 1996 through May 31, 1996, the Company incurred an additional $57,575, resulting in a total of $171,873 in pre-acquisition costs incurred by the Company. Telegen has agreed to pay the remaining costs and expenses related to completing the acquisition incurred subsequent to May 31, 1996, and to advance the Company $28,000 for the Company's remaining acquisition costs and expenses. Further, should Telegen cancel the transaction, Telegen is obligated to reimburse the Company the $171,873 for the pre-acquisition costs incurred by the Company through May 31, 1996.

As part of the reorganization, the Company will execute a 7.25 for 1 reverse split of its shares. The Company plans to issue approximately 4,453,455 (post-split) shares of common stock to acquire all of the then outstanding shares of Telegen. In addition, the Company plans to reincorporate in California and the definitive agreement calls for Telegen to be acquired by the California corporation.


Note F:  Private Offering

The Company was engaged in a private offering of its $.50 par value common stock in an effort to raise funds for pre-acquisition costs related to the proposed merger. As of March 31, 1996, the Company raised $110,000. During the second quarter ended June 30, 1996, the Company received cash proceeds of $56,873 from the issuance of 113,746 shares of its $.50 par value common stock in connection with the private offering. Effective July 1, 1996, the Company discontinued the private offering.

In connection with the offering of its common shares, the Company incurred offering costs consisting of legal fees totaling $500 as of March 31, 1996. The costs are reflected in the accompanying financial statements as deferred offering costs, which will be offset against proceeds during the period that the private offering was discontinued.


Note G:  Subsequent Events

On April 3, 1996, the Company issued 10,000 shares of its $.50 par value common stock for payment of $5,000 in legal fees.


Part I

Item 2.   Plan of Operation

Liquidity and Capital Resources

During the three months ended March 31, 1996, the Company issued 30,000 shares of its $.50 par value common stock to an accredited investor for $15,000 cash. Subsequent to the end of the quarter for which this Quarterly Report is filed, the Company issued 10,000 shares of its $.50 par value common stock for payment of $5,000 in legal fees. In addition, the Company paid for costs of a proposed merger. No other material changes to the Company's financial condition occurred during the quarter to which this Quarterly Report is filed.

The Company, as a "development stage corporation", together with its merger candidate, Telegen Corporation ("Telegen") have executed a definitive agreement whereby the Company will acquire Telegen in a reverse acquisition. Telegen was founded in 1990, and is engaged in the design, development, manufacture (through contract manufacturers) and sales (through manufacturers, representatives and private label resellers), intelligent telecommunications products which provide supplementary features to existing telephone equipment and services for customers and small businesses.

The Company has advanced to Telegen and otherwise incurred certain legal and accounting pre-acquisition costs. As of March 31, 1996, the Company had incurred pre-acquisition costs totaling $114,298; $40,000, previously advanced to Telegen plus other costs of the merger, paid by the Company, totaling $74,298. From April 1, 1996 through May 31, 1996, the Company incurred an additional $57,575, resulting in a total of $171,873 in pre-acquisition costs incurred by the Company. Telegen has agreed to pay the remaining costs and expenses related to completing the acquisition incurred subsequent to May 31, 1996, and to advance the Company $28,000 for the Company's remaining acquisition costs and expenses. Further, should Telegen cancel the transaction, Telegen is obligated to reimburse the Company the $171,873 for the pre-acquisition costs incurred by the Company through May 31, 1996.

As part of the reorganization, the Company will execute a 7.25 for 1 reverse split of its shares. The Company plans to issue approximately 4,453,455 (post-split) shares of common stock to acquire all of the then outstanding shares of Telegen. In addition, the Company plans to reincorporate in California and the definitive agreement calls for Telegen to be acquired by the California corporation.

The Company was engaged in a private offering of its $.50 par value common stock in an effort to raise funds for pre-acquisition costs related to the proposed merger. As of March 31, 1996, the Company raised $110,000. During the second quarter ended June 30, 1996, the Company received cash proceeds of $56,873 from the issuance of 113,746 shares of its $.50 par value common stock in connection with the private offering. Effective July 1, 1996, the Company discontinued the private offering.

In connection with the offering of its common shares, the Company incurred offering costs consisting of legal fees totaling $500 as of March 31, 1996. The costs are reflected in the accompanying financial statements as deferred offering costs, which will be offset against proceeds during the period that the private offering was discontinued.

Results of Operations

Other than those in connection with the proposed reverse acquisition, no operations were conducted during the most recent quarter. Expenses in the current quarter primarily consisted of costs related to the proposed reverse acquisition. These costs are not comparable with those of the year earlier quarter. The year earlier quarter consisted of general and administrative expenses.

                        PART II - Other Information


Item 1.   Legal Proceedings

Not applicable

Item 2.   Changes in Securities

Not applicable

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   Submission Of Matters To Vote Of Security Holders

Not applicable

Item 5.   Other information

Not applicable

Item 6.   Exhibits And Reports On Form 8-K

a)   Exhibits

Not applicable

b)   Reports On Form 8-K

Not applicable

                                SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 1996 have been included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOLAR ENERGY RESEARCH CORP.
                              (Registrant)



                              /s/ James B. Wiegand
Date:  August 1, 1996         James B. Wiegand
                              President