Form 10-Q
period 1996-06-30
SOLAR ENERGY RESEARCH CORP /CO/
filed 1996-08-14
CIK 906448

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

(Mark One)
__X__   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended  June 30, 1996
                                  OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________  to____________
Commission file number 0-21864

                     Solar Energy Research Corp.
        (Exact name of registrant as specified in its charter)

               Colorado                                    84-0672714
    --------------------------------                 --------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                  10075 E. County Line Road, Longmont, CO 80501
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (303) 772-3316
                                 --------------
              (Registrant's telephone number, including area code)

         -------------------------------------------------------------
                     (Former name, former address and former
                     fiscal year if changed since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _____      No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
            Indicate the number of shares outstanding of each of the
      issuer's classes of common stock, as of the latest practicable date.
     _______1,427,596 common shares outstanding as of August 2, 1996______
                     This document is comprised of 13 pages.

                   SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
                        (a Development Stage Enterprise)

                                      Index


Part I  Item 1. Financial Information                                       Page

                Consolidated, condensed balance sheets as of
                  June 30, 1996 and December 31, 1995.....................   2

                Consolidated, condensed statements of
                  operations, six and three months ended
                  June 30, 1996 and 1995 and January 1, 1992
                  through June 30, 1996...................................   3

                Consolidated,  condensed  statements  of cash
                  flows,  six months ended June 30, 1996 and
                  1995 and January 1, 1992 through June 30, 1996..........   4

                Notes to consolidated, condensed financial
                  statements..............................................   6

        Item 2. Plan of operation.........................................  10

Part II         Other information

        Item 1. Legal Proceedings.........................................  11

        Item 2. Changes In Securities.....................................  11

        Item 3. Defaults Upon Senior Securities...........................  11

        Item 4. Submission Of Matters To A Vote Of
                  Security Holders........................................  11

        Item 5. Other Information.........................................  11

        Item 6. Exhibits and Reports On Form 8-K..........................  11

Signatures................................................................  12

Exhibit...................................................................  13

                   SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
                        (a Development Stage Enterprise)

Part I.  Item 1.  Financial information

                     Consolidated, Condensed Balance Sheets

                                     ASSETS

                                           June 30,    December 31,
                                             1996          1995
                                         ------------  ------------

ASSETS
Cash.................................... $       633   $    12,509
Advance to merger candidate (Note E)....      40,000        40,000
Organization costs......................         915           915
Deferred offering costs (Note F)........           -           500
                                         ------------  ------------

                                         $    41,548   $    53,924
                                         ===========   ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES
  Accounts payable.......................$     1,574   $     4,228
  Other current liabilities..............     25,222        22,548
                                         ------------  ------------
    Total liabilities....................     26,796        26,776
                                         ------------  ------------

SHAREHOLDERS' EQUITY (Note D)
  Common stock...........................    713,798       636,925
Other shareholders' deficit.............    (699,046)     (609,777)
                                         ------------  ------------
Total shareholders' equity............        14,752        27,148
                                         ------------  ------------
                                         $    41,548   $    53,924
                                         ============  ============


                 See accompanying notes to financial statements.



                   SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                Consolidated, Condensed Statements of Operations



                                                                                                    January 1, 1992
                                                     Six Months Ended          Three Months Ended     (Inception)
                                                         June 30,                   June 30,            Through
                                                 -----------------------   ------------------------     June 30,
                                                     1996        1995          1996         1995          1996
                                                 -----------  ----------   -----------  -----------  ------------

COSTS AND EXPENSES
  General and administrative,
    related parties, (Note B)................... $    7,500   $    4,456   $    3,750   $    4,456   $   137,334

  General and administrative....................     17,154       22,687        6,896       18,950        51,186

  Cost of proposed acquisition..................     63,213            -       41,353            -       115,651

  Interest expense..............................        902          778          513          389         5,453
                                                 -----------  ----------   -----------  -----------  ------------
                                                     88,769       27,921       52,512       23,795       309,624

NET LOSS........................................ $  (88,769)  $  (27,921)  $  (52,512)  $  (23,795)  $  (309,624)
                                                 -----------  ----------   -----------  -----------  ------------

Weighted average shares outstanding.............  1,334,265    1,008,759    1,376,347    1,008,759       427,315
                                                 -----------  -----------  -----------  -----------  ------------

Net loss per share.............................. $     (.07)  $     (.03)  $     (.04)  $     (.02)  $      (.72)
                                                 -----------  -----------  -----------  -----------  ------------


                 See accompanying notes to financial statements.

                   SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
                        (a Development Stage Enterprise)

                Consolidated, Condensed Statements of Cash Flows


                                                           January 1,
                                  Six Months Ended           1992
                                       June 30,            Through
                              -------------------------    June 30,
                                   1996        1995          1996
                              ------------ ------------  ------------
Cash flows from operating
activities:
Cash used in operating
  activities................. $   (83,249) $    (3,044)  $  (165,740)
                              ------------ ------------  ------------

Cash flows from financing
activities:
  Contributed capital .......           -        3,044             -
  Offering costs incurred
    (Note F).................        (500)           -          (500)
Sale of common stock
    (Note D).................      71,873            -       166,873
                              ------------ ------------  ------------
Cash provided by
  financing activities.......      71,373        3,044       166,373
                              ------------ ------------  ------------
Net increase (decrease) in
  cash and cash equivalents..     (11,876)           -           633
Cash and cash equivalents at
  beginning of period.........     12,509            -             -
                              ------------ ------------  ------------
Cash and cash equivalents at
  end of period.............. $       633  $         -   $       633
                              ============ ===========   ============

Supplementary disclosure of
  cash flow information:
  Cash paid during the
   period for:
     Interest................ $         -  $         -   $         -
     Income taxes............ $         -  $         -   $         -

Noncash financing activities:
   Shares issued to the
    president of the Company
    in exchange for debt..... $         -  $         -   $    40,018

   Shares issued to related
    parties in exchange for
    debt..................... $         -  $         -   $   558,206

   Shares issued to judgement
    creditors in exchange for
    satisfaction of judgement $         -  $         -   $    21,815


           See accompanying notes to financial statements.

                   SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
                        (a Development Stage Enterprise)

           Consolidated, Condensed Statements of Cash Flows, Concluded


                                                           January 1,
                                 Three Months Ended          1992
                                       June 30,            Through
                              -------------------------    June 30,
                                   1996        1995          1996
                              ------------ ------------  ------------

Noncash financing activities,
  continued:
   Shares issued for services $     5,000  $         -   $    71,750

   Shares issued for
     compensation:
       President............. $         -  $         -   $   102,750
       Secretary............. $         -  $         -   $     1,500


                 See accompanying notes to financial statements.

                   SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
                        (a Development Stage Enterprise)

              Notes to Consolidated, Condensed Financial Statements

                                  June 30, 1996



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



Note B:   Related party transactions

          During the six months ended June 30, 1996, the Company paid $7,500, for services and payments made on behalf of the Company, to an unconsolidated affiliate.

Note C:  Income taxes

         At June 30, 1996, deferred taxes consisted of:

                                                    June 30,
                                                1996        1995
                                           ------------ ------------
         Deferred tax asset, net
           operating loss carryforward.... $   539,986  $   500,435
         Valuation allowance..............    (539,986)    (500,435)
         Net deferred taxes............... $         -  $         -
                                           ------------ ------------

          The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

          The Company has available, as of December 31, 1995, unused operating loss carryforwards for Federal and State purposes of approximately $1,533,983 each, which expire through the year 2010. The ability of the Company to utilize the carryforwards may be severely limited should its line of business (solar) or its ownership change.

                                  SOLAR ENERGY
                         RESEARCH CORP. AND SUBSIDIARY
                        (a Development Stage Enterprise)

        Notes to Consolidated, Condensed Financial Statements, Continued

                                  June 30, 1996



Note D:   Shareholders' equity

          During the six months ended June 30, 1996, the Company issued 128,746 shares of its $.50 par value common stock to accredited investors for $64,373 cash. The Company has utilized this cash together with cash from the sale of its common stock to other accredited investors to pay certain expenses in connection with the reverse acquisition of Telegen Corporation, an operating California corporation. The Company also issued 10,000 shares of common stock as payment for legal services valued at $5,000. Shareholders' equity transactions during the six months ended June 30, 1996, consisted of the following:

                                                         Other
                                 Common Stock        Shareholders'
                                Shares    Par Value     Equity
                             ----------- ----------- -----------
Balance at
  December 31, 1995....       1,273,850   $ 636,925  $ (609,777)
Shares issued for cash,
  January 23, 1996.....          10,000       5,000           -
Shares issued for cash,
  February 13, 1996....          20,000      10,000           -
Shares issued for
  services,
  April 3, 1996........          10,000       5,000           -
Shares issued for cash,
  April 17, 1996.......          10,000       5,000           -
Shares issued for cash,
  April 26, 1996.......          58,746      29,373           -
Shares issued for cash,
  May 28, 1996.........          22,500      11,250           -
Shares issued for cash,
June 6, 1996.........            22,500      11,250           -
Offering costs incurred               -           -        (500)
Net loss for the six
  months ended
  June 30, 1996........               -           -     (88,769)
                             ----------- ----------- -----------
Balance at
  June 30, 1996........       1,427,596  $  713,798  $ (699,046)
                             =========== =========== ===========

                                  SOLAR ENERGY
                          RESEARCH CORP. AND SUBSIDIARY
                        (a Development Stage Enterprise)

        Notes to Consolidated, Condensed Financial Statements, Continued

                                  June 30, 1996



Note E:   Proposed  merger

          The Company, together with its merger candidate Telegen Corporation (Telegen), have executed a definitive agreement and amendments whereby the Company will acquire Telegen in a reverse acquisition. Telegen was founded in 1990, and is engaged in the design, development, manufacture (through contract manufacturers) and sales (through manufacturers representatives and private label resellers), intelligent telecommunications products which provide supplementary features to existing telephone equipment and services for customers and small businesses.

          In an amendment to the agreement, Telegen agreed to pay all professional fees related to the acquisition after May 31, 1996. Telegen also agreed to advance the Company $28,127 toward the $200,000 required to be raised by the Company to cover legal and accounting preacquisition costs. Should Telegen cancel the transaction, it is required to reimburse the Company for pre-acquisition costs up to $171,873. As of June 30, 1996, the Company had incurred pre-acquisition costs totalling $155,651; $40,000, previously advanced to Telegen plus the costs-to-date of the merger, paid by the Company, totalling $115,651.

          The Company received the $28,127 advance from Telegen on July 26, 1996. Management believes this advance is sufficient to cover the Company's current liabilities and future expenses up to the time of the acquisition's completion.

          As part of the reorganization, the Company will execute a 7.25 for 1 reverse split of its shares. The Company plans to issue approximately 3,917,287 (post-split) shares of common stock to acquire all of the then outstanding shares of Telegen. In addition, the Company plans to re-incorporate in California and the definitive agreement calls for Telegen to merge into the California corporation.

                                  SOLAR ENERGY
                         RESEARCH CORP. AND SUBSIDIARY
                        (a Development Stage Enterprise)

          Notes to Consolidated, Condensed Financial Statements, Concluded

                                  June 30, 1996

Note F:   Private  offering

          During the three months ended June 30, 1996, the Company completed a private offering of its $.50 par value common stock in which it raised $171,873 for pre-acquisition costs related to the proposed merger.

          In connection with the offering of its common shares, the Company incurred offering costs consisting of legal fees totalling $500. No commissions were paid to underwriters. The Company completed the private offering during the three months ended June 30, 1996 and offset the offering costs against additional paid-in capital in the accompanying financial statements in other shareholders' equity.



Note G:   Subsequent  event

          On July 26, 1996, the Company received $28,127 from Telegen to be used to pay general and administrative expenses and all costs for the completion of the reorganization agreement except professional fees.

                                  SOLAR ENERGY
                         RESEARCH CORP. AND SUBSIDIARY
                        (a Development Stage Enterprise)

Part I. Item 2.  Plan of operation

     During the six months ended June 30, 1996, the Company issued 128,746 shares of its $.50 par value common stock to accredited investors for $64,373 cash and 10,000 shares for legal services valued at $5,000. In addition, the Company paid for costs of a proposed merger. No other material changes to the Company's financial condition occurred during the quarter to which this Quarterly Report is filed.

     The Company, together with its merger candidate Telegen Corporation (Telegen), have executed a definitive agreement whereby the Company will acquire Telegen in a reverse acquisition.

     In an amendment to the agreement, Telegen agreed to pay all professional fees related to the acquisition after May 31, 1996. Telegen also agreed to advance the Company $28,127 toward the $200,000 required to be raised by the Company to cover legal and accounting preacquisition costs. Should Telegen cancel the transaction, it is required to reimburse the Company for pre-acquisition costs up to $171,873. As of June 30, 1996, the Company had incurred pre-acquisition costs totalling $155,651; $40,000, previously advanced to Telegen plus the costs-to-date of the merger, paid by the Company, totalling $115,651.

     The Company received the $28,127 advance from Telegen on July 26, 1996. Management believes this advance is sufficient to cover the Company's current liabilities and future expenses up to the time of the acquisition's completion.

     As part of the reorganization, the Company will execute a 7.25 for 1 reverse split of its shares. The Company plans to issue approximately 3,917,287 (post-split) shares of common stock to acquire all of the then outstanding shares of Telegen. In addition, the Company plans to re-incorporate in California and the definitive agreement calls for Telegen to merge into the California corporation.

     The Company does not conduct any product research and development, expect to purchase any significant equipment, or expect significant changes to the number of employees as of June 30, 1996.

                   SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
                        (a Development Stage Enterprise)

Part II.  Other Information

Item 1. Legal Proceedings

          not applicable

Item 2. Changes In Securities

          not applicable

Item 3. Defaults Upon Senior Securities

          not applicable

Item 4. Submission Of Matters To A Vote Of Security Holders

          not applicable

Item 5. Other Information

          not applicable

Item 6. Exhibits and Reports On Form 8-K

     a) Exhibits

     Third amendment dated as of July 10, 1996 to the Agreement and Plan of Reorganization by and among Solar Energy Research Corp., Telegen Corporation and Telegen Acquisition Corporation.

     b) Reports On Form 8-K

          not applicable

                                   SIGNATURES

     The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended June 30, 1996 have been included.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOLAR ENERGY RESEARCH CORP.
                                    (Registrant)




Date:                               /s/James B. Wiegand
      -------------------           --------------------------------
                                    James B. Wiegand
                                    President

                  THIRD AMENDMENT DATED AS OF JULY 10, 1996
                              TO THE AGREEMENT AND
                       PLAN OF REORGANIZATION BY AND AMONG
                          SOLAR ENERGY RESEARCH CORP.,
                             TELEGEN CORPORATION AND
                         TELEGEN ACQUISITION CORPORATION


     WHEREAS, the parties hereto desire to further amend certain provisions of the Agreement and Plan of Reorganization by and among Solar Energy Research Corp., a Colorado corporation (the "Acquiror"), Telegen Corporation, a California corporation ("Telegen") and Telegen Acquisition Corporation, a
California corporation and wholly owned subsidiary of Acquiror ("Merger Sub"), dated November 16, 1995, as amended on January 18, 1996 and April 9, 1996 (the "Reorganization Agreement") in order to, among other things, provide for:

     (i) the addition of Telegen's unaudited financial statements as of March 31, 1996 with respect to the representations and warranties made by Telegen;

     (ii) the deletion of the condition precedent to the obligations of Telegen that Telegen shall have received from its legal counsel, Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, an opinion to the effect that the acquisition of Telegen by the Acquiror pursuant to the Reorganization Agreement will be treated for federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code;

     (iii) the change in the Acquiror Capitalization representations and the Price Protection Provisions to reflect additional common stock issued by the Acquiror;

     (iv) the extension of the date beyond which either Telegen or the Acquiror may terminate the Reorganization Agreement from August 31, 1996 to September 30, 1996; and

     (v) the decrease in the amount that Telegen shall reimburse to the Acquiror should Telegen cancel the Reorganization Agreement for any reason other than the failure of the Acquiror to cure a breach of the Acquiror's representations and warranties or to promptly close from a maximum of $200,000 to a final amount of $171,873.50.

     NOW THEREFORE, pursuant to Section 7.3 of the Reorganization Agreement, the undersigned, being the parties to the Reorganization Agreement, hereby agree to the following amendments (together the "Third Amendment") to the Reorganization
Agreement:

     1. Section 3.1(b)(iii) shall be amended to reflect the outstanding options to purchase 672,730 shares of Telegen Common at a weighted average exercise price of $4.99 per share issued to then current employees of Telegen and the outstanding warrants to purchase 50,500 shares of Telegen Common for $.01 per share issued to Jessica L. Stevens.

     2. Section 3.1(e) - Financial Statements shall be amended by deleting the first paragraph in its entirety and substituting therefore the following:

     (e) Financial Statements. Telegen has furnished the Acquiror with audited financial statements of Telegen as of December 31, 1994 and 1995 and unaudited financial statements of Telegen as of March 31, 1996. All such financial statements (i) present fairly the financial condition of Telegen at their respective dates, and the results of Telegen's operations and cash flows for the periods therein specified and (ii) were prepared in accordance with generally accepted accounting principles applied upon a basis consistent with prior accounting periods. Telegen's unaudited balance sheet as of March 31, 1996 is hereinafter referred to as the "Telegen Balance Sheet," and all of the above financial statements are hereinafter referred to as the "Telegen Financial Statements."

     The second paragraph of Section 3.1(e) shall remain unchanged by this amendment.

     3. Section 3.2(a) - Organization and Standing of Acquiror shall be amended by deleting the last sentence in its entirety and substituting therefore the following:

          The Acquiror, which has one wholly owned subsidiary, Merger Sub, and which intends to form another wholly owned subsidiary to effect the proposed redomiciliation of the Acquiror as a California corporation, has no direct or indirect interest, either by way of stock ownership or otherwise, in any other firm corporation, association, or business other than as disclosed in Schedule 3.2(a).

The remainder of Section 3.2(a) shall remain unchanged by this amendment.

     4. Section 3.2(b)(i) - Capitalization and Indebtedness for Borrowed Moneys and Section 6.2 - Price Protection Provisions shall be amended as necessary to reflect the issuance by the Acquiror of additional common shares to raise funds for the expenses of the parties in connection with the Reorganization Agreement and the resulting final amount of issued and outstanding capital stock of the Acquiror immediately prior to the Closing of 1,437,596 common shares. Accordingly, the price protection formula set forth in Section 6.2, which shall remain subject to automatic adjustment upon the consummation of the proposed one share-for-seven and one-fourth shares (1 for 7.25) reverse split of all of the Acquiror's issued and outstanding common stock as described in the Information Statement-Prospectus contained in the Acquiror's Registration Statement on Form S-4, shall be amended to provide as follows:

          N = (1,437,596 x (2 divided by Bid Price Factor)) - 1,437,596

     The parties  agree that the Acquiror  shall be permitted to amend  Schedule
3.2(c)  at  or   immediately   prior  to  the   Closing  to  reflect  the  final
capitalization of the Acquiror immediately prior to the Closing.

     5. Section 3.2(b)(iii) shall be amended to delete the reference to an ongoing private placement of 200,000 shares of the Acquiror's Common Stock and the Warrants.

     6. Section 5.2(h) - Tax Opinion shall be deleted in its entirety. Additionally, any provision elsewhere in the Reorganization Agreement which refers to a tax opinion shall be treated as having been deleted.

     7. Section 7.1(c) shall be amended in its entirety by substituting therefore the following:

          (c) by either the Acquiror or Telegen if the Merger shall not have been consummated before September 30, 1996;

     8. Section 8.7 - Cancellation by Telegen shall be amended as necessary to provide that "$171,873.50" shall be substituted wherever the Reorganization Agreement sets forth "$200,000." Further, a second paragraph shall be added to
Section 8.7 as follows:

          In consideration for the agreement by the Acquiror to reject at Telegen's request subscriptions to purchase additional shares of common stock to be issued by the Acquiror for $28,127 and to terminate effective June 30, 1996 the efforts by the Acquiror to raise funds to pay the expenses to complete the Agreement through the private placement of its common stock believed by Telegen to be dilutive, Telegen agrees to pay, and advance where necessary, all reasonable and necessary expenses and professional fees incurred subsequent to May 31, 1996 by the parties to the Agreement in connection with the completion of the Agreement and the transactions contemplated thereby. Additionally, Telegen shall advance to the Acquiror by July 15, 1996 the sum of $28,127, which is to be used by the Acquiror solely to pay for expenses of completing the Agreement, including printing and mailing costs associated with obtaining approval of the Agreement by the Acquiror's shareholders, as well as Blue Sky expenses and filing costs. All expenses to be paid by Telegen in accordance with the foregoing provisions must be paid in full at or before the Closing.

     This Third Amendment to the Reorganization Agreement may be executed in two or more counterparts by facsimile signature, each of which shall be deemed an original and all of which together shall constitute but one and the same document. Capitalized terms used but not defined in this Third Amendment to the Reorganization Agreement shall have the meanings given them in the Reorganization Agreement.

     IN WITNESS WHEREOF, the undersigned have executed this Third Amendment to the Reorganization Agreement as of the date first written above.

ACQUIROR:                         TELEGEN:
SOLAR ENERGY RESEARCH             TELEGEN CORPORATION
CORP.


By:______________________________    By:______________________________________
     James B. Wiegand, President        Jessica L. Stevens, President and Chief
                                        Executive Officer


                                   MERGER SUB:
                                   TELEGEN ACQUISITION CORPORATION


                                   By:_____________________________________
                                        James B. Wiegand, President