Form 10QSB
period 1996-09-30
SOLAR ENERGY RESEARCH CORP /CO/
filed 1996-11-12
CIK 906448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---    EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________
Commission file number  0-21864
                       ---------

                              TELEGEN CORPORATION
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                       84-0672714
--------------------------------                     --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                   101 Saginaw Drive, Redwood City, CA 94063
                -----------------------------------------------
                   (Address of principal executive offices)

                                (415) 261-9400
                 -----------------------------------------------
             (Registrant's telephone number, including area code)

            Solar Energy Research Corp., a Colorado Corporation;
               10075 E. County Line Road, Longmont, CO  80501
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X     No
                                                -------      -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                Yes  _______  No _______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Approximately 4,872,000
                                                       -----------------------
common shares outstanding as of October 28, 1996
------------------------------------------------

                   This document is comprised of 46 pages

                                     INDEX
                                     -----

                                                                                                                              PAGE
                                                                                                                              -----
Part I    Financial Information
------    ---------------------

          Item 1.  Financial Statements

                   Consolidated, condensed balance sheets of Solar Energy Research Corp. a Colorado corporation
                    ("SERC"), as of September 30, 1996 and December 31, 1995 (Unaudited)...................................     3

                   Consolidated, condensed statements of operations of SERC, three months ended September 30, 1996 and 1995 (Unaudited), nine months ended September 30, 1996 and 1995 (Unaudited), and
                    January 1, 1992 through September 30, 1996 (Unaudited).................................................     4

                   Consolidated, condensed statements of cash flows of SERC, nine months ended September 30, 1996
                    and 1995 (Unaudited), and January 1, 1992 through September 30, 1996 (Unaudited).......................     5

                   Notes to consolidated, condensed financial statements of SERC (Unaudited)...............................     6

          Item 2.  Management's Discussion and Analysis....................................................................     9

Part II   Other Information
-------   -----------------


          Item 4.  Submission of Matters to a Vote of Security Holders.....................................................    10

          Item 5.  Other Information.......................................................................................    10

                   Item 5.1  Changes in Control of Registrant..............................................................    11
                   Item 5.4  Changes in Registrant's Certifying Accountant.................................................    15
                   Item 5.7  Financial Statements and Exhibits.............................................................    15

                        (a)  Financial Statements of business acquired.....................................................    15

                             Telegen Corporation Balance Sheets as of September 30, 1996 (Unaudited) and
                             December 31, 1995.............................................................................    16
                             Telegen Corporation Consolidated Unaudited Statements of Operations for the three
                             months ended September 30, 1996 and 1995......................................................    17
                             Telegen Corporation Consolidated Unaudited Statements of Operations for the nine
                             months ended September 30, 1996 and 1995......................................................    18
                             Telegen Corporation Consolidated Unaudited Statements of Cash Flows for the nine
                             months ending September 30, 1996 and 1995.....................................................    19
                             Telegen Corporation Consolidated Unaudited Notes to the Interim Financial
                             Statements....................................................................................    20
                             Telegen Corporation, Report of Independent Accountants........................................    21
                             Telegen Corporation Balance Sheets as of December 31, 1995 and 1994...........................    22
                             Telegen Corporation Statements of Operations for the years ended December 31, 1995
                             and 1994......................................................................................    23
                             Telegen Corporation Statements of Cash Flows for the years ended December 31, 1995
                             and 1994......................................................................................    24
                             Telegen Corporation Statements of Shareholders' Equity/(Deficit) for the years ended
                             December 31, 1995 and 1994....................................................................    25
                             Telegen Corporation Notes to the December 31, 1995 and 1994 Financial Statements..............    26

                        (b)  Pro forma financial information...............................................................    38

                             Telegen Corporation Pro Forma Condensed Consolidated Balance Sheet, September 30,
                             1996 (Unaudited)..............................................................................    39
                             Telegen Corporation Pro Forma Condensed Consolidated Statement of Operations for the
                             nine month-period ended September 30, 1996 (Unaudited)........................................    40
                             Telegen Corporation Pro Forma Condensed Balance Sheet, December 31, 1995 (Unaudited)..........    41
                             Telegen Corporation Pro Forma Condensed Statement of Operations for the year ended
                             December 31, 1995.............................................................................    42
                             Telegen Corporation Notes to the Pro Forma Condensed Consolidated Financial
                             Statements for the year ended December 31, 1995 (Unaudited) and the
                             nine-month period ended September 30, 1996 (Unaudited)........................................    43

                   Item 5.8  Changes in Fiscal Year........................................................................    45

          Item 6.  Exhibits and Reports on Form 8-K........................................................................    45

Signatures.................................................................................................................    46

                  SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
      (Prior to October 28, 1996, the predecessor to Telegen Corporation)

Part I  Financial Information
------  ---------------------

Item 1.  Financial Statements

     The financial statement presented in this section, Part I, Item 1, are for Solar Energy Research Corp. and Subsidiary, the publicly reporting predecessor-company to the Registrant. The Registrant changed its name to Telegen Corporation on October 28, 1996, after the September 30, 1996 Registrant's quarter end.

                CONSOLIDATED, CONDENSED BALANCE SHEETS UNAUDITED

                                          SEPTEMBER 30,    DECEMBER 31,
                                              1996             1995
                                          ------------     ------------
ASSETS
  Cash.................................     $     103       $  12,509
  Advance to merger candidate (Note G).            --          40,000
  Organization costs...................           915             915
  Deferred offering costs (Note F).....            --             500
                                            ---------       ---------
                                            $   1,018       $  53,924
                                            =========       =========

LIABILITIES
  Accounts payable.....................        28,498           4,228
  Other current liabilities............        24,891          22,548
                                            ---------       ---------
    Total liabilities..................     $  53,389       $  26,776
                                            =========       =========
SHAREHOLDERS' EQUITY (Note D)
  Common stock.........................       713,798         636,925
  Other shareholders' deficit..........      (766,169)       (609,777)
    Total shareholders' deficit........       (52,371)         27,148
                                            ---------       ---------
                                            $   1,018       $  53,924
                                            =========       =========

                See accompanying notes to financial statements.

                  SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
      (Prior to October 28, 1996, the predecessor to Telegen Corporation)

           CONSOLIDATED, CONDENSED STATEMENTS OF OPERATIONS UNAUDITED

                                                                                                  JANUARY 1,
                                                                                                     1992
                                                                                                  (INCEPTION)
                                                                                                    THROUGH
                                             NINE MONTHS ENDED           THREE MONTHS ENDED        SEPTEMBER
                                               SEPTEMBER 30,               SEPTEMBER 30,            30, 1996
                                          ------------------------     -----------------------    -----------
                                             1996          1995            1996        1995
                                          ----------    ----------     ----------   ----------
COSTS AND EXPENSES
General and administrative,
  related parties (Note B).............   $   11,250    $    7,369    $    3,750    $    2,913     $ 141,084
General and administrative.............       18,271        36,963         1,117        14,276        52,303
Cost of proposed acquisition...........      125,121            --        61,908            --       177,559
Interest expenses......................        1,353         1,167           451           389         5,904
                                          ----------    ----------    ----------    ----------     ---------
                                             155,995        45,499        67,226        17,578       376,850
NET LOSS...............................   $ (155,995)   $  (45,499)   $  (67,226)   $  (17,578)    $(376,850)
                                          ----------    ----------    ----------    ----------     ---------
Weighted average shares outstanding*...    1,367,042     1,030,980     1,427,596     1,058,759       438,813
                                          ----------    ----------    ----------    ----------     ---------
Net Loss per share*....................   $     (.11)   $     (.04)   $     (.05)   $     (.02)    $    (.86)
                                          ----------    ----------    ----------    ----------     ---------

* Does not reflect the 7.25 for 1 reverse stock split, described in Note E to the Consolidated, Condensed Financial Statements of Solar Energy Research Corp.

                See accompanying notes to financial statements.

                  SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
      (Prior to October 28, 1996, the predecessor to Telegen Corporation)

           CONSOLIDATED, CONDENSED STATEMENTS OF CASH FLOWS UNAUDITED



                                                                                                  JANUARY  1,
                                                                                                    1992
                                                                                                 (Inception)
                                                                                                  THROUGH
                                                                          NINE MONTHS ENDED       SEPTEMBER
                                                                            SEPTEMBER 30,         30, 1996
                                                                         -------------------     -----------
                                                                          1996         1995
                                                                         --------    -------
Cash used in operating activities.....................................   $(83,882)   $(23,361)   $ (166,373)
                                                                         --------    --------    ----------
Cash flows form financing activities:
 Contributed capital..................................................        103       3,750           103
 Offering costs incurred (Note F).....................................       (500)         --          (500)
 Sale of common stock (Note D)........................................     71,873      28,044       166,873
                                                                         --------    --------    ----------
Net cash provided by financing activities.............................     71,476      31,794       166,476
                                                                         --------    --------    ----------
Net increase (decrease) in cash and cash equivalents..................    (12,406)      8,433           103
 Cash and cash equivalents at beginning of period.....................     12,509          --            --
                                                                         --------    --------    ----------
Cash and cash equivalents at end of period............................   $    103    $  8,433    $      103
                                                                         ========    ========    ==========
Supplementary disclosure of cash flow information:
 Cash paid during the period for:
  Interest............................................................   $     --    $     --    $       --
  Income taxes........................................................   $     --    $     --    $       --
Noncash financing activities:
 Shares issued to the president of the Company in exchange for debt...   $     --    $     --    $   40,018
 Shares issued to related parties in exchange for debt................   $     --    $     --    $  558,206
 Shares issued to judgment creditors in exchange for satisfaction of
  judgment............................................................   $     --    $     --    $   21,815

 Shares issued for services...........................................   $  5,000    $  4,456    $   71,750
 Shares issued for compensation:
  President...........................................................   $     --    $ 17,500    $  102,750
  Secretary...........................................................   $     --    $     --    $    1,500

                See accompanying notes to financial statements.

                  SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
      (Prior to October 28, 1996, the predecessor to Telegen Corporation)

        NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS UNAUDITED
                                     as of
                               September 30, 1996


NOTE A:  BASIS OF PRESENTATION
         ---------------------

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

NOTE B:  RELATED PARTY TRANSACTIONS
         --------------------------

  During the nine months ended September 30, 1996, the Company paid $9,000 to an unconsolidated affiliate for management fees and expenses paid on behalf of the Company. The Company owes the affiliate $2,500 as of September 30, 1996, which is included in the accompanying financial statements in other current liabilities.

NOTE C:  INCOME TAXES
         ------------

 At September 30, 1996, deferred taxes consisted of:

                                                              SEPTEMBER 30,
                                                         -----------------------
                                                            1996         1996
                                                         ---------    ----------
Deferred tax asset, net operating loss carryforward...   $ 562,842    $ 506,411
Valuation allowance...................................    (562,842)    (506,411)
                                                         ---------    ---------
Net deferred taxes....................................   $      --    $      --
                                                         =========    =========

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

                  SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
      (Prior to October 28, 1996, the predecessor to Telegen Corporation)

       NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                     as of
                               September 30, 1996

NOTE D:  SHAREHOLDERS' EQUITY
         --------------------

          During the nine months ended September 30, 1996, the Company issued 128,746 shares of its $.50 par value common stock to accredited investors for $64,373. The Company has utilized this cash together with cash from the previous sales of its common stock to other accredited investors to pay certain expenses in connection with the reverse acquisition of Telegen Corporation, an operating California corporation. The Company also issued 10,000 shares of $.50 par value common stock as payment for legal services valued at $5,000. Shareholders' equity transactions during the nine months ended September 30, 1996, consisted of the following:

                                                               COMMON STOCK         OTHER SHARE-
                                                           ---------------------      HOLDERS'
                                                            SHARES*    PAR VALUE   EQUITY/DEFICIT
                                                           ---------   ---------   --------------
Balance at December 31, 1995............................   1,273,850    $636,925        $(609,777)
Shares issued for cash, January 23, 1996................      10,000       5,000               --
Shares issued for cash February 13, 1996................      20,000      10,000               --
Shares issued for services, April 3, 1996...............      10,000       5,000               --
Shares issued for cash, April 17, 1996..................      10,000       5,000               --
Shares issued for cash, April 26, 1996..................      58,746      29,373               --
Shares issued for cash, May 28, 1996....................      22,500      11,250               --
Shares issued for cash, June 6, 1996....................      22,500      11,250               --
Offering costs incurred.................................          --          --             (500)
Capital contribution by officer.........................          --          --              103
Net loss for the nine months ended September 30, 1996...          --          --         (155,995)
                                                           ---------    --------        ---------
Balance at September 30, 1996...........................   1,427,596    $713,798        $(766,169)
                                                           =========    ========        =========

* Does not reflect the 7.25 for 1 reverse stock split, described in Note E to the Consolidated, Condensed Financial Statements of Solar Energy Research Corp.

NOTE E:  SUBSEQUENT MERGER
         -----------------

          The Company, together with its merger candidate Telegen Corporation ("Telegen"), have executed a definitive agreement (the "Agreement") and amendments whereby the Company will acquire Telegen in a reverse acquisition. The agreement was approved by the Company's shareholders at a meeting on September 27, 1996. Telegen was founded in 1990, and is engaged in the design, development, manufacture (through contract manufacturers) and sales (through manufacturers representatives and private label resellers), intelligent telecommunications products which provide supplement features to existing telephone equipment and services for customers and small businesses.

          As part of the reorganization, the Company executed a 7.25 for 1 reverse split of its shares. The reverse split was approved by the Company's shareholders at a meeting on September 27, 1996. The Company issued approximately 4,674,229 (post-split) shares of common stock to acquire all of the then outstanding shares of Telegen. In addition, the Company re-incorporated in California and merged with Telegen Communications Corporation, a California corporation (prior to October 28, 1996, named Telegen Corporation).

                  SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
      (Prior to October 28, 1996, the predecessor to Telegen Corporation)

        NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                     as of
                               September 30, 1996

NOTE F:  PRIVATE OFFERING
         ----------------

          During May 1996, the Company completed a private offering of its $.50 par value common stock in which it raised $171,873 for pre-acquisition costs related to the proposed merger.

          In connection with the offering of its common shares, the Company incurred offering costs consisting of legal fees totalling $500. No commissions were paid to underwriters. The Company offset the offering costs against additional paid-in capital in the accompanying financial statements in other shareholders' equity.

NOTE G:  CONTINGENT ASSET
         ----------------

          In an amendment to the Agreement, Telegen agreed to pay all professional fees related to the acquisition after May 31, 1996. Telegen also agreed to advance the Company $28,127 toward the $200,000 required to be raised by the Company to cover legal and accounting pre-acquisition costs. Should Telegen cancel the transaction, it is required to reimburse the Company for pre-acquisition costs up to $171,873. As of September 30, 1996, the Company had incurred pre-acquisition costs totalling $177,559 comprised of $40,000, previously advanced to Telegen, less the $28,127 advance repaid by Telegen, plus the cost-to-date of the merger, paid by the Company, totalling $140,771 and accrued expenses totalling $24,915.

          The Company received the $28,127 repayment from Telegen on July 26, 1996.

                  SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
      (Prior to October 28, 1996, the predecessor to Telegen Corporation)

PART I.  CONTINUED
------   ---------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

          During the nine months ended September 30, 1996, the Company issued 128,746* shares of its $.50 par value common stock to accredited investors for $64,373 cash and 10,000 shares for legal services valued at $5,000. In addition, the Company paid for costs of a proposed merger. No other material changes to the Company's financial condition occurred during the quarter to which this Quarterly Report is filed.

          The Company, together with its merger candidate Telegen Corporation ("Telegen"), have executed a definitive agreement whereby the Company will acquire Telegen in a reverse acquisition. The agreement was approved by the Company's shareholders at a meeting on September 27, 1996.

          In an amendment to the agreement, Telegen agreed to pay all professional fees, related to the acquisition, incurred after May 31, 1996. Telegen also agreed to advance the Company $28,127 toward the $200,000 required to be raised by the Company to cover legal and accounting pre-acquisition costs. Should Telegen cancel the transaction, it is required to reimburse the Company for pre-acquisition costs up to $171,873. As of June 30, 1996, the Company had incurred pre-acquisition costs totalling $177,559 comprised of $40,000, previously advanced to Telegen, less the $28,127 advance repaid by Telegen, plus the costs-to-date of the merger, paid by the Company, totalling $140,771 and accrued expenses totalling $24,915.

          The Company received the $28,127 repayment from Telegen on July 26, 1996.

          As part of the reorganization, the Company executed a 7.25 for 1 reverse split of its shares. The reverse split was approved by the Company's shareholders at a meeting on September 27, 1996. The Company issued approximately 4,674,229 (post-split) shares of common stock to acquire all of the then outstanding shares of Telegen. In addition, the Company re-incorporated in California and merged with Telegen Communications Corporation, a California corporation (prior to October 28, 1996, named Telegen Corporation).


          The Company does not conduct any product research and development, expect to purchase any significant equipment, or expect significant changes to the number of employees as of September 30, 1996.

* Does not reflect the 7.25 for 1 reverse stock split, described in Note E to the Consolidated, Condensed Financial Statements of Solar Energy Research Corp.

PART II.  OTHER INFORMATION
-------   -----------------

                  SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
      (Prior to October 28, 1996, the predecessor to Telegen Corporation)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A special meeting of shareholders was held on September 27, 1996 for the purpose of considering and voting upon the following matters: (i) approval of the Agreement and Plan of Reorganization as amended (the "Agreement"), by and among the Registrant ("SERC", prior o October 28, 1996), Telegen Corporation, a California corporation ("Telegen", prior to October 28, 1996), Solar Energy Research Corp. of California, a California corporation and wholly owned subsidiary of SERC (SERC California), and Telegen Acquisition Corporation, a California corporation and wholly owned subsidiary of SERC ("TAC"), pursuant to which SERC California, after giving effect to the proposed redomiciliation of SERC as a California corporation through a merger of SERC with and into SERC California, is to acquire all of Telegen's outstanding capital stock through a merger of TAC with and into Telegen with Telegen thereby becoming a wholly owned subsidiary of SERC California (the "Acquisition"); (ii) approval of the redomiciliation of SERC as a California corporation through the merger of SERC with and into SERC California; (iii) ratification of the one share-for-seven and one-fourth shares (1 for 7.25) reverse split of the currently issued and outstanding shares of SERC common stock approved by the Board of Directors; (iv) election the SERC California (after giving effect to the proposed redomiciliation of SERC as a California corporation) board of directors of the six current Telegen directors to fill the vacancies resulting from the resignations of the current SERC directors pursuant to the terms of the Agreement; and (v) approval of an amendment to change the name of SERC California (after giving effect to the proposed redomiciliation of SERC as a California corporation) to Telegen Corporation.

          The Agreement, redomiciliation of the registrant, reverse stock split and name change of the registrant as described above were approved by the following vote:

                                 SHARES FOR   SHARES AGAINST   SHARES NOT VOTED
                                 ----------   --------------   ----------------
                                   833,210          -0-            594,386

          The following individuals, who are the six current directors of Telegen, were elected to the board of directors of Solar Energy Research Corp. of California (to be renamed Telegen Corporation after giving effect to the redomiciliation of SERC as described above) to fill the vacancies resulting from the resignations of James B. Weigand, Mark E.A. Weigand and Janet S. Collins in connection with of the Acquisition by the following vote:

                                 SHARES FOR   SHARES AGAINST   SHARES NOT VOTED
                                 ----------   --------------   ----------------
Jessica L. Stevens                 833,210          -0-            594,386
Bonnie A. Crystal                  833,210          -0-            594,386
Warren M. Dillard                  833,210          -0-            594,386
Frederick T. Lezak, Jr.            833,210          -0-            594,386
James R. Iverson                   833,210          -0-            594,386
Larry J. Wells                     833,210          -0-            594,386

ITEM 5.  OTHER INFORMATION

          The following information is presented in place of a report on Form 8-K.

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)

ITEM 5.1 CHANGES IN CONTROL OF REGISTRANT

          Prior to October 28, 1996, the Registrant (Telegen, then named Solar Energy Research Corp., a Colorado corporation ("SERC")) owned all of the capital stock of Solar Energy Research Corp. of California, a California corporation ("SERC California") and Telegen Acquisition Corporation, a California corporation and wholly-owned subsidiary of SERC ("TAC"). SERC California and TAC were organized by SERC for the purpose of effecting the acquisition (the "Acquisition") by SERC of all of the outstanding capital stock of Telegen Corporation, a California corporation ("Old Telegen") and legal predecessor to Telegen Communications Corporation, a California corporation ("TCC"). On October 28, 1996, the Acquisition was completed and occurred through (i) the redomicilation of SERC as a California corporation through a merger of SERC with and into SERC California, (ii) the amendment of the Articles of Incorporation of Old Telegen to reflect the name change of Old Telegen to "Telegen Communications Corporation", (iii) the amendment of the Articles of Incorporation of SERC California to reflect the name change of SERC California to "Telegen Corporation," and (iv) the merger of TAC with and into TCC with TCC becoming a wholly-owned subsidiary of the Registrant ("Telegen").

          The Acquisition of Old Telegen by SERC was made pursuant to the Agreement and Plan of Reorganization, as amended (the "Agreement"), by and among SERC, Old Telegen, and TAC, originally dated November 16, 1995. Pursuant to the Agreement, SERC California (after giving effect to the proposed redomiciliation of SERC as a California corporation through a merger of SERC with and into SERC California) acquired all of Old Telegen's outstanding capital stock through a merger of TAC with and into Old Telegen with Old Telegen thereby becoming a wholly-owned subsidiary of SERC California. The separate corporate existence of TAC ceased and Old Telegen continued as TCC, the surviving corporation. In connection with the Acquisition, all of the shares of Old Telegen common stock were canceled, and all holders thereof automatically were entitled to receive for each of their shares of Old Telegen common stock a share of Telegen common stock (after giving effect to the redomiciliation of SERC as a California corporation and to the one share-for-seven and one-fourth shares (1 for 7.25) reverse split of the issued and outstanding shares of SERC common stock).

          Upon completion of the Acquisition, the principal shareholders of Old Telegen became the principal shareholders of Telegen, and own approximately 95.8% (96.5% on a fully diluted basis) of the total issued and outstanding common shares of Telegen immediately after the Acquisition. Upon completion of the Acquisition, the principal shareholders of Old Telegen became the principal shareholders of Telegen.

          After giving effect to the Acquisition, Telegen's authorized capital stock consists of 100,000,000 shares of no par value common stock and 10,000,000 shares of no par value preferred stock.

          All outstanding shares of Telegen are fully paid and nonassessable. All holders of Telegen common are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders, and shareholders have the right to then cumulate their votes in the election of directors. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of Telegen common are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. Telegen has not paid any cash dividends on its common stock, and it is unlikely that any such dividends will be declared in the foreseeable future.

          Holders of Telegen common have no preemptive rights and no right to convert their shares of Telegen common into other securities. There are no redemption or sinking fund provisions applicable to the Telegen common. Upon liquidation, dissolution or winding up of Telegen, the assets of Telegen, after satisfaction of all liabilities and distributions to preferred shareholders, if any, would be distributed pro rata to the holders of the common stock.

          As of October 28, 1996, the Registrant is a diversified, high technology company with products, both developed and in development, in the telecommunications, flat panel display and internet hardware markets. At present, Telegen is organized into four subsidiaries and divisions. Telegen Display Laboratories, Inc. ("TDL"), a California corporation and subsidiary of TCC, as defined below, has developed a low-cost flat panel display technology to compete with other types of flat panel displays. The

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)

Telegen Communications Corporation ("TCC"), a California corporation and subsidiary of Telegen develops, manufacturers and markets a line of intelligent telecommunications products, providing additional features to existing telephone equipment used by consumers and small businesses. TCC also has two divisions developing other products. The internet products division is developing low-cost, easy-to-use hardware platforms which will allow consumers and small businesses to utilize specialized capabilities of the Internet without the need for a computer. Finally, Telegen Laboratories is a research organization which develops new products and technologies, which are then manufactured and marketed through one of the operating divisions or subsidiaries. Telegen's corporate offices are located at 101 Saginaw Road, Redwood City, CA 94063, (415) 261-9400.

          The following is the Registrant's management discussion and analysis with respect to TCC's third quarter results of operation of 1996 as well as Telegen's liquidity and capital resources.

RESULTS OF OPERATIONS

          During the third quarter of 1996 TCC continued to expand its research and development operations, especially in its flat panel subsidiary. No new products were introduced and sales of existing products continued to be minimal.

          Revenues. Product revenues for the third quarter of 1996 were $4,888 as compared with $31,663 for the third quarter of 1995. Product sales for the third quarter of 1995 included one-time test market sales of ACS products. As with the second half of 1995 and the first half of 1996, revenues continued to lag due to delays in redesign of the company's Teleblocker product and minimal sales of the company's ACS product line despite a signed contract with a major long distance carrier under which that carrier is required to purchase $500,000 of the company's ACS product by April of 1997. The Company has had no revenue from its flat panel display subsidiary and doesn't expect any revenue from it until after the end of 1996.

          Cost of Goods Sold. Cost of goods sold for the third quarter of 1996 were $3,200 as compared with $40,807 for the third quarter of 1995. Cost of goods sold for the third quarter of 1995 included $30,000 for the test market sales of ACS products.

          Research & Development. Research and development costs for the third quarter of 1996 were $696,731 compared with $155,446 for the third quarter of 1995. Research and development activities were significantly lower in the third quarter of 1995 due to financial constraints and the completion of the ACS product. In contrast to 1995, research and development costs significantly increased in the third quarter of 1996 due in large part to the addition of the flat panel display subsidiary in 1996 which accounted for $569,496 of research and development costs for the third quarter of 1996 as compared with no such research and development costs for the third quarter of 1995.

          Sales & Marketing. Sales and marketing costs for the third quarter of 1996 were $91,552 compared with $5,877 for the third quarter of 1995. Reduced expenses for sales and marketing for the third quarter of 1995 were the result of reduced staffing due to financial constraints. Increased costs for 1996 were the result of increased staffing, ramp up for the 1997 display trade show season, and development of a new generation of marketing materials.

          General & Administrative. General and administrative expenses were $712,399 for the third quarter of 1996 as compared with $274,782 for the third quarter of 1995. Increases in general and administrative expenses occurred in a variety of areas in 1996 including increased staffing, increased rent and related expenses due to the company's relocation from a 10,000 square foot location in Foster City, California to a 30,000 square foot facility in Redwood City, California increased travel expenses (primarily related to activities of the flat panel subsidiary), and additional legal and accounting fees related to TCC's merger with the Registrant.

          Interest Income & Expense. Net interest income for the third quarter of 1996 was $169,360 compared with net interest expense of $3,791 for the third quarter of 1995. The net interest expense for the third quarter of 1995 consisted of interest on loans for which the company had no offsetting interest bearing bank balances. The interest income for the third quarter of 1996

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)

is the result of the company's interest bearing bank balances combined with a one time adjustment, a reduction of interest expense in the amount of $83,798, reflecting a settlement with Bank Sadarat for $100,000 which was significantly less than the combined principal and accrued interest that the company had recorded on its books.

LIQUIDITY & CAPITAL RESOURCES

          TCC has funded its operations primarily through private placements of its equity securities with individual investors. Through September 30, 1996, TCC has raised a total of $13,882,539 of net capital through the sale of common stock and $937,856 of net capital through the sale of Series A preferred stock.

          In an effort to conserve cash resources TCC has issued common stock and stock equivalents in lieu of cash as payment for certain operating expenses, primarily legal fees and employee services. During the third quarter of 1996 TCC issued 20,159 shares of common stock, and 4,000 shares of common stock, in lieu of, cash as payment for legal and employee services valued at $110,995, and, equipment valued at $60,000, respectively. Over $25,000 of the amount issued for services represents the retirement of payables arising from services rendered during prior periods.

          In May of 1996, TCC formed TDL, a subsidiary for the development and commercialization of High Gain Emissive Display ("HGED") technology. Shortly after TDL's formation, IPC-Transtech Displays (Pte.) Ltd. ("IPC-Transtech"), a Singapore-based joint venture company, acquired a 10% equity interest in TDL for an investment in TDL of $5,000,000. Along with its investment in TDL, IPC-Transtech acquired options to purchase licenses to build up to four flat panel display production plants in exchange for aggregate fees of up to $40 million plus royalties of 10% of the gross revenues from the sale of HGED displays by IPC-Transtech. In connection with this transaction, TDL paid $400,000 in broker fees.

          A full scale production plant for the flat panel display is currently estimated to cost $30 million for equipment, $30 million in plant and infrastructure plus working capital of about $50 million, or a total of about $100 million. Telegen does not have these funds available and will not be able to build this plant without securing significant additional capital. Telegen plans to acquire these funds either (1) from a large joint venture partner who would be the co-owner of the plant or (2) through a future public offering of stock, whether its own or that of TDL. Even if such funding can be obtained, which cannot be assured, it is currently estimated that a full scale production plant could not be completed and producing significant numbers of flat panel displays before the end of 1997.

          However, Telegen is currently contemplating entering into license agreements with a number of large, well-capitalized enterprises to manufacture displays. These manufacturers would also have the attributes of established manufacturing expertise, distribution sources to assure a ready market for the displays and established reputations. This approach could eliminate the requirement for significant additional capital since these other, large manufacturers would provide the capital required to get the displays into the marketplace. Further, Telegen would expect to receive front-end license fees plus ongoing royalties for income. However, Telegen does not currently expect to have any such manufacturing license agreements in place before the end of 1996, or any significant production of displays thereunder before 1998.

          Telegen has recently commenced building a limited production/prototype line which is expected to have the capacity to manufacture marketable displays sufficient to produce significant revenues and is expected to come on-line before the end of 1997. The cost of that production line is estimated to be approximately an additional $2,000,000.

          Telegen's other future capital requirements will depend upon many factors, including the timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development efforts, Telegen's operating results and the status of competitive products. Telegen anticipates that its existing capital resources and revenues from operations will be adequate to meet Telegens forecasts through 1996. Thereafter, Telegen expects that further development of its Telecom and Internet products will be funded from operating income. As discussed above, Telegen's current commitments for capital expenditures

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)

is related to the purchase of equipment which is required to establish a limited production line for the flat panel display. TDL will require significant additional capital at such time as it moves into large scale manufacturing.

          Telegen anticipates incurring substantial costs for research and development, sales and marketing activities, and an increase in production capability in the next twelve months. Management believes that constant efforts to improve existing products and develop new products, an active marketing program and a significant field sales force are essential for Telegen's long-term success. However, Telegen believes that, unless it moves to large scale manufacturing of its flat panel display product prior to the end of 1997, it will have sufficient cash to fund its operations for at least the next twelve months.

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)

ITEM 5.4 CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

          Cordovano & Company, P.C., was replaced as the registrant's principal accountant due to the merger of the registrant with Telegen Communications Corporation, a California corporation (formerly named Telegen Corporation), on October 28, 1996 (the "Merger"). Coopers & Lybrand, L.L.P., has been engaged as the new independent accountant for the registrant as a result of the Merger, and is rendering its opinion of the registrant with respect to the financial statements of Telegen Communications Corporation for the years ended December 31, 1995 and 1994. Coopers & Lybrand, L.L.P. has audited the financial statements of Telegen Communications Corporation for the past five fiscal years of operation.

         During the past two years Cordovano & Company, P.C.'s report on the financial statements of the registrant for either of the past two years did not contain an adverse opinion, disclaimer of opinion, or was qualified as to uncertainty, audit scope, or accounting principles. During the registrant's two most recent fiscal years and any subsequent interim period preceding such dismissal there were no disagreements between the registrant and Cordovano & Company, P.C. regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

          The decision to change accountants was approved by the board of directors of the registrant on November 11, 1996 to become effective upon the filing by the registrant of its 10-QSB for the period ending September 30, 1996.

ITEM 5.7 FINANCIAL STATEMENTS AND EXHIBITS

(a)  FINANCIAL STATEMENTS OF BUSINESSES ACQUIRED

          The business acquired on October 28, 1996, is named Telegen Communications Corporation, a California corporation ("TCC"), which prior to October 28, 1996 was named Telegen Corporation, a California corporation. The following is a list of the financial statement and notes available for TCC as of September 30, 1996:

          Telegen Corporation Consolidated Balance Sheets as of September 30,
           1996 and December 31, 1995 (Unaudited)
          Telegen Corporation Consolidated Statements of Operations for the
           three months ended September 30, 1996 and 1995 (Unaudited)
          Telegen Corporation Consolidated Statements of Operations for the nine months ended September 30, 1996 and 1995 (Unaudited)
          Telegen Corporation Consolidated Statements of Cash Flows for the nine months ending September 30, 1996 and 1995 (Unaudited)
          Telegen Corporation Notes to the Interim Financial Statements
           (Unaudited)
          Telegen Corporation Balance Sheets as of December 31, 1995 and 1994 Telegen Corporation Statements of Operations for the years ended
           December 31, 1995 and 1994
          Telegen Corporation Statements of Cash Flows for the years ended
           December 31, 1995 and 1994
          Telegen Corporation Statements of Shareholders' Equity/(Deficit) for
           the years ended December 31, 1995 and 1994
          Telegen Corporation Notes to the December 31, 1995 and 1994
           Financial Statements

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 as of September 30, 1996 and December 31, 1995

                                                      1996           1995
                                                  -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                       $ 6,035,707    $   177,904
  Accounts receivable, trade                            6,402          3,704
  Accounts receivable, other                          120,933          2,186
  Inventory                                           328,536        377,627
                                                  -----------    -----------
    Total current assets                            6,491,578        561,421

Property and equipment, net                           942,732        147,243
Deferred financing costs, net                                        197,248
Other assets                                           63,495         15,712
                                                  -----------    -----------
                                                  $ 7,497,805    $   921,624
                                                  ===========    ===========
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of notes payable             $   126,116    $   654,816
  Accounts payable, trade                             271,970      1,147,953
  Accounts payable, other                                   -          2,102
  Accrued expenses                                    357,767        518,732
                                                  -----------    -----------
   Total current liabilities                          755,853      2,323,603

Notes payable shareholder, long-term portion                -        167,649
                                                  -----------    -----------
   Total liabilities                                  755,853      2,491,252
                                                  -----------    -----------
Shareholders' equity (deficit)
  Series A Convertible preferred stock                937,856        922,526
  Common stock                                     13,882,539      2,809,703
  Accumulated deficit                              (8,078,443)    (5,301,857)
                                                  -----------    -----------
   Total shareholders' equity (deficit)             6,741,952     (1,569,628)
                                                  -----------    -----------
                                                  $ 7,497,805    $   921,624
                                                  ===========    ===========

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
       for the three months ended September 30, 1996 and 1995 (Unaudited)


                                    1996          1995
                                -----------   -----------

Sales                           $     4,888    $  31,663
 Cost of goods sold                   3,200       40,807
                                -----------    ---------
  Gross profit (loss)                 1,688       (9,144)
Operating expenses:
 Selling and marketing               91,552        5,877
 Research and development           696,731      155,446
 General and administrative         712,399      274,782
                                -----------    ---------
  Loss from operations           (1,498,994)    (445,249)
Other income/(expense):
 Interest income                     89,076            4
 Interest expense                    80,284       (3,795)
                                -----------    ---------
  Net loss                      $(1,329,634)   $(449,039)
                                ===========    =========

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       for the nine months ended September 30, 1996 and 1995 (Unaudited)


                                    1996           1995
                                -----------     -----------
Sales                           $    19,833    $   137,898
Cost of goods sold                   15,282        137,831
                                -----------     ----------
  Gross profit (loss)                 4,551             67
Operating expenses:
 Selling and marketing               96,800         67,965
 Research and development           988,319        507,272
 General and administrative       1,705,920        758,607
                                -----------    -----------
   Loss from operations          (2,786,488)    (1,333,777)
Other income/(expenses):
 Interest income                    144,684            330
 Interest expense                  (134,782)       (12,751)
                                -----------    -----------
    Net loss                    $(2,776,586)   $(1,346,198)
                                ===========    ===========

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       for the nine months ending September 30, 1996 and 1995 (Unaudited)

                                                                                 1996           1995

                                                                            -------------    ------------
Cash flows from operating activities:
 Net loss                                                                    $(2,776,586)   $(1,346,198)
Adjustments to reconcile net loss to cash used in operating activities:
 Depreciation                                                                     72,253         44,088
 Amortization                                                                      2,217          9,951
 Amortization of deferred financing cost                                         197,248              -
 Operating expenses paid with issuance of                                        271,493        185,594
  common stock and common stock equivalents
 Interest expense added to note payable                                          107,847         12,751
 Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                                    (121,445)        12,703
  Decrease (increase) in inventory                                                49,091       (234,407)
  Decrease (increase) in other assets                                            (50,000)        21,483
  Increase (decrease) in accounts payable                                       (878,086)       295,112
  Increase (decrease) in accrued expenses                                       (160,965)       215,078
                                                                             -----------    -----------
   Total adjustments                                                            (510,347)       562,354
                                                                             -----------    -----------
   Net cash used in operating activities                                      (3,286,933)      (783,844)
                                                                             -----------    -----------
Cash flows used in investing activities:
 Insurance proceeds on fixed assets                                                              12,500
 Purchase of fixed assets                                                       (867,742)             -
 Purchase of intangible assets                                                         -              -
                                                                             -----------    -----------
   Net cash provided by (used in) investing activities                          (867,742)        12,500
                                                                             -----------    -----------
Cash flows from financing activities:
 Net proceeds from borrowings                                                    232,423        100,366
 Principal payments on notes payable                                          (1,036,619)       (14,775)
 Issuance of common stock                                                     10,801,343         55,805
 Issuance of preferred stock, net of offering costs                               15,330        624,243
                                                                             -----------    -----------
   Net cash provided by financing activities                                  10,012,477        765,639
Net increase (decrease) in cash and cash equivalents                           5,857,803         (5,705)
Cash and cash equivalents at beginning of period                             $   177,904    $   117,725
                                                                             ===========    ===========
Cash and cash equivalents at end of period                                   $ 6,035,707    $   112,020
                                                                             ===========    ===========
Supplemental disclosures:
 Cash paid for interest                                                      $    53,618    $        98
                                                                             ===========    ===========
 Cash paid for income taxes                                                  $       800    $       800
                                                                             ===========    ===========

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

  The unaudited interim period financial statements presented herein have been prepared by Telegen Corporation (the "Company") in accordance with the accounting policies used in the preparation of the financial statements for the year ended December 31, 1995 and should be read in conjunction with the notes thereto. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of the interim period financial statements have been made.

2.  INVENTORY:

  Inventory at September 30, 1996 was $328,536. This consisted of approximately $151,300 in components, $44,600 of work in process and $132,600 of finished goods.

3.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  During the three month period ended September 30, 1996 the Company issued 20,159 shares and 4,000 of common stock and during the three month period ended September 30, 1995 the Company issued 20,596 shares of common stock, respectively, in lieu of cash as payment in 1996 for legal fees and other additional services valued at $110,995 and equipment valued at $60,000 and in 1995 for legal fees and other services valued at $102,976.

4.  CONTINGENCIES:

  The Company is subject to various legal actions and claims arising in the ordinary course of business. The Company's management believes that the outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

5.  COMMITMENTS:

  In August 1996 the Company commenced renting its new facility in Redwood City. The term of the lease is five years with minimum payments of $40,000 per month.

  The accompanying notes are an integral part of these financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders
Telegen Corporation
Foster City, California


We have audited the balance sheets of Telegen Corporation as of December 31, 1995 and 1994, and related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telegen Corporation at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.



Sacramento, California              Coopers & Lybrand, L.L.P.
April 19, 1996

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


                                 BALANCE SHEETS
                        as of December 31, 1995 and 1994

                                                                                      1995           1994
                                                                                  -----------    ----------
ASSETS
Current assets:
 Cash and cash equivalents....................................................   $   177,904    $    97,725
 Restricted cash..............................................................            --         20,000
 Accounts receivable, trade...................................................         3,704          9,407
 Accounts receivable, other (net of allowance for doubtful accounts of
  $14,113   and $0 at 1995 and 1994, respectively)............................         2,186         18,978
 Inventory....................................................................       377,627        145,290
 Prepaid expenses and other current assets....................................            --         28,044
                                                                                  ----------     ----------
    Total current assets......................................................       561,421        319,444

Property and equipment, net...................................................       147,243        218,527
Deferred financing costs, net.................................................       197,248             --
Other assets..................................................................        15,712         28,981
                                                                                  -----------    ----------
Total Assets..................................................................   $   921,624    $   566,952
                                                                                  ===========    ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of notes payable..........................................   $   279,343    $   158,851
 Current maturities of notes payable - shareholder............................       375,473         14,515
 Accounts payable, trade......................................................     1,147,953        332,521
 Accounts payable, other......................................................         2,102          8,117
 Accrued expenses.............................................................       518,732        195,457
                                                                                 -----------     ----------
     Total current liabilities................................................     2,323,603        709,461

Notes payable - shareholder, long-term portion................................       167,649        178,976
                                                                                 -----------     ----------

Total liabilities.............................................................     2,491,252        888,437
                                                                                 -----------     ----------

Commitments and contingencies (Notes 6, 12 and 13)

Shareholders' equity (deficit):
 Series A Convertible preferred stock, $10liquidation preference, authorized
  550,000 shares, 112,750 and 47,500 shares issued and outstanding at 1995
  and 1994, respectively (Note 7)..............................................      922,526        350,704
 Common stock, no par value; authorized 10 million shares, 2,717,927 and
  2,621,642 shares issued and outstanding at 1995   and 1994, respectively.....    2,809,703      2,111,742
Accumulated deficit............................................................   (5,301,857)    (2,783,931)
                                                                                 -----------     ----------
   Total shareholders' deficit................................................    (1,569,628)      (321,485)
                                                                                 -----------     ----------

                                                                                 $   921,624    $   566,952
                                                                                 ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)

                            STATEMENTS OF OPERATIONS
                 for the years ended December 31, 1995 and 1994


                                   1995              1994
                                -------------   -------------
Sales.........................   $   145,795    $   432,972

Cost of goods sold............      (170,421)      (314,239)
                                 -----------     ----------

 Gross profit (loss)..........       (24,626)       118,733

Operating expenses:
 Selling and marketing........        84,467         92,170
 Research and development.....       826,984        830,913
 General and administrative...     1,501,469      1,118,312
                                 -----------     ----------

 Loss from operations.........    (2,437,546)    (1,922,662)

Other income/(expense):
 Interest income..............           725          9,608
 Interest expense.............       (81,105)       (30,658)
                                 -----------     ----------
 Net loss.....................   $(2,517,926)   $(1,943,712)
                                 ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)

                            STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 1995 and 1994

                                                                                     1995           1994
                                                                                 -----------     ----------
Cash flows from operating activities:
 Net loss.....................................................................   $(2,517,926)   $(1,943,712)
                                                                                 -----------     ----------
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation.................................................................        58,784         53,509
 Amortization.................................................................        13,269         13,251
 Amortization of deferred financing costs.....................................        22,529             --
 Accretion of bridge loan discount............................................        17,833             --
 Allowance for doubtful accounts..............................................        14,113             --
 Provision for inventory write-downs..........................................        19,381             --
 Operating expenses paid with issuance of common stock and common                    536,964        209,219
   stock equivalents..........................................................
 Interest expense added to note payable principal.............................        20,853         28,162
 Changes in assets and liabilities:
   Decrease (increase) in accounts receivable.................................         8,382        167,089
   Decrease (increase) in prepaid expenses....................................        28,044        (28,044)
   (Increase) in inventory....................................................      (251,718)      (130,885)
   Decrease in other assets...................................................            --          5,497
   Increase in trade and other accounts payable...............................       672,435        204,314
   Increase in accrued expenses...............................................       323,275        147,999
                                                                                 -----------     ----------
    Total adjustments.........................................................     1,484,144        670,111
                                                                                 -----------     ----------

    Net cash used in operating activities.....................................    (1,033,782)    (1,273,601)
                                                                                 -----------     ----------

Cash flows used in investing activities:
 Insurance proceeds on fixed assets...........................................        12,500             --
 Purchase of fixed assets.....................................................            --       (117,125)
 Purchase of intangible assets................................................            --         (1,120)
                                                                                 -----------     ----------
   Net cash provided by (used in) investing activities........................        12,500       (118,245)
                                                                                 -----------     ----------

Cash flows from financing activities:
 Proceeds from borrowings.....................................................       457,640         19,311
 Principal payments on notes payable..........................................       (26,203)            --
 Issuance of common stock.....................................................       163,165        142,320
 Issuance of preferred stock, net of offering costs...........................       571,822        350,704
 Bridge loan offering costs...................................................       (84,963)            --
                                                                                 -----------     ----------
   Net cash provided by financing activities..................................     1,081,461        512,335
                                                                                 -----------     ----------

Net increase (decrease) in cash and cash equivalents..........................        60,179       (879,511)

Cash and cash equivalents at beginning of year................................       117,725        997,236
                                                                                 -----------     ----------

Cash and cash equivalents at end of year......................................       177,904        117,725
                                                                                 ===========     ==========

 Supplemental disclosures: Cash paid for interest.............................   $        98    $        --
                                                                                 ===========    ===========
 Cash paid for income taxes...................................................   $       800    $       800
                                                                                 ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)

                  STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                 for the years ended December 31, 1995 and 1994

                                                                                                   ACCUMULATED
                                               PREFERRED STOCK               COMMON STOCK            DEFICIT              TOTAL
                                            ----------------------       --------------------      -----------          --------
                                             SHARES        AMOUNT         SHARES      AMOUNT
                                            --------     ---------       --------   ---------

Balance, December 31, 1993..............         --       $      --       2,532,657     $1,708,166     $(840,219)     $  867,947

Preferred stock issued..................     47,500         350,704              --             --            --         350,704

Common stock issued.....................         --              --          88,985        403,576            --         403,576

Net loss................................         --              --              --             --    (1,943,712)     (1,943,712)
                                           --------       ---------       ----------    ----------    ----------      ----------

Balance, December 31, 1994..............     47,500         350,704       2,621,642      2,111,742    (2,783,931)       (321,485)

Preferred stock issued, net of offering
  cost of $80,678.......................     65,250         571,822              --             --            --         571,822

Common stock issued, net of   offering
 costs of $70,933.......................         --              --          96,285        445,966            --         445,966

Issuance of common stock
   warrants.............................         --              --              --        251,995            --         251,955

Net loss................................         --              --              --             --    (2,517,926)     (2,517,926)
                                           --------       ---------       ----------    ----------    ----------      ----------

Balance, December 31, 1995..............    112,750         922,526       2,717,927      2,809,703   $(5,301,857)    $(1,569,628)
                                           ========       =========       =========      =========   ===========      ==========


  The accompanying notes are an integral part of these financial statements.

                             TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


          NOTES TO THE DECEMBER 31, 1995 AND 1994 FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                               Nature of Business
                               ------------------

     Telegen Corporation (the Company) was incorporated in the state of California on May 3, 1990. The Company designs, develops and manufactures intelligent telecommunication, internet hardware, and flat panel display products. Currently, the Company is only marketing its telecommunications products. Subsequent to year-end the Company formed a subsidiary, Telegen Display Laboratories to oversee the development of the Company's flat panel products.

                           Cash and Cash Equivalents
                           -------------------------

     Cash equivalents are defined as highly liquid investments which have original maturities of three months or less from the date acquired.

                                   Inventory
                                   ---------

     Inventory of telephone accessory products and component parts is stated at the lower of cost (weighted average method) or market value.

                             Property and Equipment
                             ----------------------

     Property and equipment are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of five years. Amortization of leasehold improvements is provided on the straight-line method over the shorter of the estimated useful life of the improvement or the term of the lease. Furniture and equipment received in exchange for stock is recorded at the stockholder's basis. Costs of maintenance and repairs are expensed while major improvements are capitalized. Gains or losses from disposals of property and equipment are reflected in current operations.

                            Deferred Financing Costs
                            ------------------------

     Deferred financing costs, which were incurred by the Company in connection with the Bridge Financing (Note 6), are charged to operations as additional interest expense over the life of the underlying debt using the interest method.

                                  Other Assets
                                  ------------

     Other assets consist of deposits, trademarks, patents and organization costs. The trademarks, patents and organization costs are carried at cost and are amortized on a straight-line basis over five years.

                              Revenue Recognition
                              -------------------

     The Company recognizes revenues when products are shipped.

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


NOTES TO THE DECEMBER 31, 1995 AND 1994 FINANCIAL STATEMENTS, CONTINUED

                                  Income Taxes
                                  ------------

     The Company reports income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements.

     Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or credit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities.

                          Concentration of Credit Risk
                          ----------------------------

     Most of the Company's revenues are derived from sales to a few major telecommunications companies with significant cash resources. Therefore, the Company considers its credit risk related to these transactions to be minimal.

     The Company invests its excess cash in certificates of deposits and depository accounts of banks with strong credit ratings. These certificates of deposits and the Company's cash deposits typically bear minimal risk and the Company has not experienced any losses on its investments due to institutional failure or bankruptcy.


                         Research and Development Costs
                         ------------------------------

     Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


    NOTES TO THE DECEMBER 31, 1995 AND 1994 FINANCIAL STATEMENTS, CONTINUED

                          New Accounting Pronouncement
                          ----------------------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes fair value based accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and allows parties to elect to continue to measure compensation costs using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123 requires, for those electing to remain with the APB Opinion No. 25 accounting, pro forma disclosure of net income and earnings per share as if the fair value based method had been applied.

     The Company will adopt SFAS No. 123 for 1996 and is expected to elect to continue to measure and record compensation costs as defined in APB Opinion No.
25. The Company is currently determining the impact of the adoption of SFAS No. 123 on its disclosures in its financial statements.

                              Accounting Estimates
                              --------------------

     The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from the estimates.

                               Reclassifications
                               -----------------

     The Company has made certain reclassifications to prior year amounts in order to conform with the current presentation. The reclassifications have no impact on net income or common shareholders' equity.

2.      INVENTORY:

     Inventories at December 31, consist of the following:

                                    1995           1994
                                 -----------   ----------
Raw materials and supplies.....   $360,046      $118,255
Finished goods - Teleblocker...     11,043        27,035
Finished goods - ACS...........      6,538            --
                                  --------      --------
                                  $377,627      $145,290
                                  ========      ========

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


    NOTES TO THE DECEMBER 31, 1995 AND 1994 FINANCIAL STATEMENTS, CONTINUED

3.      PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost and consist of the following at December 31:


                                    1995         1994
                                -----------    ----------
Machinery and equipment.........    136,762    151,762
Leasehold improvements..........      3,453      3,453
Office furniture and fixtures...    156,437    156,437
                                 ----------  ---------

                                    296,652    311,652

Less accumulated depreciation...    149,409     93,125
                                 ----------  ---------

                                 $  147,243  $ 218,527
                                 ==========  =========

4.   OTHER ASSETS:

     Other assets are stated at cost and consist of the following:

                                     1995        1994
                                   ----------  ---------
Organizational costs............      5,930       5,930
Trademarks......................     47,755      47,755
Patents.........................     13,225      13,225
                                   --------    --------

                                     66,910      66,910
Less accumulated amortization...    (64,694)    (51,425)
                                  ---------    --------

                                      2,216      15,485

Deposits........................     13,496      13,496
                                   --------    --------

                                   $ 15,712    $ 28,981
                                   ========    ========

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


    NOTES TO THE DECEMBER 31, 1995 AND 1994 FINANCIAL STATEMENTS, CONTINUED


5.   NOTES PAYABLE:

     Notes payable consist of the following at December 31:

                                                                                     1995         1994
                                                                                 ----------    ----------
Note payable to shareholder, interest at 8%, principal and accrued interest
 due July 1, 1997, without collateral..........................................   $ 167,649    $ 193,491

Note payable (line of credit), including accrued interest to a bank with
 interest at 13%, without collateral...........................................     172,370      152,540

Note payable (Bridge Loans) to shareholders, interest at 15%, principal due
 October 1996 through December 1996, interest due quarterly beginning
 March 1996, collateralized by equipment, receivables, and inventory (see
 Note 6).......................................................................     350,473           --

Convertible subordinated note payable, interest at 18%, principal and
 accrued interest due August 1995, without collateral..........................     100,000           --

Note payable to shareholder, interest at 10%, principal and accrued interest
 due February 1995, without collateral.........................................      25,000           --

Note payable to others, including, accrued interest............................       6,973        6,311
                                                                                 ----------   ----------

                                                                                    822,465      352,342

Less current maturities........................................................    (654,816)    (173,366)
                                                                                 ----------   ----------

                                                                                  $ 167,649    $ 178,976
                                                                                  =========    =========

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


    NOTES TO THE DECEMBER 31, 1995 AND 1994 FINANCIAL STATEMENTS, CONTINUED

  The terms of the note payable to a shareholder for $167,649 were amended in November 1995. As a result of the amendment, this balance has been recorded as long-term. Accrued interest totaling $1,023 and $13,514 at December 31, 1995 and 1994, respectively, are included in the note balances above.

  The principal balance of the convertible subordinated note payable is convertible, at the holder's discretion, into common stock of the Company at a rate of $7 per share.

  The note payable to a bank is the subject of litigation between the lender and the Company. The lender has sued the Company for non-payment. The Company alleges that the lender did not perform under the terms of the original note. Common stock totaling 208,000 shares originally issued to intermediaries in the transaction were canceled in 1993 due to failure to perform and conflict of interest. Such shares are not recorded as issued or outstanding. While the ultimate outcome of this litigation cannot be determined at this time, the Company believes it has meritorious defenses under the terms of the note and the outcome will not have a materially adverse effect on its financial condition or results of operations. The full balance of the note and interest accrued thereon at 13% per annum are reflected as current liabilities as of December 31, 1995 and 1994.

6.  BRIDGE FINANCING:

  On October 23, 1995, the Company entered into a Bridge Loan and Consulting Agreement with a Placement Agent (Agent) pursuant to which the Agent assisted the Company in obtaining new capital in the form of one-year notes (see Note 5) bearing interest at 15% per annum (Bridge Loan). The Company granted to the purchasers of the notes, common stock of Telegen in an amount equal to one percent of the then outstanding common stock. The Agent has guaranteed the payment of the principal and accrued interest of the notes. The Company has issued common stock to the Agent in an amount determined by formula and paid the Agent commissions totaling 15% of the gross amount raised.

  As of December 31, 1995, the Company had received gross Bridge Loan proceeds of $440,000 from the issuance of one-year notes and 21,472 shares of the Company's common stock. Of the total proceeds, $107,360 was allocated to common stock and $332,640 was allocated to debt. The Agent received $69,390 from the proceeds and 41,149 shares of common stock. Other offering expenses were approximately $15,600. Aggregate financing costs of $290,710 were allocated to debt financing costs and common stock in the amounts of $219,777 and $70,933, respectively.

  Subsequent to year end, the Company received an additional $275,000 from the issuance of one-year notes and 13,420 shares of the Company's common stock. Of the total proceeds, $67,100 was allocated to common stock and $207,900 was allocated to debt. The Agent received $42,540 from the proceeds and 25,719 shares of common stock as commission on the transaction. Other offering expenses were approximately $17,500. Aggregate financing costs of $188,668 were allocated to debt financing costs and common stock in the amounts of $142,633 and $46,035, respectively.

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


    NOTES TO THE DECEMBER 31, 1995 AND 1994 FINANCIAL STATEMENTS, CONTINUED

7.  SHAREHOLDERS' EQUITY:

                          Convertible Preferred Stock
                          ---------------------------

  The Company has 1,000,000 shares of Preferred Stock authorized of which 550,000 shares are designated Series A. Each share of Series A Convertible Noncumulative Preferred Stock is entitled to one vote per share of common stock into which the Preferred is convertible into common stock at the holder's discretion. The Series A Preferred Stock will automatically convert into Common Stock in the event of 1) a public offering of not less than $15 per share, or
2) the affirmative vote of 67% of the outstanding Preferred Shares. In all cases, the conversion rate will initially be 1:1, subject, in certain circumstances, to anti-dilutive adjustments. Each share of Series A Preferred Stock is entitled to receive noncumulative dividends at a rate of 8% per annum if declared by the directors of the Company and in preference to the Common Stock. In the event of liquidation, each share of Preferred is entitled to receive, in preference to the Common shareholders, an amount equal to $10 per Preferred Share, which depending on circumstances, may be paid in cash or securities of any entity surviving the liquidation.

                        Stock Option and Incentive Plan
                        -------------------------------

  On October 29, 1993, the Company authorized a stock option plan under which options to purchase shares of common stock may be granted to full time employees. The number of options granted is based on employee performance. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant. Options are exercisable on the date of the grant, expire five years from the date of grant and vest over varying lengths of time, up to twelve months.

     In addition, on October 29, 1993, the Company's Board of Directors authorized granting to full time employees who successfully complete a probationary period a number of shares of common stock or an option to purchase a number of shares of common stock whose total market value on the date of grant is equal to five percent of the employee's annual salary. In 1995 and 1994, respectively 1,582 shares and 7,392 shares were issued to employees and $7,910 and $36,960 was recorded as an expense. Options granted under this plan are included in the table below.

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


    NOTES TO THE DECEMBER 31, 1995 AND 1994 FINANCIAL STATEMENTS, CONTINUED


     The following summarizes the stock option transactions for the two-year period ended December 31, 1995:


                                                        NUMBER OF     OPTION PRICE PER
                                                         SHARES             SHARE
                                                       -----------    -----------------
 Outstanding and exercisable at December 31, 1993...      13,216
Issued..............................................       1,873            $1.00

                                                           2,266            $4.00

                                                         346,499            $5.00

Exercised...........................................        (150)           $5.00
Canceled............................................          --
                                                        --------
 Outstanding and exercisable at December 31, 1994...     363,704

Issued..............................................      92,195            $5.00
Exercised...........................................      (1,061)           $5.00
Canceled............................................          --
                                                        --------
  Outstanding and exercisable at December 31, 1995...    454,838
                                                        ========

   In February 1996, the Company's Board of Directors approved granting to non-employee members of the Board $1,000 per Board meeting attended. The Board members may elect to receive their compensation in the form of common stock of the Company or options to purchase shares of the Company's common stock at an exercise price equal to the fair value of the shares at the beginning of the calendar year the options are granted. Also, the Board approved granting to non-employee members of the Board, options to purchase, on an annual basis, 20,000 shares of the Company's common stock. The options will be granted at the beginning of each calendar year at fair value and vest ratably over the year, unless the member is discharged from the Board due to a merger, buyout or other event not in the ordinary course of business, in which case the options will vest immediately.

  In February 1996, the Board granted certain officers of the company options to purchase shares of the Company's common stock at a price of $5.00 per share for a period of five years. A total of 200,000 options were granted, of which 100,000 vest immediately and the remaining options vest in 50,000 share increments upon the Company achieving certain performance goals.

  In February 1996, the Board authorized the granting of 17,000 options to an employee to purchase company stock at $5 per share, exercisable for a period of up to five years. In addition, options to purchase additional shares would be granted in certain circumstances.

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


    NOTES TO THE DECEMBER 31, 1995 AND 1994 FINANCIAL STATEMENTS, CONTINUED

                                    Warrants
                                    --------

     In August 1995, a shareholder and officer of the Company was issued warrants to purchase 50,500 shares of common stock for $.01 per share for a period of five years. The warrants can be exercised at any time. Compensation expense totaling $251,995 was recorded to reflect the difference between the fair value of the common stock and the exercise price.

8.  INCOME TAXES:

     The income tax effect of temporary timing differences between financial and income tax reporting that give rise to deferred income tax assets at December 31, 1995 and 1994, under the provisions of SFAS No. 109 are as follows:


                                                 1995           1994
                                             ------------   ------------
Federal net operating loss carryforward...   $ 1,658,234    $   873,684
State operating loss carryforward.........       292,630        154,084
                                             -----------    -----------

                                               1,950,864      1,027,768
Less valuation allowance..................    (1,950,864)    (1,027,768)
                                             -----------    -----------

                                             $        --    $        --
                                             ===========    ===========

     Net operating loss carryforwards of $4,877,159 expire from 2005 to 2010 for federal income tax reporting purposes and from 1998 to 2000 for state tax reporting purposes.

     The Company has recorded a valuation allowance equal to the full value of the deferred tax asset to reflect the uncertain nature of the ultimate realization of the deferred tax asset based on past performance.

9.   DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents

     The carrying amount approximates fair value due to the short maturity of these instruments.

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


    NOTES TO THE DECEMBER 31, 1995 AND 1994 FINANCIAL STATEMENTS, CONTINUED

     Line of Credit

     The carrying value of the Company's line of credit is assumed to approximate fair values due to its short-term maturities.

     Notes Payable

     The fair value of the Company's notes payable is estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The carrying value of these instruments approximates fair value.

10.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the years ended December 31, 1995 and 1994, the Company received the following services in exchange for shares of common stock:


                                    1995                1994
                              -----------------   -----------------
                              SERVICES   SHARES   SERVICES   SHARES
                              RECEIVED   ISSUED   RECEIVED   ISSUED
                              --------   ------   --------   ------
Legal Services.............   $217,000   43,083    166,000   38,421

Employee Services..........      7,900    1,582     37,000    7,342

Deferred Financing Costs...     49,500    9,899         --       --

Other Services.............     61,000   23,687     19,000    3,418

Accounts Payable...........      3,300      400     52,000   14,010

     In addition, approximately $252,000 in employee services was received in exchange for 50,500 common stock warrants (Note 7). Also, approximately $106,000 in deferred financing costs and $34,000 in common stock offering costs are included in accounts payable at December 31, 1995.

     In 1994, the Company received a vehicle in exchange for $5,000 in cash and a note payable to the seller for $10,000.

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


    NOTES TO THE DECEMBER 31, 1995 AND 1994 FINANCIAL STATEMENTS, CONTINUED

11.  PROPOSED MERGER:

     The Company has entered into an agreement dated November 16, 1995, as amended by Amendment No. 1, dated January 18, 1996, and Amendment No. 2, dated April 9, 1996, whereby the Company would merge with a SEC registrant (Registrant). Pursuant to the merger agreement, among other things, each share of common and preferred stock of the Company would be converted into shares of common stock and preferred stock of the Registrant (after giving effect to a 7.25:1 reverse split of the Registrant's common stock). The surviving company would be known as Telegen Corporation and the directors of the Company immediately prior to the merger will be the directors of the surviving company. Additionally, certain key employees of the Company will enter into employment contracts, effective upon the consummation of the merger. Among other conditions, the proposed merger is subject to the approval of the majority of the outstanding voting shares of the Registrant. Under certain circumstances, if the agreement is terminated, the Company may be liable for up to $200,000 in expenses incurred by the Registrant related to this transaction. Additional shares may be issued to shareholders of the Registrant if certain post-merger stock price parameters are not met over the period occurring between the merger closing date and December 31, 1997.

12.  COMMITMENTS:

     The Company leases its facilities and certain equipment under long-term, noncancelable lease agreements which have been accounted for as operating leases. The leases require that the Company pay all property taxes, insurance costs, repairs and common area maintenance expenses associated with its portion of the facilities. The Company's noncancelable lease agreement expires during 1996. Minimum payments during 1996 under the lease terms are $97,698.

     Rental expense charged to operations for all operating leases was approximately $202,000 and $189,000 for the years ended December 31, 1995 and 1994, respectively.

     Subsequent to December 31, 1995, the Company's Board of Directors approved the future grant of a 5% interest in the Company's subsidiary, Telegen Display Laboratories, to a director of the subsidiary.

     In March 1996, the Company consummated an Agreement to sell a minimum of $360,000 in products and services to a telecommunications company by March 1997. Currently, all of the Company's telecommunication products are manufactured in Hong Kong and The People's Republic of China by a single manufacturer. The Company contracts with the manufacturer on a purchase order basis and does not have a long-term agreement with the manufacturer. The Company is currently pursuing additional assembly sources which meet the Company's quality specifications. Nonetheless, the Company believes that it has adequate capacity through its current manufacturer to meet its requirements through the next year.

13.  CONTINGENCIES:

     The Company is subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcome of these matters will have no material adverse effect on the Company's financial position, results of operations and cash flows.

14.  RELATED PARTY TRANSACTIONS:

     Revenues for the year ended December 31, 1995, includes approximately $30,000 in sales to a business whose principal is a director of the Company.

                              TELEGEN CORPORATION
      (Renamed Telegen Communications Corporation as of October 28, 1996)


    NOTES TO THE DECEMBER 31, 1995 AND 1994 FINANCIAL STATEMENTS, CONTINUED

15.  SUBSEQUENT EVENTS:

     In February 1996, the Company initiated a private offering of up to 1,320,000 shares of common stock at $5 per share. The placement agent will receive a commission of 15% of the funds raised and will pay $100 for warrants to purchase a number of shares equal to 10% of the shares sold in the offering. The warrants would be exercisable at $3.50 per share. The placement agent may also be granted up to 136,000 shares of common stock based on certain parameters related to the offering. Through April 1996, Telegen had received gross proceeds of approximately $6,500,000 and had paid approximately $990,000 in fees to the placement agent.

                              TELEGEN CORPORATION
    (The Registrant as of October 28, 1996, on a Pro Forma Condensed Basis)


(b)  PRO FORMA FINANCIAL INFORMATION

     The following is a list of the financial statements and notes available for the Registrant as of September 30, 1996, on a pro-forma condensed basis, giving effect to the October 28, 1996 Acquisition:

     Pro Forma Consolidated Condensed Balance Sheet as of September 30, 1996
      (Unaudited)
     Pro Forma Consolidated Condensed Statement of Operations for the nine-month period ended September 30, 1996 (Unaudited)
     Pro Forma Condensed Balance Sheet as of December 31, 1995 (Unaudited)
     Pro Forma Condensed Statement of Operations for the year ended December 31,
      1995 (Unaudited)
     Notes to the Pro Forma Consolidated Condensed Financial Statements for the year ended December 31, 1995 and the nine-month period ended September 30, 1996 (Unaudited)

                              TELEGEN CORPORATION
    (The Registrant as of October 28, 1996, on a Pro Forma Condensed Basis)


                 PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEET
                               September 30, 1996
                                  (Unaudited)


                                                          HISTORICAL                      PROFORMA
                                                 ----------------------------    ------------------------
                                                                  SOLAR ENERGY
                                                    TELEGEN        RESEARCH                      TELEGEN
                                                 CORPORATION      CORPORATION    ADJUSTMENTS   CORPORATION
----------------------------------------------  ------------     ------------    -----------   -----------
Current Assets
--------------
Cash                                              $ 6,035,707     $       103    $        --    $ 6,035,810
Accounts receivable, trade                              6,402              --             --          6,402
Accounts receivable, other                            120,933              --             --        120,933
Inventory                                             328,536              --             --        328,536
Prepaid & other current assets                             --             915             --            915
                                                   ----------     -----------     ----------     ----------
 Total current assets                               6,491,578           1,018             --      6,592,596

Property and equipment, net                           942,732              --             --        942,732
Other assets                                           63,495              --             --         63,495
                                                   ----------     -----------     ----------     ----------
 Total assets                                       7,497,805           1,018             --      7,498,823
                                                   ==========     ===========     ==========     ==========

Current Liabilities
-------------------
Current maturities of notes payable                   126,116              --             --        126,116
Accounts payable, trade                               271,970          28,498             --        300,468
Accrued expenses                                      357,767          24,891             --        382,658
                                                   ----------     -----------     ----------     ----------
Total current liabilities                             755,853          53,389             --        809,242

Note payable-shareholder, long-term                        --              --             --             --
                                                   ----------     -----------     ----------     ----------
 Total liabilities                                    755,853          53,389             --        809,242

Shareholders' equity (deficit)
------------------------------
Series A convertible preferred stock,                 937,856              --             --        937,856
Common stock                                       13,882,539         713,798       (766,169) B  13,830,168
Additional paid in capital                                 --         954,061       (954,061) B          --
Accumulated deficit                                (8,078,443)     (1,720,230)     1,720,230  B  (8,078,443)
                                                   ----------     -----------     ----------     ----------
 Total shareholder's equity (deficit)               6,741,952         (52,371)            --      6,689,581

Total liabilities and shareholder's deficit         7,497,805           1,018             --      7,498,823
                                                   ==========      ==========     ==========     ==========

    The accompanying notes are an integral part of these pro forma financial statements.

                              TELEGEN CORPORATION
    (The Registrant as of October 28, 1996, on a Pro Forma Condensed Basis)


            PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               for the nine-month period ended September 30, 1996
                                  (Unaudited)


                                                       HISTORICAL                      PROFORMA
                                              ----------------------------    --------------------------
                                                              SOLAR ENERGY
                                                 TELEGEN        RESEARCH                        TELEGEN
                                              CORPORATION      CORPORATION     ADJUSTMENTS    CORPORATION
------------------------------------------    -----------      -----------     -------------  ----------
Sales                                          $    19,833       $      --       $     --    $    19,833
Cost of goods sold                                 (15,282)             --             --        (15,282)
                                              ------------       ---------       --------    -----------
 Gross profit                                        4,551              --             --          4,551

Operating expenses
------------------
Selling and marketing                               96,800              --             --         96,800
Research and development                           988,319              --             --        988,319
General and administrative                       1,579,855          29,521        (29,521) C   1,579,855
General and administrative-related party           126,065         125,121       (125,121) C     126,065
                                              ------------       ---------       --------    -----------

Loss from operations                            (2,786,488)       (154,642)       154,642     (2,786,488)

Other income/(expense)
---------------------
Interest income                                    144,684              --             --        144,684
Interest expense                                  (134,782)         (1,353)            --       (136,135)
                                              ------------       ---------       --------    -----------
Net loss                                        (2,776,586)       (155,995)       154,642     (2,777,939)
                                              ============       =========       ========    ===========

Weighted average shares outstanding              4,183,054       1,367,042                     4,371,612
                                              ============       =========                    ==========
Net loss per common and common
equivalent share                                     (0.66)          (0.11)                        (0.64)
                                              ============       =========                    ==========

    The accompanying notes are an integral part of these pro forma financial statements.

                              TELEGEN CORPORATION
    (The Registrant as of October 28, 1996, on a Pro Forma Condensed Basis)


                       PRO FORMA CONDENSED BALANCE SHEET
                               December 31, 1995
                                  (Unaudited)

                                                             HISTORICAL                        PROFORMA
                                                     ----------------------------     --------------------------
                                                                     SOLAR ENERGY
                                                        TELEGEN        RESEARCH                         TELEGEN
                                                     CORPORATION       CORPORATION    ADJUSTMENTS     CORPORATION
------------------------------------                 -----------     -------------    -----------     -----------
                                                                                      (Unaudited)      (Unaudited)
Current Assets
--------------
Cash                                                  $   177,904     $    12,509    $                 $   190,413
                                                                               --
Accounts receivable, trade                                  3,704              --               --           3,704
Accounts receivable, other                                  2,186              --               --           2,186
Inventory                                                 377,627              --               --         377,627
Deferred merger costs                                          --          40,000          (40,000) A           --
                                                      -----------      ----------     ------------     -----------
 Total current assets                                     561,421          52,509          (40,000)        573,930

Deferred financing cost, net                              197,248              --               --         197,248
Property and equipment, net                               147,243              --               --         147,243
Other assets                                               15,712           1,415               --          17,127
                                                      -----------      ----------     ------------     -----------
 Total assets                                             921,624          53,924          (40,000)        935,548
                                                      ===========      ==========     ============     ===========

Current Liabilities
-------------------
Current maturities of notes payable                       375,473              --               --         375,473
Current maturities of notes payable-shareholder           279,343              --               --         279,343
Accounts payable, trade                                 1,147,953           4,228               --       1,152,181
Accounts payable, other                                     2,102          17,997               --          20,099
Accrued expenses                                          518,732           4,551               --         523,283
                                                      -----------      ----------     ------------     -----------
Total current liabilities                               2,323,603          26,776               --       2,350,379

Note payable-shareholder, long-term                       167,649              --               --         167,649
                                                      -----------      ----------     ------------     -----------
 Total liabilities                                      2,491,252          26,776               --       2,518,028

Shareholders' equity (deficit)
-----------------------------
Series A convertible preferred stock,                     922,526              --               --         922,526
Common stock                                            2,809,703         636,925         (609,777) B    2,836,851
Additional paid in capital                                     --         954,061         (954,061) B          --
Accumulated deficit                                    (5,301,857)     (1,563,838)       1,523,838  B  (5,341,857)
                                                      -----------      ----------     ------------     -----------
 Total shareholder's deficit                           (1,569,628)         27,148          (40,000)     (1,582,480)

Total liabilities and shareholder's deficit               921,624          53,924          (40,000)        935,548
                                                      ===========      ==========      ===========     ===========

    The accompanying notes are an integral part of these pro forma financial statements.

                              TELEGEN CORPORATION
   (The Registrant as of October 28, 1996, on a Pro Forma Condensed Basis)


                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                      for the year ended December 31, 1995

                                                             HISTORICAL                      PROFORMA
                                                  ----------------------------     --------------------------
                                                                    SOLAR ENERGY
                                                    TELEGEN          RESEARCH                        TELEGEN
                                                  CORPORATION       CORPORATION    ADJUSTMENTS     CORPORATION
------------------------------------              -----------     -------------    -----------     -----------
                                                                                  (Unaudited)      (Unaudited)
Sales                                              $   145,795     $               $               $   145,795
                                                            --            --
Cost of goods sold                                    (170,421)           --             --           (170,421)
                                                    ----------      --------        -------         ----------
 Gross profit                                          (24,626)           --             --            (24,626)

Operating expenses
------------------
Selling and marketing                                   84,467            --             --             84,467
Research and development                               826,984            --             --            826,984
General and administrative                           1,501,469        33,301        (33,301)  C      1,501,469
General and administrative-related party                    --        46,872        (46,872)  C             --
                                                    ----------      --------        -------         ----------
Loss from operations                                (2,437,546)      (80,173)        80,173         (2,437,546)

Other income/(expense)
----------------------
Interest income                                            725            --             --                725
Interest expense                                       (81,105)       (1,556)            --            (82,661)
                                                    ----------      --------        -------         ----------
Net loss                                            (2,517,926)      (81,729)        80,173         (2,519,482)
                                                    ==========      ========        =======         ==========

Weighted average shares outstanding                  2,652,718     1,070,725                         2,800,404
                                                    ==========     =========                        ==========

 Net loss per common and common                          (0.95)        (0.08)                            (0.90)
 equivalent share                                   ==========     =========                        ==========

    The accompanying notes are an integral part of these pro forma financial statements.

                              TELEGEN CORPORATION
   (The Registrant as of October 28, 1996, on a Pro Forma Condensed Basis)

       NOTES TO THE PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      for the year ended December 31, 1995
               and the nine-month period ended September 30, 1996
                                  (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

The Registrant has filed an amended registration statement on Form S-4 with the Securities and Exchange Commission under the name Solar Energy Research Corp., a Colorado corporation ("SERC"), with respect to the acquisition (the "Acquisitions") of all outstanding capital stock of Telegen Corporation, a California corporation ("Telegen") by Telegen Acquisition Company, a California company ("TAC"), a wholly owned subsidiary of SERC, through a merger of TAC with and into Telegen. Telegen will thereby become a wholly owned subsidiary of SERC. Effective upon closing, SERC (i) will issue one share of its common stock (after giving effect to the 7.25 to 1 reverse split of the currently issued and outstanding SERC common stock) for each share of Telegen common stock issued and outstanding at closing; (ii) will issue one share of Class A preferred stock for each share of Telegen preferred stock issued and outstanding at closing;
(iii) will issue one option to acquire a share of SERC's common stock in exchange for each outstanding option to acquire Telegen common stock; and (iv) will issue one warrant to acquire a share of SERC's common stock in exchange for each outstanding warrant to acquire Telegen common stock.

The Acquisition has been treated as a recapitalization of Telegen with Telegen as the acquirer (reverse acquisition). The pro forma financial statements of Telegen Corporation have been prepared based on the historical financial statements of Telegen considering the effects of the Acquisition. The pro forma balance sheet of Telegen Corporation at September 30, 1996 has been prepared as if the acquisition and the reorganization transactions had been consummated at September 30, 1996. The pro forma income statements of Telegen Corporation for the year ended December 31, 1995 and the nine-month period ended September 30, 1996 have been prepared as if the acquisition and the reorganization transactions had been consummated at January 1, 1995 and January 1, 1996. The pro forma financial statements should be read in conjunction with the historical financial statements, and related notes thereto, of SERC and of Telegen included elsewhere herein.

The computation of the pro forma primary loss per common share is based upon the weighted average number of outstanding common shares for the year ended December 31, 1995 and for the period ended September 30, 1996 and excludes the anti-dilutive effect of the contingent shares issuable upon the exercise of stock options, warrants and other contingent shares related to the price protection provisions. For the year ended December 31, 1995 and the period ended September 30, 1996, the pro forma fully diluted loss per common share is considered to be the same as the pro forma primary loss per common share since the effect of the common stock equivalents and any contingent shares associated with the price protection provision would be anti-dilutive.

The unaudited pro forma financial statements are not necessarily indicative of what the actual financial position would have been at September 30, 1996, nor of the actual results of operations for the year ended December 31, 1995 or the nine-month period ended September 30, 1996, had the acquisition and the reorganization transactions occurred on September 30, 1996, January 1, 1995 and January 1, 1996, respectively, nor does it purport to present the future financial position or results of operations of the Registrant.

2.   ASSUMPTIONS:

Certain assumptions regarding the operations of the Registrant have been made in connection with the preparation of the pro forma financial statements. Those assumptions are as follows:

(a) Pro forma net income per share information for the year ended December 31, 1995 is calculated using weighted average shares outstanding of 147,686 shares for SERC (after giving effect to the 7.25 to 1 reverse split of the SERC outstanding common stock) prior to the merger plus the weighted average shares outstanding of 2,652,718 shares for Telegen.

                              TELEGEN CORPORATION
   (The Registrant as of October 28, 1996, on a Pro Forma Condensed Basis)

 NOTES TO THE PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                      for the year ended December 31, 1995
               and the nine-month period ended September 30, 1996
                                  (Unaudited)

(b) Pro forma net income per share information for the nine-month period ended September 30, 1996 is calculated using weighted average shares outstanding of 188,558 shares for SERC (after giving effect to the 7.25 to 1 reverse split of the SERC outstanding common stock) prior to the merger plus the weighted average shares outstanding of 4,183,054 shares for Telegen.

(c) The Registrant anticipates that the reorganization will qualify as a tax free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code.

SERC anticipates limitation of the use of its tax net operating loss carryforwards as a result of a change in ownership as defined in Section 382 of the Internal Revenue Code. SERC and Telegen can utilize their existing net operating loss carryforwards, subject to the limitation on SERC set out above, on future taxable income generated by their respective companies.

The Registrant will provide a full valuation allowance against its deferred tax asset due to the uncertainty of the its realization. The deferred tax asset is primarily attributable to approximately $3.2 million in net operating loss carryforwards expiring from 1998 through 2010.

3.  THE PRO FORMA ADJUSTMENTS:

     (A) Elimination of the deferred merger costs as part of the purchase price of Telegen.

     (B) Elimination of SERC common stock, additional paid-in capital and stockholders' deficit. The elimination of SERC common stock is offset by the SERC's net assets (pre-acquisition) of $27,148 and ($52,371) at December 31, 1995, and September 30, 1996, respectively, and the elimination of SERC's accumulated deficit is offset by SERC's prepaid acquisition costs of $40,000 (post acquisition) at December 31, 1995.

     (C) Reflects the elimination of expenses incurred by SERC due to the Acquisition. SERC's offices will be relocated to the office location of Telegen.

                  SOLAR ENERGY RESEARCH CORP. AND SUBSIDIARY
      (Prior to October 28, 1996, the Predecessor to Telegen Corporation)

                             THELEGEN CORPORATION
    (The Registrant as of October 28, 1996, on a Pro Forma Condensed Basis)


(c)  EXHIBITS

Attached herein in Part II, Item 6.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 a)            Exhibits

EXHIBIT
NUMBER         DESCRIPTION
2.1++          Plan of Acquisition
3.1(i)         Articles of Incorporation
3.1(ii)        By-laws
10.1++         Material Contracts
11.1+++        Statement re Computation of Per Share Earnings
16.1           Letter re Change in Certifying Accountant
23.1           Consents of Coopers & Lybrand, L.L.P. Independent Auditors
27.1           Financial Data Schedule
----------------------

++ Incorporated by reference to the Registrant's amended registration statement on Form S-4 (File No. 333-4037) as originally filed with the Commission on May 17, 1996.
+++ Per share earnings for the Registrant, without giving effect to the Acquisition, are reported herein, on page 4.

   b) Reports on Form 8-K

      Not applicable.

                                   SIGNATURES

   The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended September 30, 1996 have been included.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               TELEGEN CORPORATION
                               (Registrant)


Date: November 12, 1996        /s/ WARREN M. DILLARD
                               ---------------------
                               Warren M. Dillard, on behalf of the Registrant
                               and as Chief Financial Officer