Form 10-K
period 1996-12-31
TELEGEN CORP /CO/
filed 1997-03-31
CIK 906448

                                    TELEGEN
                                    Part  I
                                    -------


ITEM 1.         BUSINESS OF TELEGEN

     Telegen Corporation ("Telegen" or the "Company") is a diversified, high technology company with products, both developed and in development, in the telecommunications and internet hardware, flat panel display and multimedia markets. At present, Telegen is organized into three subsidiaries and one division. Telegen Display Laboratories, Inc. ("TDL"), a California corporation and a controlled second tier subsidiary of the Company, has developed a low-cost flat panel display technology to compete with other types of flat panel displays. Telegen Communications Corporation ("TCC"), a California corporation and a wholly-owned subsidiary of the Company, develops manufactures and markets a line of intelligent telecommunications and internet products, providing additional features to existing telephone equipment used by consumers and small businesses. Morning Star Multimedia Inc., a New Jersey Corporation ("MSM"), a wholly-owned subsidiary of the Company, is a creator and supplier of interactive CD-ROM and internet-based edutainment, infotainment and entertainment programs and software. The Telegen Laboratories division is a research organization which develops new products and technologies which are then manufactured and marketed through one of the operating divisions or subsidiaries. Telegen's corporate offices are located at 101 Saginaw Road, Redwood City, CA 94063, (415) 261-9400.


     Telegen was incorporated in California on August 30, 1996. In the year ending December 31, 1996, certain significant developments occurred. On October 28, 1996 the Company completed its merger with Solar Energy Research Corp., a Colorado corporation ("SERC") and became a public reporting company. During the course of this merger, SERC was redomiciled to become a California corporation, Telegen changed its name to TCC and the entity formerly known as SERC changed its name to Telegen. Ownership in the new merged entity was 97% by former Telegen shareholders and 3% by SERC shareholders. On December 27, 1996 the Company completed its acquisition of MSM. In return for all the capital stock of MSM, Telegen issued the three shareholders of MSM a total of 133,333 shares of Telegen Common Stock.

Telegen Display Laboratories, Inc.

     Flat Panel Display Technology. Telegen has developed a proprietary flat panel technology which represents a major departure from the current product offerings on the market today. The visual characteristics, relative ease of manufacturing and low costs of this technology could enable Telegen to become a significant participant in the display business.

     Telegen expects its proprietary flat panel display technology to compete favorably with existing Active Matrix Liquid Crystal Display ("AMLCD") technology in terms of resolution, brightness, color, viewing angle, durability and cost. Telegen also believes its technology can be manufactured in large scale at a significantly lower cost than AMLCD and other flat panel technologies. Primary differences between the Telegen flat panel display and a good quality CRT monitor include its reduced thickness and weight, lower operating cost, higher reliability and potentially brighter presentation. Telegen believes that these features make its display desirable for many products in the industry.

     Telegen's High Gain Emissive Display, or HGED is a full color, high resolution, high brightness, and high contrast flat panel display which can be produced in sizes ranging from 10 inch, notebook computer size to full, large screen television size of up to 40 inches. The relatively inexpensive HGED technology produces the same or better performance than the bulky, heavy and high voltage cathode ray tube (CRT) used in television sets, but in a flat, low-weight package.

     Telegen plans to retain at least a 50% ownership in any joint venture and has determined to keep all development, funding, and management of the flat panel display technology independent from its telecommunications activities. To facilitate this, Telegen created TDL. Telegen believes that HGEDs exceed the performance of active matrix liquid crystal displays, or AMLCDs, which are currently the premium laptop computer display and costs the consumer an average of $1,000 above the monochromatic displays and low performing, passive color displays. The HGED has been fabricated in 6" diagonal, full color, full gray scale prototypes which run a standard NTSC (television standard) signal from a computer. Additionally, high brightness test cells have been constructed in the next step of development for a more advanced and potentially lower cost display.

     Telegen believes that its HGED has substantial value, potentially exceeding that of all of its telecommunications products. Telegen is in active discussion with several prospective strategic partners to obtain substantial new capital in the form of either equity investment in TDL or project financing, which TDL will need to develop plant and product specifications, and to build a pilot production facility. TDL's initial production facilities are located in Silicon Valley and it plans to license the manufacturing of the display into a broad range of display markets in order to facilitate the quickest possible market acceptance.

     Telegen plans to establish a limited production line in new facilities in 1998 which could produce up to 60,000 displays per year, and to build a full scale production plant (one million displays per year capacity) in 1998/1999 with the proceeds from a future funding. Further, Telegen sold a 10% equity interest in TDL to a joint venture investment group based in Singapore for an investment in TDL. Along with the investment, the joint venture has an option to acquire licenses to build four plants, each with the capacity to produce one million flat panel displays per year. If all options are exercised the total license fees for these plants will be $40 million, plus royalties.

     Display Patents. In December 1995, Telegen filed for its first U.S. patent (of an estimated total of seven) on the basic HGED technology with broad claims covering displays targeting the entertainment, computer, automotive and military markets. The Company expects this patent to protect its proprietary techniques for building highly cost effective flat panel displays without the use of high-tech semiconductor facilities. A second, similarly based patent was filed in December, 1996. Although it is difficult to precisely project the capital costs for establishing a high volume manufacturing facility, Telegen's initial estimates indicate its technology could lower the display business entry cost from $1 billion to less than $50 million for a facility which can produce one million 20 inch diagonal flat panel displays per year.

     Flat Panel Market. The flat panel display market today generates approximately $12 billion in sales and is predicted by industry sources to grow to greater than $20 billion by the year 2000. Since Telegen anticipates that an HGED display may cost less than 20% of an equivalent AMLCD display, Telegen expects to have a significant competitive advantage in a number of the flat panel display markets.

     Telegen's comparisons of HGED costs versus AMLCD costs are drawn from the current known market costs of AMLCD products readily available on the market today, as compared with Telegen's estimates of the HGED costs. HGED costs are derived from a careful analysis of (i) the cost of components and materials, most of which come from specific bids from suppliers, (ii) estimates of the cost to purchase manufacturing equipment (some of which already have been bid) to be amortized and charged as a cost of the product, and (iii) the estimate of labor and other overhead costs required for each step of the manufacturing process. The labor estimates are derived from the actual experience gained from assembly of HGED prototypes in the past.

     Flat Panel Competition. The market for information displays is highly competitive, and the Company expects this to continue. Telegen believes there is currently no comparable flat panel display with the potential low cost, full color, gray scale and other attributes of HGED available commercially from any other source in volume. The standard flat panel displays currently available are Passive Matrix LCD and AMLCD. These displays are manufactured in high volume by a number of Japanese companies, including Toshiba, Hitachi, NEC and Sharp Electronics. The largest commonly available AMLCD full color screens are 13" diagonal and cost from $15-$17 per square inch to manufacture.

     Several Japanese companies have recently introduced a color plasma driver liquid crystal display ("LCD") flat panel display of 40" diagonal size which will soon be available in the U.S. for $10,000 retail. Full-color plasma screens which are not in any volume production yet, lack good gray scale and are estimated to cost upwards of $20-$30 per square inch to manufacture.

     Additionally, a number of companies, including SI Diamond Technologies, Inc., Micron Technologies, Inc. and Candescent, Inc., are developing a technology known as Field Emission Display (FED). Displays based upon the FED technology are not expected to be available in volume until the end of the decade and are expected to cost between $12-$15 per square inch.

     The HGED in volume production is expected to sell for under $5.00 per square inch. Telegen believes that pricing at this level, if achieved, will give it a competitive advantage, assuming the cost of competing technologies cannot also be reduced to these levels. No assurances can be given that these manufacturing costs can ever be achieved.

Morning Star Multimedia, Inc.

     MSM develops computer software in the following areas: entertainment CD-ROMs, personal productivity software and movie and recording industry CD-ROMs. MSM also develops Internet web site content for major corporations and provides multimedia development services. MSM is currently developing interactive CD-ROM multimedia software relating to the "Casper" movie by Steven Spielberg based upon an adventure through Whipstaff Manor. Additionally, scheduled for release in 1997 is similar software relating to the "Swan Princess" movie which will feature games and activities using actual scenes and backgrounds from original hand-painted animation cells. MSM has also developed "Plan and Track" software for Weight Watchers/(R)/ which will simplify and virtually eliminate the need for tedious paper oriented record keeping and nutritional planning by helping the dieter plan and track meals with easily produced text records and charted and graphed records. MSM is developing another software product for Weight Watchers/(R)/ which is similar to the plan and track software, but is based upon the newly revamped Weight Watchers/(R)/ system, with more user-friendly graphical icon driven operations. Scheduled for completion in late 1997 is "Europa Universalis I," which is a computerized, interactive multimedia version of a popular European board game in which players can assume the role of monarchs of leading states of Europe during the period 1492 - 1792. During 1996, all of MSM's sales were under contract for Internet "Europa Universalis I" and web pages.

     Principal Markets. MSM targets its development and marketing efforts to serve the following markets: (i) boys and girls age 6-12 who love cartoons and animation; (ii) nutritionally conscious men and women age 15-55; and (iii) boys and girls who love science, role playing and various hobbies. MSM faces material competition in segments of these markets, and markets its products primarily through super stores, "Software Only" stores, mass merchandising and mail order. Each of the following product classes produced by MSM taken individually, comprise more than 15% of combined revenue: entertainment CD-ROMs, personal productivity, movie and recording industry CD-ROMs and the rendering of multimedia development services.

     The interactive multimedia CD-ROM market is divided into two main classifications--by software category and by format. By software category, the market may be segmented into business, education, finance, games and personal reference. By format, the market may be segmented into CD ROM and all other medium (i.e. floppy disks, etc.)

     MSM endeavors to acquire popular, well-known licenses with widespread brand awareness, and regularly seeks to gain exclusive control over all licenses and intellectual properties upon which its products are based. MSM's product sales materially vary according to the different seasons, with a significant portion late in the year for the Christmas season. MSM strategically designs its product mix to cross over into many segments of the software industry, thereby providing a balance that minimizes the effect of a downward shift in demand in any one market segment.

     Methods of Distribution. MSM sells its software though a distribution agreement with an appropriate software distribution company enabling MSM to become an affiliate publisher with the distribution company. MSM's customers are accustomed to buying from the following kinds of retailers (in preference order): (i) by dollar volume -- super stores, software only, mass merchandisers and mail order; and (ii) by unit volume -- software only, super stores, mass merchandisers and mail order.

     Competition. MSM competes in two sectors of the interactive multimedia development and publishing business. Specifically, these areas are: (i) development and affiliate publishing of interactive multimedia CD-ROMs; and (ii) interactive multimedia Internet website content development. MSM's primary competition comes from small to intermediate-sized affiliate publishers and developers of CD-ROMs and Internet websites. In the CD-ROM publishing market, the current leaders against which MSM competes consists of large companies like Microsoft, Broderbund, Softkey, Sierra On-Line, Electronic Arts, LucasArts, Intuit, GT Interactive, Davidson and Virgin. In the gaming market segment, MSM competes with these same entities along with Interplay, Maxis and Microprose.
In the education market segment, MSM competes with Softkey, Davidson, Broderbund, Disney Interactive, MECC, Living Books, Microsoft, Edmark, Mindscape and Sierra On-Line. MSM competes with these companies primarily on the bases of competitive pricing, customer service (largely technical support) and dealer promotional support through selling and sales promotional practices.

     MSM expends all of the cost of development of its products in advance except for the physical manufacture of products such as floppy disks and CD-ROMs with packaging. Thus, significant risk is taken with regard to the investment prior to final determination of market acceptance and value of the output. MSM presently has only two established customer relationships by contract: (i) Target Company, a Swedish game company, and (ii) Weight Watchers(R). MSM presently has no backlog nor does it depend on government contracts.

Telegen Communications Corporation

     The consumer electronics market is one of the fastest growing segments of today's economy. The consumer electronics industry swept into the decade of the 1980's on a substantial trend toward technology with a new generation of home and commercial products, all made possible by the microprocessor chip. This trend has continued into the 1990's as more products continue to be introduced that impact the lives and lifestyles of consumers.

     Within the Consumer Electronics industry, the information delivery market has enjoyed rapid growth fueled, to a large extent, by the substantial demand for easy, quick and low cost access to information. The home and small business information equipment market itself is estimated by industry sources to currently be a $25 billion annual market. This market includes telecommunications products such as telephone equipment, wireless communications and Internet access products. Telegen expects the telephone equipment portion of the consumer electronics market to grow at a faster rate than the overall economy throughout the balance of the 1990's.

     The telephone equipment market is a long-standing, well-established industry. The basis of the industry has historically been the telephone itself. In the late 1970's, however, a market for telephone peripheral equipment began to develop because of the invention of the microprocessor chip and deregulation of the industry. This new peripherals market expanded rapidly and today consists of designer and specialty telephones, including full-feature and cordless telephones, cellular telephones, telephone answering machines, FAX machines and computer modems.

     In the small business market, the local telephone companies have discovered a large market for a low-cost, easy-to-install telephone system for offices with less than 20 lines. This service, known as "Centrex" or "Comstar", provides the basic functions of Call Pickup, Call Transfer and Conference Calling to businesses with as few as 2 lines. With small PBX systems costing around $2,000, Centrex/Comstar, at installation costs of up to $100 per line and monthly charges of under $35 per extension, provides small business with a comparatively cost effective solution. This calculates to a total cost for a 4-line typical Centrex installation over a 5-year period of approximately $8,800. Since most small businesses cannot afford the up-front cost of installation of a traditional PBX, Centrex/Comstar has remained the only solution to their needs. In California alone, there are over 1.4 million Centrex lines in service today.

     This condition in the market has created a business opportunity for the marketing of Telegen's ACS and MLD to automatically re-route the appropriate calls to a long distance carrier without additional effort by the caller, saving the caller money and giving the long distance carriers new business.

     The advent of Caller ID services offered by various phone companies across the U.S. and the hardware necessary to utilize such services, is further raising the consciousness of consumers and businesses to the expanding ways they can use the telephone as an information tool.

     Caller ID allows the recipient of a call, with proper equipment, to know the caller's telephone number whether listed or unlisted (and with some equipment, the Caller's name) before accepting the call. This scenario brings up some serious privacy issues. Telegen's ID Blocker is a device designed to selectively block the transmission of a caller's identity to a telephone capable of identifying the telephone number of the calling party. ID Blocker does not interfere with 911 calling number delivery.

     TCC develops, manufactures and markets a line of intelligent telecommunications products, providing enhanced features to existing telephone equipment and services for consumers and small businesses. In 1991, TCC introduced its initial telecommunications products, a series of four (4) outgoing telephone call restrictors known as "TeleBlocker". These accessories, priced at $49.99, provide consumers and small businesses with the ability to restrict outgoing telephone usage in order to control costs. The most advanced version, the TeleBlocker Plus, incorporates a proprietary technology known as "Parallel Technology", which allows one device, plugged anywhere on a telephone line, to control all instruments on the line regardless of location and with no requirement for re-wiring.

     All of TCC's programmable products utilize a proprietary technology known as the Remote Programming System ("RPS"). RPS is a combination of communications hardware, protocols and automated computer systems which enable TCC's Customer Service Representatives to directly service and program any TCC product over the telephone line when a customer calls for assistance on the toll-free Customer Service line. This capability allows even the most complicated products to be set-up and installed, without the need of a user's manual by the average consumer. TCC believes that this patented capability is not available in other comparably-priced programmable consumer products and allows the marketing of products previously considered too complicated for the mass market.

     TCC was granted a very broad (60 claim) patent covering its proprietary telecom technologies on December 31, 1996. These technologies embody two especially valuable capabilities known as "Remote Programming System" and Parallel Control."

     Remote Programming System ("RPS"). All programmable TCC products are capable of being programmed and serviced over the telephone lines from the TCC Customer Service Center using the RPS. The TCC Customer Service Representative is able to diagnose the unit remotely over the telephone line while the customer is still on the line. The representative is then able to download any programming appropriate to the specific unit over the telephone line while the customer is still on the line. TCC believes this feature is a unique technology for inexpensive programmable consumer products. The RPS also provides the ability to support other types of electronic products attached to the telephone lines and could be licensed to third party manufacturers for this purpose. See "Licensing."

     Parallel Technology. Allows one device, plugged anywhere on a telephone line, to control all instruments on the line regardless of location and with no requirement for re-wiring.

     Current distribution channels for TCC's TeleBlocker products include the RBOCS, specialty catalogs and other distributors, such as retail phone stores. In addition, TCC has access to several RBOCs to sell its products through retail catalog and telemarketing channels. Other distribution arrangements include agreements with specialty mail order catalogs such as Sharper Image.

     TCC has previously, and expects again to enter into distribution agreements with large national equipment distributors such as C & L Communications, Inc. and Advantage Telecom Supply, who are distributors to smaller long distance carriers and to "value-added resellers" of telecommunications equipment to the small business market. These distribution channels will be key in the marketing of the MLD 1000 and ACS 2000 into the traditional telecom industry. For the fiscal year ended December 31, 1996, total sales of telecom products were $23,700.

     TeleBlocker. TCC believes that, based upon its marketing research, although there are directly competing products or services available in this market, its TeleBlocker products offer significant feature advantages over the available competing products. TCC also believes its products are superior in quality and have advantages over the competition such as cost controls, ease of use, performance and Parallel Control and RPS capabilities.

     ACS Devices. There are limited alternatives to ACS for single line telephones. For example, Hy-Tek Controls, Inc. sells one and two line dialers which route calls to long distance carriers. However, they differ substantially from TCC's in that they are (1) only in-line series, (2) are not parallel (one device for all telephone instruments), (3) are programmed manually through the telephone keypad, a process that can take up to 1 hour (as opposed to TCC's RPS in 5 minutes or less) and (4) retail at prices of 2-3 times the retail price of the ACS. TCC believes that there are no other devices which operate in parallel or that are supported and programmed by a system comparable to RPS.

     Multi-Line Device ("MLD"). The principal competition to TCC's MLD is a four-line programmable dialer made by Mitel Corporation called the "Mitel Smart One." This is a unit that has been on the market in various versions for about ten years. TCC believes that the "Mitel Smart One" is more difficult and costly to install and program than the MLD, as well as lacking expendability. Also, unlike the MLD, it is incompatible with calling patterns in certain areas of the country. TCC believes this, along with its ease of programming via RPS, provides the MLD product with a significant competitive advantage in those areas. A four line dialer similar to that of Mitel is offered by IQtel, Inc.
It has similar installation features and disadvantages as compared to TCC's MLD as does the Mitel Smart One.

     ID Blocker. TCC knows of only one automatic consumer device currently available which competes with its ID Blocker. That device is priced higher than the expected retail price of TCC's ID Blocker. TCC believes that most consumers concerned about privacy where Caller ID is available are currently limited to manually inserting the "*67" blocking code as called for by the Local Exchange Carrier. There are also a few states which permit the consumer to block all outgoing Caller ID information on a "per-line" basis. Most states with Caller ID service do not offer that capability to consumers and the FCC has not mandated it for inter-state Caller ID.


     TCC has established a corporate policy to actively explore licensing opportunities for both its products and technologies. TCC has a number of proprietary technologies, for which it has secured either patent or trade secret protection, and which TCC believes are licensable. Chief among these are the Parallel Technology (as used in ACS) and the RPS technology (used in all TCC programmable products). These technologies can be used to enhance or develop a wide variety of products. TCC has had discussions with a number of companies regarding licenses for these and other technologies, and believes that the issuance of the US Patent for the Parallel Technology and RPS Technology, greatly enhances licensing opportunities. TCC has also been approached by a number of manufacturers to sell or license the ACS technology for incorporation into finished telephones.

     TCC telecom products are currently being manufactured in Hong Kong and The People's Republic of China by Crystal Field Ltd., a local small manufacturer who meets TCC's specifications for quality. TCC has had a manufacturing relationship with Crystal Field since May 1991 and believes it has adequate capacity through Crystal Field to meet TCC's requirements for the next year.
TCC contracts with Crystal Field on a purchase order basis without a long-term supply arrangement. TCC does not currently have alternative capabilities to manufacture its products under contract, either internally or through third parties but has been offered such capabilities from other manufacturers with equal quality and competitive pricing. In the event that there were an interruption of production or delivery, TCC's ability to deliver products in a timely fashion would be compromised, which would materially adversely affect TCC's results of operations. TCC believes that having a second manufacturing source will limit the effects of any regional component shortages, potential transportation problems and manufacturing capacity limitations. Several qualified assembly facilities located in the United States and the Far East have been identified as alternative manufacturers. Those located abroad are cost-competitive with Crystal Field.

Telegen Research and Development

     Telegen's research and development expenses for the years ending December 31, 1996, 1995 and 1994 were approximately $2,386,331, $842,026 and $830,913 respectively. Telegen estimates that its total expenditures for research and development will aggregate at least $4,000,000, including the flat panel display
(HGED), during 1997. Much of the Telegen Display Laboratories portion of R&D, which totals about $1,416,540, is equipment and related overhead costs. In 1993, Telegen's initial primary research and development activities included the AT&T Call Controller 9050. In 1994 and 1995, Telegen's research and development activities included work toward the development of ACS, MLD and other products not yet introduced. Continued development of enhancements of the ACS and MLD products as well as the flat panel display technology will be significant relative to Telegen's near term sales. This was a drain on Telegen's resources during 1996, but Telegen believes that its investment in research and development may generate positive cash flow in late 1998. There can be no assurances, however, that such investment in additional research and development will result in products that are commercially successful or profitable.

     Telegen's strong emphasis on new product and technology research and development will command management's primary attention through 1997 and much of 1998. It will also comprise the primary use of Telegen's financial resources for these periods. The market for Telegen's products is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. Telegen's success will be dependent in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and enhanced products on a timely basis. If Telegen is unable for technological or other reasons to develop products in a timely manner in response to changes in the industry or if products or product enhancements that Telegen develops do not achieve market acceptance, Telegen's results of operation will be materially adversely affected. Telegen has experienced delays in its development of the ACS product line.

Telegen Intellectual Property

     Telegen has acquired all rights to the underlying technologies embodied in its product lines from the founders of Telegen or has developed such intellectual property internally. Telegen routinely files for both United States and foreign patents on its technologies. Telegen believes, based upon the advice of patent counsel, that patent protection may be available to Telegen on substantial portions of its technologies. A broad patent related to ACS was issued in 1996.

     Telegen Display Laboratories filed its first very broad and basic US patent on the HGED in December 1995, its second in December 1996 and plans to file several more key patents on a continuing basis.

     Additionally, Telegen believes it retains copyright protection for the software used in its products as well as for its integrated circuit designs. It is the policy of Telegen to aggressively protect, through all appropriate means, all of its legal rights to its technologies.

     Telegen relies on a combination of patents, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect its rights pertaining to its products. Such protection, however, may not preclude competitors from developing products similar to Telegen's products. In addition, the laws of certain foreign countries do not protect Telegen's intellectual property rights to the same extent as do the laws of the United States. Although Telegen continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful.

Regulatory Matters

     Federal law requires that all products which connect with the public telephone system must comply with Federal Communications Commission ("FCC") Rules Part 68, as amended. Before such products are sold, they must be tested for compliance by an accredited independent testing laboratory and the test results must be submitted to the FCC. The manufacturer then receives an FCC Registration number which must be displayed on each product. Additionally, all microprocessor-based products (including all of Telegen's product line), must conform to FCC Rules, Part 15, as applied to radiated interference.

     Telegen retains the services of a communications consultant, who has advised and assisted Telegen throughout the design process regarding FCC compliance. In addition, Telegen's Executive Vice President, Bonnie Crystal, has extensive experience in communications engineering to meet the requirements of FCC regulations.

     Telegen has submitted the TeleBlocker and ACS series of products to an independent testing laboratory accredited by the FCC for compliance with applicable interconnect rules. Telegen received such approvals for the TeleBlocker product in January 1991. The ACS product received such approvals in May 1994. Telegen believes that all other contemplated products as designed will have to meet applicable FCC regulations, including MLD, which is currently under such review and expected to be approved shortly.

      At this time, of the Telegen products, only the A/C adapter which provides the power to Telegen's products described above requires UL approval. These adapters are purchased as an off-the-shelf component and already are UL approved. However, at the request of AT&T, the Call Controller 9050 was tested by and received UL listing.

The TeleBlocker meets all UL standards but has not been submitted for such approval. At the request of MCI, in August of 1995, the ACS product was tested by and received UL listing. MLD will similarly require such approval, which Telegen does not expect to have difficulty obtaining.

Employees

     Telegen currently employs 80 persons on a full-time basis, including three executive officers, 15 software programmers and hardware engineers, two marketing and sales employees, and a general support staff. Telegen considers that its relationship with its employees is positive. Telegen's future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and Telegen's continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Competition for such personnel is intense.


ITEM 2.         DESCRIPTION OF PROPERTY

     Telegen maintains its corporate offices at 101 Saginaw Drive, Redwood City, California, 94063. Also located at this address are Telegen's subsidiaries Telegen Communications Corporation, Telegen Display Laboratories, Inc. Another subsidiary of the Company, Morning Star Multimedia, Inc., is located at 29 Ridgewood Ave., Ridgewood, New Jersey.

     The Redwood City facilities include 38,000 square feet of office space at a cost of approximately $45,000 per month plus Telegen's respective share of the building's operating expenses. Telegen believes that there is adequate space available in the new location for expansion, but there can be no assurance that additional space necessary to support its future requirements can be located on favorable terms or that Telegen will not incur significant expenses if it has to obtain additional facilities.


ITEM 3.         LEGAL PROCEEDINGS

     In August 1991, Telegen's subsidiary TCC issued an aggregate of 208,592 shares of Common Stock to Sahara Associates, Inc. ("Sahara") in connection with a letter of credit and related financing to be obtained by TCC. A letter of credit in the amount of $300,000 was issued in favor of TCC by Bank Sadarat but TCC was unable to realize any benefit from such a letter of credit. In September 1992, Bank Sadarat filed a complaint against TCC in the Superior Court of the State of California for the County of San Mateo for approximately $110,000 advanced under a separate letter of credit. In March 1993, TCC canceled the 208,592 shares issued to Sahara and filed a cross-complaint for declaratory relief against Sahara and others. In that action, TCC sought a judicial declaration that the issuance of the aforementioned shares was void for lack of consideration, that the action of TCC in canceling such shares was valid and that the persons to whom such shares were issued have no rights as shareholders of TCC. The case was removed to the Federal District Court for the Northern District of California. In July 1996, TCC settled Bank Sadarat's claim by paying Bank Sadarat $100,000, which is less than the liability for the Bank Sadarat claim that is reflected in TCC's Financial Statements which are incorporated by reference herein. The dispute with Sahara regarding the canceled shares has not yet been resolved. Although the number of shares and percentages of the outstanding shares referred to in this Registration Statement reflect the cancellation of shares issued to Sahara, there can be no assurance as to the ultimate result of the litigation with Sahara.

                                    PART II
                                    -------

ITEM 5.         MARKET FOR COMMON EQUITY

     There is presently a market for Telegen's common stock on the NASDAQ Small Cap Market under the symbol "TLGN." Telegen expects to become eligible for listing on the NASDAQ National Market System sometime in the future, but there can be no assurance that this will happen. Telegen has been listed on the NASDAQ Small Cap Market since November 1996 and Telegen's stock traded at a high of 21 and a low of 8 during the remainder of 1996. Telegen's outstanding common stock is held by 3,290 shareholders and there is one shareholder who purchased Telegen preferred stock in March 1997. No dividends were paid to Telegen's shareholders during the last fiscal year and Telegen does not anticipate paying dividends in the future.


ITEM 6.         SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Management's Discussion and Ananlysis of Financial Condition and Results of Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this report.


                                                                              YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
                                                1996            1995            1994            1993            1992
Revenues                                      -------         -------         -------         -------         -------
  Sales                                      $ 23,700        $145,795        $432,972        $498,358        $162,447
  Services                                    517,356               0               0               0               0
    Total revenues                            541,056         145,795         432,972         498,358         162,447

Cost of Revenues
  Sales                                        18,083         170,421         314,239         296,285          55,544
  Services                                     68,612               0               0               0               0
    Total Cost of Revenues                     86,695         170,421         314,239         296,285          55,544

Gross profit                                  454,361         (24,626)        118,733         202,073         106,903

Operating Expenses
  Sales and marketing                         439,350          89,275          92,170          29,980          11,007
  Research and development                  2,386,331         842,026         830,913          37,955           9,317
  General and administrative                3,043,530       1,506,531       1,118,312         294,526         103,277
    Total operating expenses                5,414,850       2,437,832       2,041,395         362,461         123,601

Income (loss) from operations              (5,414,850)     (2,462,458)     (1,922,662)       (160,388)       (16,698)
Other income, net                             194,443             725           9,608           3,154              0
Interest Expense                              146,650          81,105          30,658          11,488         13,433
Minority Interset                             252,031               0               0               0              0
Income (loss) before provision
  for taxes                                (5,115,026)     (2,542,838)     (1,943,712)       (168,722)       (30,131)
Provision for income taxes                          0               0               0               0              0
Net income (loss)                          (5,115,026)     (2,542,838)     (1,943,721)       (168,722)       (30,131)
Net income (loss) per share                     (1.16)          (0.88)          (0.70)          (0.07)         (0.01)
Shares used in per share calculation        4,418,099       2,882,961       2,785,957       2,294,627      2,075,582


BALANCE SHEET DATA
Working capital (deficit)                   2,702,061      (1,794,634)      (390,017)        827,517       (349,707)
Total assets                                5,727,322         935,788        566,952       1,398,635        127,303
Notes payable and capital lease
  obligations less current portion             18,549         167,649        178,976         151,090        172,796
Accumulated deficit                       (10,441,795)     (5,326,769)    (2,763,931)       (840,219)      (671,497)
Stockholders' equity (deficit)              4,091,163      (1,589,540)      (321,485)        381,088        867,947


ITEM 7. TELEGEN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors that May Affect Future Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Financial Statements and Notes therto included elsewhere in this report.

  Telegen was organized and commenced operations in May 1990. From inception until 1993, Telegen was principally engaged in the development and testing of its products. Telegen's first product sales and revenues were realized in 1991. Revenues in 1991, 1992, 1993, and 1994 were derived primarily from sales of Telegen's TeleBlocker products and in 1995 from its ACS products. In 1996, revenues were derived primarily from the operations of MSM. Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of December 31, 1996, Telegen had an accumulated deficit of $10,441,795. As of December 31, 1996 Telegen has working capital of $2,702,061. Telegen expects to continue to incur substantial operating losses through 1997. In order to become profitable, Telegen must successfully increase sales of its existing products, develop new products for its existing markets and for new markets, increase gross margins through higher volumes and manufacturing efficiencies, manage its operating expenses and expand its distribution capability.

     Telegen has made significant expenditures for research and development of its products, and for the establishment of its sales and marketing operations. In order to remain competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on substantial expansion in Telegen's revenue base.

Results of Operations

     Revenues. Revenues for 1996 were $541,056, compared to $145,795 for 1995, $432,972 for 1994 and $498,358 for 1993. 1996 revenues consisted primarily of Morning Star Multimedia revenues of $517,356 from software services under contract. The remaining $23,700 of 1996 revenues consisted of TCC product sales. Prior to 1996 all revenues were derived from TCC product sales. 1995 TCC revenues consisted primarily of sales of the ACS 2000. In 1994 TCC experienced a significant delivery of Call Controllers to AT&T, representing a non-recurring revenue infusion of $254,297. Excluding the Call Controller sale to AT&T, TCC 1994 revenues consisted primarily of sales of Teleblockers. TCC's Teleblocker product which made up the bulk of revenues for 1994 and the first half of 1995 was taken off the market in June of 1995 for redesign. The redesigned Teleblocker product is being returned to the market in the spring of 1997.

     Cost of Goods Sold. Cost of goods sold and contract services was $86,695 for the year ended December 31, 1996 and $170,421 for the year ended December 31, 1995. Cost of goods sold for 1996 consisted of $68,612 for revenues derived from Morning Star Multimedia and $18,083 for revenues derived from TCC. Prior to 1996 all cost of goods sold was related to TCC product sales. TCC's cost of goods sold for 1995 included a $22,377 charge to write off obsolete inventory. Excluding this write off, cost of goods sold for 1996 and 1995 were consistent with revenues from the same periods. Cost of goods sold for 1994 were $314,239, compared to $296,285 for 1993.

     Research and Development. Research and development expenses were $2,386,331 for the year ended December 31, 1996, $842,026 for the year ended December 31, 1995, $830,913 for the year ended December 31, 1994 and $37,955 for the year ended December 31, 1993. Increased research and development expenses for 1996 resulted from the establishment of a full scale research facility in TDL and research and development expenses of MSM; of the 1996 research and development expenses, $1,416,540 were attributable to TDL, $279,175 were attributable to MSM and $690,616 were attributable to TCC. Of the 1995 research and development expenses, $15,042 was attributable to MSM and $826,984 was attributable to TCC. Prior to 1995 all research and development expenses were attributable to TCC. Lower expenses for TCC in 1996 were the result of completion of development of the ACS product. The increase in years 1994 and beyond as compared with 1993 was primarily due to creation of a full-scale research and development division, Telegen Laboratories.

     Sales and marketing. Sales and marketing expenses for the year ended December 31, 1996 were $439,350 compared with $89,275 for the year ended December 31, 1995, $92,170 for the year ended December 31, 1994 and $29,980 for the year ended December 31, 1993. Of the 1996 sales and marketing expenses, $14,711 was attributable to TDL, $149,618 was attributable to MSM, and $275,021 was attributable to TCC and Telegen Corporation. Of the 1995 sales and marketing expenses, $4,808 was attributable to MSM and $275,021 was attributable to TCC. Prior to 1995 all sales and marketing expenses were attributable to TCC. The increase in sales and marketing expenses for 1996 not related to TDL or MSM were related to increases in marketing staff, creation of new marketing materials, public relations costs related to Telegen as a public company, and costs related to the Consumer Electronics show in January 1997. Reduced expense for 1995 as compared to 1994 was largely attributable to a reduction in the marketing staff in mid-1995. Increased costs from 1993 to 1994 were primarily due to an increase in promotional expenses related to the introduction of Telegen's Call Controller products and initial marketing of ACS. In late 1993 Telegen hired a Director of Telecom Products (its first full-time sales staff position).

     General and Administrative. General and Administrative expenses for 1996 were $3,043,470 as compared with $1,506,531 for 1995, $1,118,312 for 1994 and
$294,526 for 1993. Of the 1996 general and administrative expenses $306,901 were attributable to TDL, $265,855 were attributable to MSM and $2,470,714 were attributable to TCC and Telegen Corporation. Of the 1995 general and administrative expenses, $5,062 was attributable to MSM and $1,501,469 was attributable to TCC. Prior to 1995 all general and administrative expenses were attributable to TCC. The increase in general and administrative expenses not related to TDL or MSM for 1996 as compared to 1995 were related to legal and consulting fees associated with patent activity, legal and accounting fees related to the merger, the amortization of bridge loan expenses, the relocation of Telegen to a new and larger facility. The primary components of general and administrative expenses for 1995 and 1994 were employee salaries and legal and accounting expenses. The increase in general and administrative expenses for 1994 as compared to 1993 were related to expanded facilities and significant staff increases.

     Interest Income and Expense. Net interest income for 1996 was $47,793 as compared with net interest expense of $80,380 for 1995, net interest expense of $21,050 for 1994 and net interest expense of $8,334 for 1993. Of the 1996 interest income and expense TDL contributed $94,112 of interest income and no interest expense, MSM contributed no interest income and $8,864 of interest expense, and TCC and Telegen Corporation contributed $100,331 of interest income and $137,786 of interest expense. Increases in interest income for 1996 for TDL and TCC/Telegen Corporation were the result of increased interest bearing deposits on account following private placements of stock. Increases in interest expenses for TCC and Telegen Corporation for 1996 and 1995 were the direct result of bridge loan expenses; the bridge loans were paid of in May 1996 from the proceeds of a private placement completed in April 1996. The increase in net interest expense from 1993 to 1994 was due to the incurring of debt in late 1992 and 1993, which remained outstanding throughout 1994.

Liquidity and Capital Resources

     Telegen has funded its operations primarily through private placements of its equity securities with individual investors. As of December 31, 1996, Telegen had raised $10,122,411 in net capital through the sale of Telegen common stock, and $4,605,010 in net capital through the sale of TDL common stock. In February 1996, Telegen initiated a private offering of its common stock at $5.00 per share. Through May 1996, when the offering was completed, Telegen had received gross proceeds from this offering of approximately $6,671,950 for the issuance of 1,334,390 shares of common stock and paid approximately $1,023,695 in placement agent fees. A portion of the proceeds from the offering in the amount of $715,000 was used by Telegen to repay in full the one-year promissory notes related to $715,000 in Bridge Financing provided through the issuance of one-year notes and 34,892 shares of Telegen's common stock. Additionally, Telegen completed in March 1997 a private placement of a new Series A Convertible preferred stock which will result in $3.6 million in net proceeds to Telegen, of which, $2.5 million was received in March, 1997.

     Due to the unavailability of cash resources for operations, Telegen issued 57,330 shares of common stock, 119,252 shares of common stock and common stock equivalents and 63,241 shares of common stock during 1996, 1995 and 1994, respectively, in lieu of cash as payment for certain operating expenses, primarily legal fees and employees services, amounting to $265,954, $596,200 and $274,000, respectively.

     In May 1996, Telegen formed Telegen Display Laboratories, Inc. ("TDL"), a subsidiary for the development and commercialization of High Gain Emissive Display ("HGED") technology. Shortly after TDL's formation, IPC-Transtech Display (Pte.) Ltd. ("IPC-Transtech"), a Singapore-based joint venture company, acquired a 10% equity interest in TDL for an investment in TDL of $5,000,000. Along with its investment in TDL, IPC-Transtech acquired an option to purchase licenses to build up to four flat panel display production plants in exchange for aggregate fees of up to $40 million plus royalties of 10% of the gross revenues from the sale of HGED displays by IPC-Transtech. In connection with this transaction, TDL paid $400,000 in broker fees.

     A full scale production plant for the flat panel display is currently estimated to cost $50 million for equipment, $10 million in plant infrastructure plus working capital of about $30 million, or a total of about $90 million.
This is in addition to the real property, which is expected to be leased. Telegen does not have these funds available and will not be able to build this plant without securing significant additional capital. Telegen plans to secure these funds either (1) from a large joint venture partner who would then be a co-owner of the plant or (2) through a future public offering of stock. Even if such funding can be obtained, which cannot be assured, it is currently estimated that a full scale production plant could not be completed and producing significant numbers of flat panel displays before 1998.

     However, Telegen is currently contemplating entering into license agreements with a number of large enterprises, such as IPC-Transtech, to manufacture the displays. The manufacturers would also have the attributes of established manufacturing expertise, distribution sources to assure a ready market for the displays and established reputations of enhancing market acceptance. Further, Telegen would benefit from front-end license fees plus ongoing royalties for income. However, Telegen does not currently expect to have any such manufacturing license agreements in place before June 1997, or any significant production of displays thereunder before June 1998.

     Telegen is currently building a limited production line which will have the capacity to manufacture an adequate number of marketable displays to produce significant revenues and positive net income and cash flow before the end of 1998. The cost of that production line is estimated to be about $5 million.

     Telegen's other future capital requirements will depend upon many factors, including the timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development efforts, Telegen's operating results and the status of competitive products. Telegen anticipates that its existing capital resources including expected future, scheduled funding of Series A Preferred Stock, and revenues from operations will be adequate to meet Telegen's forecasts through 1998. Thereafter, Telegen expects that further R&D of its Telecom and Internet products will be funded from operating income. As discussed above, Telegen's current commitments for capital expenditures is related to the purchase of equipment which is required to establish a laboratory for its subsidiary TDL and a limited, prototype production line for the flat panel display. TDL will require significant additional capital to move into a manufacturing phase. The total amount of funds expected to be required to build that limited production line is approximately $5 million.

     Telegen's actual working capital needs will depend upon numerous factors including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. Therefore, there can be no assurance that Telegen will not require additional equity or debt financing within twelve months following completion of the Acquisition.

     Telegen anticipates incurring substantial costs for research and development, sales and marketing activities, and an increase in production capability in 1997. Management believes that constant efforts to improve existing products and develop new products, an active marketing program and a significant field sales force are essential for Telegen's long-term success. Telegen estimates that its total expenditures for research and development and related equipment and overhead costs will aggregate over $4,000,000 during 1997. Telegen estimates that its total expenditures for sales and marketing will aggregate over $1,000,000 during 1997. All such funds outlined above are presently available to Telegen.


ITEM 8.        FINANCIALS & SUPPLEMENTARY DATA

        The information required by this Item is set forth in the Company's Financial Statements and Notes thereto begining at page F-1 of this report.

ITEM 9. TELEGEN CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Cordovano & Company, P.C., was replaced as Telegen's principal accountant due to the merger of Telegen with TCC, on October 28, 1996 (the "Merger"). Coopers & Lybrand L.L.P. , has been engaged as the new independent accountant for Telegen as a result of the Merger, and is rendering its opinion of Telegen with respect to the financial statements of Telegen Communications Corporation for the years ended December 31, 1995 and 1996. Coopers & Lybrand, L.L.P. has audited the financial statements of Telegen Communications Corporation for the past six fiscal years of operation.

     During 1995 and 1996 Cordovano & Company, P.C.'s report on the financial statements of Telegen for either of the past two years did not contain an adverse opinion, disclaimer of opinion, or was qualified as to uncertainty, audit scope, or accounting principles. During Telegen's three most recent fiscal years and any subsequent interim period preceding such dismissal there were no disagreements between Telegen and Cordovano & Company, P.C. regarding any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure.

     The decision to change accountants was approved by the Board of Directors of Telegen on November 11, 1996 to become effective upon the filing by Telegen of its 10-QSB for the period ending September 30, 1996.

                                   PART III
                                   --------

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF TELEGEN

               (a)   Name of Director             Age               Term of Office
                     ----------------             ---               --------------
                     Jessica L. Stevens(1)         45                October 28, 1996-Present

                     Bonnie A. Crystal(2)          43                October 28, 1996-Present

                     Warren M. Dillard(3)          54                October 28, 1996-Present

                     Frederick T. Lezak, Jr.(4)    55                October 28, 1996-Present

                     James R. Iverson(4)           68                October 28, 1996-Present

                     Larry J. Wells(4)             54                October 28, 1996-Present

------------------------------------------------------------------------------
(1) Ms. Stevens is also the President and Chief Executive Officer of Telegen.

(2) Ms. Crystal is also the Executive Vice-President and Secretary of Telegen.

(3) Mr. Dillard is also the Chief Financial Officer and Chief Operating Officer of Telegen. Mr. Dillard failed to timely file one accurate Form 3, reflecting the beneficial ownership of his stock because he failed to include the 3,690 shares of Telegen common stock owned by his son who lives in Mr. Dillard's household. This was subsequently reported on Form 5 filed on February 14, 1997.

(4) Mr. Lezak, Mr. Iverson, and Mr. Wells all serve on Telegen's Audit and Compensation Committees.

                                                                          Length of service
               (b)   Name of Officer        Office                        in such Office
                     ---------------        ------                        ------------------
                     Jessica L. Stevens     President and                 October 28, 1996-Present
                                            Chief Executive Officer

                     Bonnie A. Crystal      Executive Vice-President      October 28, 1996-Present
                                            and Secretary

                     Warren M. Dillard      Chief Financial Officer       October 28, 1996-Present
                                            and Chief Operating Officer

                     W. Edward Naugler,Jr.  Executive Vice-President of   May 1996-Present
                                            Telegen Display Laboratories,
                                            Inc. and acting President
                                            of Telegen  Display
                                            Laboratories, Inc.            January 1997-Present



Profiles of Directors and Executive officers
--------------------------------------------

     Jessica L. Stevens has been an inventor and an engineer since 1972. From 1982 to 1988, Ms. Stevens was Chief Executive Officer, President, Chief Technology Officer, and a Director of Woodside Design Associates, Inc., Redwood City, California, a high technology think tank. From 1988 to 1989, Ms. Stevens was Chairperson of the Board of Directors and Vice President of Engineering/Manufacturing at Absolute Entertainment, Inc. and Imagineering, Inc., both of New Jersey. Ms. Stevens has worked as a consultant to numerous high technology companies, including Apple Computer, Inc., Activision, Inc., Coleco Industries, McDonnell Douglas, Parker Brokers, and has developed software for the electronic game industry. Ms. Stevens is the sister of Mr. Daniel J. Kitchen, President of MSM.

     Bonnie A. Crystal has been a telecommunications engineer, consultant and inventor since 1972. Before joining Telegen, she was Senior Staff Engineer for Research and Development for Toshiba America MRI, Inc. From 1984 to 1989, she was Senior, Engineer at Astec, USA, Ltd. in Personal Communications Systems, Cellular and Satellite Earth Stations. She is the inventor of the Video Noise Reduction (VNR) standard for satellite receivers. She was a founder of International MedCom, Inc. and SE International, Inc.

     Warren M. Dillard has been a financial analyst and financial manager since 1967. He managed investment portfolios of securities and real estate for Capital Group and Shareholders Capital, respectively, both of Los Angeles, California, from 1967 until 1975. In 1975, he became Senior Vice President and CFO of Pepperdine University, continuing in that position until 1982. Since 1982, Mr. Dillard has been an independent investment banker, financing early stage business ventures. In October 1993, he became CFO of Telegen, adding the title of Chief Operating Officer in April 1994.

      Frederick T. Lezak, Jr. has been a financial executive since 1969,, with senior positions at Time, Inc., McKesson Corp., The Headquarters Companies and Visucom Productions, Inc. From 1973 to 1981, he was a controller for several McKesson divisions, most recently Foremost Dairies in San Francisco. From 1981 to 1983, he was Treasurer and Chief Financial Officer of The Headquarters Companies in San Francisco. Since 1983, Mr. Lezak has been a principal and owner of Munson, Lezak, Jaspar & Dunn, a consulting firm which specializes in start-up situations and corporate turnarounds. He has also been a founder and officer of several start-up companies, including E.M.I., Inc.

    James R. (Dick) Iverson has an extensive background in technology development. Through 1982, he spent 19 years with Teledyne Ryan Electronics, the last 6 years as General Manager. From 1972-1976, he was General Manager of the Electronics Division of General Dynamics, managing projects ranging from satellite systems to aircraft test equipment. He was the developer of the first Global Positioning Satellite System (GPS). From 1976 through 1986, Mr. Iverson was Group Vice President for Gould, Inc., responsible for government and commercial electronics systems. In 1986, Mr. Iverson was elected President of the American Electronics Association (AEA), a 3,000 member national trade association, representing companies in semiconductors, computers, telecommunications and software. He recently retired from that position and is now an independent consultant to the electronics industry.

     Larry J. Wells is the founder and a director of Sundance Venture Partners, L.P., a venture capital fund, and is the Chairman of Anderson & Wells Company, which manages Sundance Venture Partners, L.P. and El Dorado Investment Company. Mr. Wells also has served as a director and President of Sundance Capital Corporation since May 1989. From 1983 to 1987, Mr. Wells served as Vice President of Citicorp Venture Capital and then became Senior Vice President of Inco Venture Capital. From May 1969 to June 1983, Mr. Wells was the founder and President of Creative Strategies International, a market research consulting firm specializing in emerging markets. Mr. Wells currently serves on the board of directors of Cellegy Pharmaceutical, Inc. and Indentix, Inc., which are publicly held companies. Mr. Wells also is a director of Upside Publishing, Inc., Plop Golf Company, VoiceCom Systems, Inc. and Murphex Corporation.

     W. Edward Naugler, Jr. has been a project manager for cellular phone development at Universal Cellular from 1991 to 1993, and has been CEO of Hsight Digital Glass, a flat panel start-up from 1993 through 1995. Mr. Naugler joined the Company in January 1995 in the capacity of executive vice president of Telegen Display Laboratories, Inc. Since May 1996, Mr. Naugler has been a Director and Executive Vice President of Telegen Display Laboratories, Inc. In January, 1997 Mr. Naugler became acting President of Telegen Display Laboratories, Inc.


ITEM 11.        EXECUTIVE COMPENSATION

     The following information is presented with respect to the current directors and executive officers of Telegen.

                                                    SUMMARY COMPENSATION TABLE
                                        Annual Compensation                          Long Term Compensation Awards
                                        -------------------                          ------------------------------
(a)                             (b)     (c)           (d)         (e)                 (f)             (g)
                                                                                      Restricted
Name and Principal                                                Other Annual        Stock           Options/
Position                        Year    Salary ($)    Bonus ($)   Compensation ($)    Award(s) ($)    SAR's (#)
---------------------           ----    ---------     ---------   ----------------    -------------   -------------
Jessica L. Stevens,             1996    $170,836      $     --    $        --         $    --          133,501
President, Chief Executive      1995      29,167            --             --              --           20,004
Officer and Director            1994      20,833            --             --              --           63,336

Bonnie A. Crystal,              1996     157,500            --             --              --          107,650
Executive Vice President,       1995      60,000            --             --              --           18,000
Secretary and Director          1994      71,260            --             --              --           57,000

Warren M. Dillard,              1996     136,667            --             --              --          106,799
Chief Operating Officer,        1995      53,333            --             --              --           15,996
Chief Financial Officer         1994      63,333            --             --              --           49,064
and Director

Dan Kitchen                     1996     100,000            --             --              --               --
President of Morning Star       1995          --            --             --              --               --
Multimedia, Inc.                1994          --            --             --              --               --

William J.P. Weiland,           1996      72,993            --             --              --           24,575
Counsel and                     1995          --            --             --              --               --
Assistant Secretary             1994          --            --             --              --               --

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of Telegen's common stock as of December 31, 1996. The table sets forth (i) each shareholder known by Telegen to be the beneficial owner of more than 5% of any class of Telegen's securities, (ii) each director of Telegen,
(iii) each executive officer of Telegen and (iv) all directors and executive officers as a group.

                                                           AMOUNT
          NAME                         POSITION      BENEFITS OWNED (1)
-------------------------------   -----------------  ------------------

Jessica L. Stevens (2)            President, Chief   1,377,635
                                  Executive Officer
                                  and Director

Bonnie A. Crystal (2)             Executive Vice       369,100
                                  President,
                                  Secretary and
                                  Director

Warren M. Dillard (2)(4)          Chief Operating      189,391
                                  Officer, Chief
                                  Financial Officer
                                  and Director

Frederick T. Lezak, Jr. (2)       Director              67,800

James R. Iverson (2)              Director              20,520

Larry J. Wells (2) (3)            Director             220,600

W. Edward Naugler                 Executive Vice-      (5)
                                  President of TDL
                                  Acting President
                                  of TDL
All directors and executive                          ---------
 officers as a group (7 persons)                     2,245,036

-----------------
(1) Beneficial ownership includes voting and investment power with respect to the shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 1996 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Thus, the sum of individuals' and entities' ownership as a percent of common stock beneficially owned may exceed 100%.

(2) As of December 31, 1996, Telegen had 4,980,554 shares of common stock outstanding. The number of common shares outstanding excludes 208,592 shares of common stock cancelled for lack of consideration. See "Item 3." As of December 31, 1996, Ms. Stevens, Ms. Crystal and Messrs. Dillard, Lezak, Iverson, and Wells had the right to acquire within 60 days, from outstanding options, 216,341 shares, 182,200 shares, 171,489 shares, 15,600 shares, 15,000 shares, and 20,400 shares of Telegen common stock, respectively.

(3) Mr. Wells is a founder and director of Sundance Venture Partners, L.P., which is a venture capital fund and the owner of 200,000 common shares of Telegen.

(4) Beneficial Ownership includes 3,690 shares owned indirectly via an adult son living at home. Mr. Dillard disclaims ownership of such shares.

(5) Mr. Naugler holds warrants to purchase 500,000 shares of Common Stock of TDL.

ITEM 13.       RELATED TRANSACTIONS

        As stipulated in his January 26, 1995 employment agreement, in which he was granted an option to purchase a 5% equity interest in a future TCC (formerly Telegen) corporate venture, on May 2, 1996, W. Edward Naugler Jr. was issued warrants with Telegen Display Laboratories, Inc. ("TDL"), one of the Registrant's subsidiary's, whereby he received the right to purchase 500,000 shares of common stock of TDL for $0.01 per share, subject to an expiration date of May 1, 2001.

ITEM 14.       EXHIBITS

List of Exhibits
----------------

 2.1* Agreement and Plan of Reorganization dated November 16, 1995, by and among Solar Energy Research Corp, Telegen Corporation, and Telegen Acquisition Corporation as amended by the First Amendment thereto, dated January 18, 1996, the Second Amendment thereto, dated April 9, 1996, the Third Amendment thereto, dated July 10, 1996, the Fourth Amendment thereto, dated August 13, 1996, and the Fifth Amendment thereto, dated September 30, 1996.

 2.2** Agreement and Plan of Reorganization and Merger Among Telegen Corporation, Morning Star Multimedia, Inc., Daniel J. Kitchen, Kevin
          C. Mitchell and Dennis P. Huzey dated 12/31/96.

 3.1*** Articles of Incorporation of Solar Energy Research Corp. of California dated August 30, 1996.

 3.2*** Certificate of Amendment to the Articles of Incorporation of Solar Energy Research Corp. of California dated October 28, 1996.

 3.3***   Bylaws of Telegen Corporation.

 4.1****  Subscription Agreement for Series A Preferred Stock.

10.1* Service Agreement between MCI Telecommunications Corporation and Telegen Communications Corporation.

10.2* Agreement among Telegen Communications Corporation, Telegen Display Laboratories, Inc., Transtech Electronics Pte, Ltd. and IPC Corporation, Ltd. dated as of May 30, 1996.

10.3* Manufacturing License Agreement among Telegen Communications Corporation, Telegen Display Laboratories, Inc., Transtech Electronics Pte., Ltd. and IPC Corporation, Ltd., date May 30, 1996.

10.4* Lease Agreement between Metropolitan Life Insurance Company and Telegen Communications Corporation for premises located in Foster City, California.

10.5 Lease Agreement between Metropolitan Life Insurance Company and Telegen Corporation for premises located in Redwood City, California.

10.6 Warrant Certificate of Telegen Display Laboratories, Inc. by and between Telegen Display Laboratories, Inc. and W. Edward Naugler, Jr. to purchase 500,000 shares of Common Stock of Telegen Display Laboratories, Inc.

10.7 License and Stock Purchase Agreement by and between Telegen Communications Corporation (formerly Telegen Coproration) and Telegen Display Laboratories, Inc. effective as of May 2, 1996.

11.1      Statements re computation of per share earnings.

12.1      Statements re computation of ratios.

13.1*** Quarterly Report of Telegen Corporation on Form 10-QSB as originally filed with the Commission on November 12, 1996.

16.1***   Letter re change in Telegen Corporation's certifying accountant.

21.1      Subsidiaries of Registrant:

22.1* Information Statement sent to the Shareholders of Solar Energy Research Corp., a Colorado corporation, for the Shareholder Meeting on September 27, 1996 to approve Merger with Telegen Corporation.

27.1      Financial Data schedule.

  * Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-4 (No. 333-4037) as filed with the Commission on May 17, 1996.

 ** Incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K as filed with the Commission on January 15, 1997.

*** Incorporated by reference to exhibit filed with the Registrant's Quarterly
    Report on Form 10-QSB as filed with the Commission on November 12, 1996.

****Incorporation by reference to exhibit filed with the Registrant's Report on From 8-K as filed with the commission on March 25, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TELEGEN CORPORATION

                                        By: /s/ Warren M. Dillard
                                           __________________________
                                        Warren M. Dillard
                                        Chief Financial Officer and
                                        Chief Operating Officer


                               POWER OF ATTORNEY

        Know all persons by these presents, that each person whose signature appears below constitutes and appoints Warren M. Dillard, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              SIGNATURE                   TITLE                     DATE
              ---------                   -----                     ----

/S/ JESSICA L. STEVENS         President and Chief Executive     March 31, 1997
---------------------------    Officer
Jessica L. Stevens

/S/ BONNIE A. CRYSTAL          Executive Vice President Finance  March 31, 1997
---------------------------    and Secretary
Bonnie A. Crystal

/S/ WARREN M. DILLARD          Chief Financial Officer, Chief    March 31, 1997
---------------------------    Operating Officer and Director
Warren M. Dillard

/S/ FREDERICK T. LEZAK, JR.    Director                          March 31, 1997
---------------------------
Frederick T. Lezak, Jr.

/S/ JAMES R. IVERSON           Director                          March 31, 1997
---------------------------
James R. Iverson

/S/ LARRY J. WELLS             Director                          March 31, 1997
---------------------------
Larry J. Wells

                    TELEGEN CORPORATION AND SUBSIDIARIES
                               --------------



            REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                       AS OF DECEMBER 31, 1996 AND 1995

           AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page
                                                                         ----

Report of Independent Accountants.....................................     1


Consolidated Balance Sheets as of December 31, 1996 and 1995..........     2


Consolidated Statements of Operations for the years ended December
  31, 1996, 1995 and 1994.............................................     3


Consolidated Statements of Shareholders' Equity (Deficit) for the
  years ended December 31, 1996, 1995 and 1994........................     4


Consolidated Statements of Cash Flows for the years ended December
  31, 1996, 1995 and 1994.............................................     5


Notes to Consolidated Financial Statements............................     6

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Shareholders
Telegen Corporation and Subsidiaries
Redwood City, California


We have audited the consolidated balance sheets of Telegen Corporation and Subsidiaries as of December 31, 1996 and 1995, and related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telegen Corporation and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                /S/ Coopers & Lybrand L.L.P.


Sacramento, California
March 21, 1997

                    TELEGEN CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 1996 and 1995

                         --------------------------

                                                        1996          1995
                  ASSETS
Current assets:
   Cash and cash equivalents                        $ 3,166,657   $  178,340
   Accounts receivable, trade                            17,784        3,704
   Accounts receivable, other                           248,703        2,186
   Inventory                                            173,841      377,627
   Prepaid expenses and other current assets            387,609        1,188
                                                    -----------   ----------
     Total current assets                             3,994,594      563,045
Property and equipment, net                           1,664,374      153,894
Deferred financing costs, net                                --      197,248
Other assets                                             68,354       21,601
                                                    -----------   ----------
                                                    $ 5,727,322   $  935,788
                                                    ===========   ==========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of notes payable              $    96,117   $  279,343
   Current maturities of notes payable -
     shareholder                                        174,799      375,473
   Accounts payable                                     357,366    1,184,131
   Accrued payroll and related taxes                    554,570      449,198
   Accrued expenses                                     104,694       69,534
   Deferred rent                                          4,987           --
                                                    -----------   ----------
     Total current liabilities                        1,292,533    2,357,679
                                                    -----------   ----------
Long-term liabilities:
   Notes payable, net of current maturities                  --      167,649
   Capital lease                                         18,549           --
                                                    -----------   ----------
     Total long-term liabilities                         18,549      167,649
                                                    -----------   ----------
       Total liabilities                              1,311,082    2,525,328
                                                    -----------   ----------
Commitments and contingencies (Notes 13 and 14)
Minority interests                                      325,077           --
                                                    -----------   ----------
Shareholders' equity (deficit):
   Series A Convertible preferred stock, $10
     liquidation preference, authorized 550,000
     shares, 0 and 112,750 shares issued and
     outstanding at 1996 and 1995, respectively              --      922,526
   Common stock, no par value; authorized 10
     million shares, 5,021,460 and 3,048,170
     shares issued and outstanding at 1996 and
     1995, respectively                              10,399,318    2,814,703
   Additional paid-in capital                         4,133,640           --
   Accumulated deficit                              (10,441,795)  (5,326,769)
                                                    -----------   ----------
     Total shareholders' equity (deficit)             4,091,163   (1,589,540)
                                                    -----------   ----------
                                                    $ 5,727,322   $  935,788
                                                    ===========   ==========

 The accompanying notes are an integral part of these financial statements.

                    TELEGEN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            for the years ended December 31, 1996, 1995 and 1994

                         --------------------------


                                          1996         1995         1994
Revenues:
   Sales of products                 $   23,700   $  145,795     $   432,972
   Contract services                    517,356           --              --
                                     ----------   ----------      ----------
                                        541,056      145,795         432,972
                                     ----------   ----------      ----------
Cost of goods sold                      (18,083)    (170,421)       (314,239)
Cost of contract services               (68,612)          --              --
                                     ----------   ----------      ----------
                                        (86,695)    (170,421)       (314,239)
                                     ----------   ----------      ----------
     Gross profit (loss)                454,361      (24,626)        118,733
Operating expenses:
   Selling and marketing                439,350       89,275          92,170
   Research and development           2,386,331      842,026         830,913
   General and administrative         3,043,530    1,506,531       1,118,312
                                     ----------   ----------      ----------
     Loss from operations            (5,414,850)  (2,462,458)     (1,922,662)
Other income/(expense):
   Interest income                      194,443          725           9,608
   Interest expense                    (146,650)     (81,105)        (30,658)
                                     ----------   ----------      ----------
     Loss before minority interests  (5,367,057)  (2,542,838)     (1,943,712)
Minority interests in subsidiary
  net loss                              252,031           --              --
                                     ----------   ----------      ----------
   Net loss                         $(5,115,026) $(2,542,838)    $(1,943,712)
                                     ==========   ==========     ===========
   Net loss per common share        $     (1.16) $     (0.88)    $     (0.70)
                                     ==========   ==========     ===========
Weighted average
  common shares                       4,418,099    2,882,961       2,785,957
                                     ==========   ==========     ===========

The accompanying notes are an integral part of these financial statements.

                    TELEGEN CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
            for the years ended December 31, 1996, 1995 and 1994

                         --------------------------

                                                Preferred Stock          Common Stock        Additional
                                              -------------------     -------------------      Paid-in     Accumulated
                                               Shares     Amount       Shares     Amount       Capital       Deficit       Total
Balance, December 31, 1993, as restated
(note 2)                                           --   $     --     2,729,567  $1,708,166          --   $   (840,219)  $  867,947
Preferred stock issued                         47,500    350,704            --          --          --             --      350,704
Common stock issued                                --         --        88,985     403,576          --             --      403,576
Net Loss                                           --         --            --          --          --     (1,943,712)  (1,943,712)
                                             --------   --------     ---------  ----------   ---------   ------------   ----------
Balance, December 31, 1994, as restated        47,500    350,704     2,818,552   2,111,742          --     (2,783,931)    (321,485)
Preferred stock issued, net of offering
  cost of $80,678                              65,250    571,822            --          --          --             --      571,822
Common stock issued, net of
  offering cost of $70,933                         --         --        96,285     445,966          --             --      445,966
Issuance of common stock warrants                  --         --            --     251,995          --             --      251,995
Pooling of interests
  with Morning Star Multimedia                     --         --       133,333       5,000          --             --        5,000
Net loss                                           --         --            --          --          --     (2,542,838)  (2,542,838)
                                             --------   --------     ---------  ----------   ---------   ------------   ----------
Balance, December 31, 1995, as restated       112,750    922,526     3,048,170   2,814,703          --     (5,326,769)  (1,589,540)
Conversion of preferred stock into
  common stock                               (112,750)  (922,526)      185,500     922,526          --             --           --
Common stock issued, net of offering
  costs of 2,467,763                               --         --     1,787,790   6,461,929          --             --    6,461,929
Issuance of common stock warrants                  --         --            --     200,160          --             --      200,160
Additional paid-in capital (notes 1 and 8)         --         --            --          --  $4,133,640             --    4,133,640
Net loss                                           --         --            --          --          --     (5,115,026)  (5,115,026)
                                             --------   --------     ---------  ----------   ---------   ------------   ----------
Balance, December 31, 1996                         --         --     5,021,460 $10,399,318  $4,133,640   $(10,441,795)  $4,091,163
                                             ========   ========     =========  ==========   =========   ============   ==========

  The accompanying notes are an integral part of these financial statements.

                     TELEGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994

                         --------------------------

                                                                                1996               1995               1994
Cash flows from operating activities:
  Net loss                                                                 $(5,115,026)        $(2,542,838)      $(1,943,712)
                                                                            -----------         -----------      ------------
Adjustments to reconcile net loss to net cash used in operating activities:
    Minority interests in subsidary net loss                                  (252,031)                 __                __
    Depreciation                                                               179,340              58,784            53,509
    Amortization                                                                 8,104              13,269            13,251
    Amortization of deferred financing costs                                   197,248              22,529                --
    Accretion of bridge loan discount                                          156,627              17,833                --
    Allowance for doubtful accounts                                                 --              14,113                --
    Provision for inventory write-downs                                        217,985              19,381                --
    Operating expenses paid with issuance of common stock and common
      stock equivalents                                                        325,045             536,964           209,219
    Interest expense added to note payable principal                                --              20,853            28,162
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                            (255,597)              8,382           167,089
        (Increase) decrease in prepaid expenses                               (386,421)             28,044           (28,044)
        (Increase) in inventory                                                (14,199)           (251,718)         (130,885)
        (Increase) in other assets                                             (54,857)                 --             5,497
        (Decrease) increase in trade and other accounts payable               (651,966)            697,783           204,314
        Increase in accrued expenses                                           145,519             323,275           147,999
                                                                            ----------          ----------        ----------
          Total adjustments                                                   (385,203)          1,509,492           670,111
                                                                            ----------          ----------        ----------
          Net cash used in operating activities                             (5,500,229)         (1,033,346)       (1,273,601)
                                                                            ----------          ----------        ----------
Cash flows used in investing activities:
   Insurance proceeds on fixed assets                                               --              12,500                --
   Purchase of fixed assets                                                 (1,671,271)                 --          (117,125)
   Purchase of intangible assets                                                    --                  --            (1,120)
                                                                            ----------          ----------        ----------
          Net cash (used in) provided by investing activities               (1,671,271)             12,500          (118,245)
                                                                            ----------          ----------        ----------
Cash flows from financing activities:
   Proceeds from borrowings                                                    275,000             457,640            19,311
   Principal payments on notes payable                                        (990,875)            (26,203)               --
   Issuance of common stock, net of offering costs                           6,270,694             163,165           142,320
   Issuance of preferred stock, net of offering costs                               __             571,822           350,704
   Bridge loan offering costs                                                       --             (84,963)               --
   Issuance of stock by subsidiary, net of offering costs                    4,604,998                  --                --
                                                                            ----------          ----------        ----------
          Net cash provided by financing activities                         10,159,817           1,081,461           512,335
                                                                            ----------          ----------        ----------
Net increase in cash and cash equivalents                                    2,988,317              60,615          (879,511)
Cash and cash equivalents at beginning of year                                 178,340             117,725           997,236
                                                                            ----------          ----------        ----------
Cash and cash equivalents at end of year                                   $ 3,166,657         $   178,340       $   117,725
                                                                            ==========          ==========       ===========
Supplemental disclosures:
   Cash paid for interest                                                  $   146,240         $        98       $        --
                                                                            ==========          ==========       ===========
   Cash paid for income taxes                                              $     1,750         $       800       $       800
                                                                            ==========          ==========       ===========

  The accompanying notes are an integral part of these financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                               Nature of Business
                               ------------------

    Telegen Corporation (the Company) designs, develops and manufactures intelligent telecommunication, internet hardware, multimedia and flat panel display products. Currently, the Company is only marketing its telecommunications and multimedia products. In November 1996, the Company merged with a SEC registrant (Registrant). Pursuant to the merger agreement, among other things, each share of common and preferred stock of the Company was converted into shares of common stock and preferred stock of the Registrant (after giving effect to a 7.25:1 reverse split of the Registrant's common stock). The surviving company is know as Telegen Corporation and the directors of the Company are the directors of the surviving company.

    During 1996, the Company formed a subsidiary, Telegen Display Laboratories
    (TDL), for the development and commercialization of High Gain Emissive Display technology. Additionally, on December 31, 1996, the Company acquired Morning Star MultiMedia, Inc. (Morning Star) through a pooling of interests whereby all of the outstanding stock of Morning Star was exchanged for shares of the Company. Morning Star creates and supplies interactive CD-ROM and Internet-based entertainment and infotainment software.

                                 Consolidation
                                 -------------

    The consolidated financial statements include the accounts of Telegen Corporation and its wholly and majority owned subsidiaries, collectively "the Company". All material intercompany accounts and transactions have been eliminated upon consolidation.

                          Sale of Stock by Subsidiary
                          ---------------------------

    During 1996, TDL issued common stock to third parties totaling approximately $5,200,000 thereby changing the Company's percentage ownership in TDL. The amount per share of the common stock sold to the third parties was greater than the average carrying amount per share of the Company's investment in TDL. As a result of the Company's increase in its share of TDL's shareholders' equity, an increase in additional paid-in-capital was recorded upon consolidation.

                           Cash and Cash Equivalents
                           -------------------------

    Cash equivalents are defined as highly liquid investments which have original maturities of three months or less from the date acquired. At December 31, 1996, the Company's cash deposits included cash in banks of $3,007,730, of which $200,000 is federally insured and money market funds of $158,927.

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

                             Revenue Recognition
                             -------------------

    The Company performs research and development contracts for other entities. Revenue on long-term software contracts is generally recorded using the percentage-of-completion method for financial reporting purposes. Sales of other products or services are recorded as products are shipped or services are rendered.

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

                           Net Loss Per Common Share
                           -------------------------
    Computation of net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

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

                         New Accounting Pronouncements
                         -----------------------------

    SFAS No. 123, Accounting for Stock-Based Compensation
    -----------------------------------------------------
    Statement of Financial Account Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) establishes fair value based accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value method of accounting for an employee stock option or similar equity instrument and allows parties to elect to continue to measure compensation costs using the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue using the intrinsic value method to account for its stock-based compensation plans. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see Note 8).

    SFAS 128, Earnings Per Share
    ----------------------------

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 eliminates the presentation of primary earnings per share (EPS) and replaces it with basic EPS (with the principal difference being that common stock equivalents are no longer included in computing basic EPS), eliminates the modified treasury stock method for stock options and warrants, eliminates the three percent materiality provision for determining when primary or fully diluted EPS should be presented, and revises the treatment for contingent stock awards. SFAS No. 128 also requires dual presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same, requires the use of income from continuing operations as the control number for determining if a computation for diluted EPS would be anti-dilutive, requires potential common shares to be added to the diluted EPS computation in sequence from most dilutive to least dilutive, and requires a reconciliation of the numerator and denominator used in computing basic and fully diluted EPS.

    The Company has not determined the effect of adopting SFAS No. 128.

    SFAS 129, Disclosure of Information about Capital Structure
    -----------------------------------------------------------

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 129, Disclosure of Information about Capital Structure. SFAS No. 129 establishes standard for disclosing information about an entity's capital structure. The Company has not determined the disclosure effect of adopting SFAS No. 129.

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

2.  BUSINESS COMBINATIONS:

                         MORNING STAR MULTIMEDIA, INC.
                         -----------------------------

    On December 31, 1996, Morning Star Multimedia, Inc. (Morning Star) was merged with and into the Company, and 133,333 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Morning Star. The merger was accounted for as a pooling of interests, and accordingly, the Company's financial statements have been restated to include the accounts and operations of Morning Star for all periods prior to the merger.

    Morning Star was established in October 1995 and used a fiscal year ending December 31. Accordingly, the restated financial statements of the Company combine the December 31, 1996 and 1995 financial statements of Morning Star. Separate results of the combined entities for the years ended December 31, are as follows:

                           1996           1995           1994

    Net sales:
      Telegen        $    23,700    $   145,795    $   432,972
      Morning Star       517,356             --             --
                     -----------    -----------    -----------

                     $   541,056    $   145,795    $   432,972
                     ===========    ===========    ===========

    Net loss:
      Telegen        $(4,860,258)   $(2,517,926)   $(1,943,712)
      Morning Star      (254,768)       (24,912)            --
                     -----------    -----------    -----------

                     $(5,115,026)   $(2,542,838)   $(1,943,712)
                     ============   ============    ===========

                                     SERC
                                     ----

    In October 28, 1996, Solar Energy Research Corp. (SERC), a SEC registrant, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquistition has been treated as a recapitalization of the Company with the Company as the acquiror (reverse acquisition). The historical financial statements prior to October 28, 1996 are those of the Company.
    Common stock shares have been restated for all periods presented prior to the transaction to reflect 196,910 shares issued to previous SERC stockholders. Because SERC was a public shell, no goodwill was recorded as a result of the transaction and pro forma information is not required to be presented. The Company's costs of the transaction were approximately $300,000 and were charged to expense.

3.  INVENTORY:

    Inventories consist of the following at December 31:

                                          1996         1995

      Raw materials and supplies        $ 88,555      $360,046
      Finished goods - Teleblocker            --        11,043
      Finished goods - ACS                85,286         6,538
                                        --------      --------

                                        $173,841      $377,627
                                        ========      ========

4.  PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost and consist of the following at December 31:

                                           1996               1995

      Machinery and equipment            $1,343,906        $ 283,457
      Leasehold improvements                573,893            3,453
      Office furniture and fixtures          75,542           16,610
                                         ----------        ---------
                                          1,993,341          303,520

      Less accumulated depreciation
        and amortization                   (328,967)        (149,626)
                                         ----------        ---------

                                         $1,664,374        $ 153,894
                                         ==========        =========


5.  OTHER ASSETS:

    Other assets are stated at cost and consist of the following:

                                           1996         1995

      Organizational costs              $ 11,819         $ 11,819
      Trademarks                          47,755           47,755
      Patents                             13,225           13,225
                                        --------         --------

                                          72,799           72,799

      Less accumulated amortization      (72,799)         (64,694)
                                        --------         --------
                                              --            8,105

      Deposits                            68,354           13,496
                                        --------         --------

                                        $ 68,354         $ 21,601
                                        ========         ========

6.  NOTES PAYABLE:

Notes payable consist of the following at December 31:

                                                            1996        1995

Notes payable to shareholders, interest at 10%,
principal and interest due December 1997,
without collateral                                        $114,553    $     --

Note payable to shareholder, interest at 10%,
principal and interest due March 1997,
without collateral                                          60,246          --

Subordinated notes payable convertible to
common stock at lender's option, interest
payable on $50,000 at 10% and on $25,000
at 18%, principal and accrued interest due
on demand, without collateral.  Notes
subordinated to senior indebtedness as
defined in the agreement                                    75,000     100,000

Note payable to shareholder, interest at 8%,
principal and accrued interest due July 1, 1997,
without collateral                                              --     167,649

Note payable to a bank (line of credit), including
accrued interest with interest at 13%,
without collateral                                              --     172,370

Note payable (Bridge Loans) to shareholders,
interest at 15%, principal due October 1996
through December 1996, interest due quarterly
beginning March 1996, collateralized by
equipment, receivables, and inventory (Note)                    --     350,473

Note payable to shareholder, interest at 10%,
principal and accrued interest due February
1995, without collateral                                        --      25,000

Note payable to others, including, accrued
interest                                                    21,117       6,973
                                                          --------    --------
                                                           270,916     822,465

Less current maturities                                    270,916    (654,816)
                                                          --------    --------
                                                          $     --   $ 167,649
                                                          ========   =========

    The principal balance of the convertible subordinated note payable is convertible, at the holder's discretion, into common stock of the Company at a rate of $7 per share.

    The note payable to a bank was the subject of litigation between the lender and the Company. The lender sued the Company for non-payment. The Company alleged that the lender did not perform under the terms of the original note. Common stock totaling 208,592 shares originally issued to intermediaries in the transaction were canceled in 1993 due to failure to perform and conflict of interest. Such shares are not recorded as issued or outstanding. The full balance of the note and interest accrued thereon at 13% per annum are reflected as current liabilities as of December 31, 1995. During 1996, the Company and bank reached a settlement whereby the Company paid $100,000 which the Bank accepted as payment in full. The Company filed a lawsuit against intermediaries in the transaction alleging that the intermediaries obtained title to the Company's common stock through illegal means and that the shares of stock were validly canceled. The matter is now pending in U.S. District Court. Management believes the outcome of this matter will not have a material adverse effect on the Company's financial position, results of operations and cash flows.


7.  BRIDGE FINANCING:

    During 1995, the Company entered into a Bridge Loan and Consulting Agreement with a Placement Agent (Agent) pursuant to which the Agent assisted the Company in obtaining new capital in the form of one-year notes (see Note 6) bearing interest at 15% per annum (Bridge Loan). The Company granted to the purchasers of the notes, common stock of Telegen in an amount equal to one percent of the then outstanding common stock. The Agent guaranteed the payment of the principal and accrued interest of the notes. The Company has issued common stock to the Agent in an amount determined by formula and paid the Agent commissions totaling 15% of the gross amount raised.

    In 1996, the Company received gross Bridge Loan proceeds of $715,000 from the issuance of one-year notes and 34,892 shares of the Company's common stock. Of the total proceeds, $174,460 was allocated to common stock and $540,540 was allocated to debt. The Agent received $111,930 from the proceeds and 66,868 shares of common stock. Other offering expenses were approximately $33,100. Aggregate financing costs of $479,378 were allocated to debt financing costs and common stock in the amounts of $362,410 and $116,968, respectively.

    The notes were paid in full on May 1, 1996. Accordingly, the deferred financing costs were fully amortized during 1996.

8.  SHAREHOLDERS' EQUITY:

                          Convertible Preferred Stock
                          ---------------------------

    At December 31, 1995, the Company had 1,000,000 shares of Preferred Stock authorized of which 550,000 shares were designated Series A. Each share of Series A Convertible Noncumulative Preferred Stock was entitled to one vote per share of common stock into which the Preferred was convertible into common stock at the holder's discretion. The Series A Preferred Stock was to automatically convert into Common Stock in the event of 1) a public offering of not less than $15 per share, or 2) the affirmative vote of 67% of the outstanding Preferred Shares. In all cases, the conversion rate was 1:1, subject, in certain circumstances, to anti-dilutive adjustments. Each share of Series A Preferred Stock was entitled to receive noncumulative dividends at a rate of 8% per annum if declared by the directors of the Company and in preference to the Common Stock. In the event of liquidation, each share of Preferred was entitled to receive, in preference to the Common shareholders, an amount equal to $10 per Preferred Share, which depending on circumstances, could be paid in cash or securities of any entity surviving the liquidation. During 1996, the Series A Preferred Stock was converted into 185,500 shares of common stock.

                                  Common Stock
                                  ------------

    In February 1996, the Company initiated a private offering of its common stock at $5.00 per share. Through May 1996, when the offering was completed, the Company received gross proceeds of approximately $6,671,950 for the issuance of 1,334,390 shares of common stock, paid approximately $1,024,000 in placement agent fees, and issued to the placement agent warrants to purchase 133,440 common shares at an exercise price of $3.50 per share. Offering costs totaling $200,160 were recorded to reflect the difference between the fair value of the Common Stock and the exercise price. In addition, 206,882 Common shares were issued as additional commission and, accordingly $1,034,410 was recorded as additional offering costs.

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

    In addition, on October 29, 1993, the Company's Board of Directors authorized granting to full time employees who successfully complete a probationary period a number of shares of common stock or an option to purchase a number of shares of common stock whose total market value on the date of grant is equal to five percent of the employee's annual salary. In 1996, 1995 and 1994, respectively, 4,163 shares, 1,582 shares and 7,392 shares were issued to employees and $20,815, $7,910 and $36,960 was recorded as an expense. Options granted under this plan are included in the table below.

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

    In February 1996, the Board granted certain officers of the company options to purchase shares of the Company's common stock at a price of $5.00 per share for a period of five years. Options to purchase 200,000 shares were granted, of which 100,000 vested immediately and the remaining options vested in 50,000 share increments over the remainder of 1996.

    In February 1996, the Board authorized the granting of options to an employee to purchase 17,000 shares of common stock at $5 per share, exercisable for a period of up to five years. In addition, options to purchase additional shares would be granted in certain circumstances.

    In Novermber 1996, the Company authorized a stock option plan under which options to purchase shares of common stock may be granted to eligible employees, officers and directors in the form of incentive stock options (ISO's) and non-qualified stock options. The option exercise price shall be no less than fair market value on the date of grant (110% in the case of ISO's). The term of each option shall be stated in the option agreement. The maximum shares that may be optioned under the plan is 500,000 shares. This plan replaced the October 29, 1993 employee stock option plan.

    In October 1996, the shareholders approved an Employee Stock Purchase Plan
    (ESPP). The ESPP allows eligible employees the right to purchase common stock on a semi-annual basis at the lower of 85% of the market price at the beginning or end of each six-month offering period. As of December 31, 1996, there were 200,000 shares of common stock available for sale for the ESPP and there had been no issuances to date. The offering periods commmence on November 1 and May 1 of each year. A liability has been recorded for ESPP withholdings not yet applied towards the purchase of common stock. Compensation expense related to the plan for 1996 was not significant.

    The following summarizes the stock option transactions for the three-year period ended December 31, 1996:

                                                               OPTION
                                                 NUMBER       PRICE PER
                                                OF SHARES       SHARE

       Outstanding and exercisable at
         December 31, 1993                      13,680

         Issued                                  1,873         $1.00
                                                 2,266         $4.00
                                               338,768         $5.00
         Exercised                                 (26)        $5.00
         Forfeited                                  --
                                             ---------
      Outstanding and exercisable at
        December 31, 1994                      356,561

        Issued                                  98,352         $5.00
        Exercised                                 (150)        $5.00
        Forfeited                               (6,501)        $5.00
                                             ---------
      Outstanding and exercisable at
        December 31, 1995                      448,262         $5.00

        Issued                                 649,624         $5.00
        Exercised                               (2,673)    $1.00 - $5.00
        Forfeited                              (10,410)        $5.00
                                             ---------
      Outstanding at December 31, 1996       1,084,803
                                             =========
      Exercisable at December 31, 1996       1,031,843
                                             =========

                        Stock Option and Incentive Plan
                        -------------------------------

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the stock option plans. Compensation costs of $20,815, $7,910 and $36,960 for the years ended December 31, 1996, 1995 and 1994, respectively, have been recognized for stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS 123, the Company's net loss and net loss per share would have been.

     The pro forma amounts for the years ended December 31 are indicated below:

                                          1996          1995
           Net loss:
             As reported              $(5,115,026)   $(2,542,838)
             Pro Forma                $(5,342,807)   $(2,571,216)

           Net loss per share:
             As reported                   $(1.16)         $(.88)
             Pro Forma                     $(1.21)         $(.89)

    The fair value of the options issued prior to the reverse merger is estimated on the date of each grant using the Minimum Value pricing model. For options issued subsequent to the reverse merger, the fair value of the options is estimated on the date of grant using a modified Black-Scholes option valuation formula. The following are weighted-average assumptions used for stock option grants in 1996 and 1995:

                                   POST MERGER  PRE MERGER
                                     1996          1996       1995

     Dividend yields                    0           O           0
     Expected volatility            93.53%         N/A*        N/A*
     Risk-free-interest rates        5.44%        5.63%
     Expected time to exercize      1 year       1 year      1 year

     * No assumption required for grant dates before the Company's stock was publically traded

    The weighted-average grant date fair value of options granted was $.27 and $2.76 for the periods before and after the merger in 1996, respectively, and $.27 for the year ended December 31, 1995.

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

    In January 1995 an employee was granted an option to purchase 5% of a yet to be formed entity. In May 1996, the entity was formed and the employee received warrants to purchase 500,000 shares in the newly formed entity which represented a 5% interest.

    In October 1996, an employee was issued warrants to purchase 25,000 shares of common stock. The warrants were exercised immediately and $125,000 was recorded as compensation expense.

9.  INCOME TAXES:

    The income tax effect of temporary timing differences between financial and income tax reporting that give rise to deferred income tax assets at December 31, 1996, 1995 and 1994, under the provisions of SFAS No. 109 are as follows:

                                           1996           1995           1994
      Federal net operating loss
      carryforward                       $ 2,637,417      $ 1,658,234     $   873,684
      State operating loss carryforward      310,257          292,630         154,084
                                          ----------       ----------      ----------
                                           2,947,674        1,950,864       1,027,768
      Capitalized research and
      experimentation                        749,162               --              --
      Other                                   96,261               --              --
                                         -----------      -----------      ----------

                                           3,793,097        1,950,864        1,027,768

      Less valuation allowance            (3,793,097)      (1,950,864)      (1,027,768)
                                          -----------      -----------      -----------

                                         $      --      $      --      $      --
                                         ==========     ==========     ==========

    Net operating loss (NOL) carryforwards of $13,074,837 expire from 2005 to 2011 for federal income tax reporting purposes and from 1998 to 2001 for state tax reporting purposes. Under current tax law a change in ownership of a certain magnitude may limit NOL carryforwards. A change of ownership occurred in April 1996 resulting in a limitation on the utilization of NOL's of $1,110,780 per year.

    The company has recorded a valuation allowance equal to the full value of the deferred tax asset to reflect the uncertain nature of the ultimate realization of the deferred tax asset based on past performance.


10. DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS:

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


11. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    During the years ended December 31, 1996,1995 and 1994, the Company received the following services in exchange for shares of common stock:

                                             1996                       1995                       1994
                                   ----------------------      ----------------------    -----------------------
                                    Services       Shares       Services      Shares      Services       Shares
                                    Received       Issued       Received      Issued      Received       Issued
                                   ---------      --------     ----------    --------    ----------     --------

        Legal Services            $  138,690        27,737     $ 217,000      43,083     $  166,000        38,421

        Employee Services             20,815         4,163         7,900       1,582         37,000         7,392

        Deferred Financing Costs          --            --        49,500       9,899             --            --

        Other Services               106,449        25,430        66,000      13,788         19,000         3,418

        Accounts Payable                  --            --         3,300         400         52,000        14,010



   During 1996, the Company exchanged accounts payable to shareholders for short-term notes payable in the amount of $174,799. In addition, the Company satisfied $100,000 of the Bridge Loan with 20,000 shares of the Company's common stock at $5 per share.

11. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES,
                                                                      continued:

   During 1996, the Company converted its 112,750 shares of preferred stock to 185,500 shares of common stock.

   In December 1996, the Company acquired the common stock of Morning Star. The acquisition was accounted for as a pooling-of-interests. The Company issued 133,333 shares of common stock in exchange for the assets acquired.

   Capital lease obligations incurred during 1996 and 1995 for various machinery and equipment were $18,549 and $16,611, respectively.

   In 1995, approximately $252,000 in employee services was received in exchange for 50,500 common stock warrants (Note 7). Also, approximately $106,000 in deferred financing costs and $34,000 in common stock offering costs are included in accounts payable at December 31, 1995.

   In 1994, the Company received a vehicle in exchange for $5,000 in cash and a note payable to the seller for $10,000.


12.  SUBSEQUENT EVENTS:

   In March 1997, the Company partially completed a private placement with a face value of up to $15 million to support the Company's research and development programs and for general working capital purposes. The financing is expected to take place in three tranches, each amounting to $5 million. Remaining financings beyond the first tranche are dependent on the Company achieving certain financial goals. According to the agreement, 8% Cumulative Series A Preferred Stock will be issued at a 20% discount. In addition, warrants will be issued to the holders to purchase common stock in an aggregate amount of 20% of the value of the Series A Preferred at a fixed price per share (fair value at the date of issuance). In addition to an 8% commission, placement agents will receive warrants to purchase common stock in an aggregate amount of 10% of the face value of the Series A Preferred at a fixed price per share (fair value at the date of issuance). The Series A Preferred Stock is convertible at any time at the holder's option and is automatically converted on December 30, 1998. The conversion ratio is formula based as defined in the agreement. The Company has a call option beginning 120 days following the first tranche to repurchase any outstanding portion of the securties at face value plus accrued dividends as defined in the agreement. The Company has also agreed not to sell any new equity series at a discount except in certain circumstances as defined in the agreement.

13. COMMITMENTS:

                                Operating Leases
                                ----------------

   The Company leases its facilities under long-term, noncancelable lease agreements which have been accounted for as operating leases. The leases require that the Company pay all property taxes, insurance costs, repairs and common area maintenance expenses associated with its portion of the facilities. The Company's noncancelable lease agreements expire during 2001.


13.      COMMITMENTS, continued:

    The Company's future minimum lease payments under noncancelable leases are as follows:

                          1997           $    609,111
                          1998                616,006
                          1999                621,111
                          2000                627,561
                          2001                341,535
                                            -----------

                                        $   2,815,324
                                            ===========


    Rental expense charged to operations for all operating leases was approximately $273,000, $202,000 and $189,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                                   Royalties
                                   ---------

    The Company has granted an option to a third party to purchase up to four manufacturing licenses for certain technology under development. The options can be exerised based on certain restrictions as defined. Upon exercize, in addition to license fees, the Company will receive royalties based on gross revenues from product sales.

                               Sales Commitments
                               -----------------

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


14. CONTINGENCIES:

    The Company is subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcome of these matters will have no material adverse effect on the Company's financial position, results of operations and cash flows.

15. RELATED PARTY TRANSACTIONS:

    Revenues to a business whose principal is a director of the Company include approximately $0 and $30,000 in sales for the years ended December 31, 1996 and 1995, respectively.

The Shareholders
Telegen Corporation and Subsidiaries



Our report on the consolidated financial statements of Telegen Corporation and Subsidiaries as of December 31, 1996 and 1995 and for each of the three years ended December 31, 1996, is included on page F-3 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedule listed in the index as Exhibit 27.1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                /S/ Coopers & Lybrand L.L.P.

Sacramento, California
March 21,1997