Form 10-K/A
period 1996-12-31
TELEGEN CORP /CO/
filed 1997-04-09
CIK 906448

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                  (Mark One)

     [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Period From__________ to ____________.


                        Commission File Number: 0-14836
                                                -------

                             TELEGEN CORPORATION
           (Exact name of Registrant as specified in its charter)

     CALIFORNIA                                             84-067214
                                                     -----------------------
(State or other jurisdiction of                   (I.R.S employer identification
incorporation or organization)                     number)


                   101 SAGINAW DRIVE, REDWOOD CITY, CA 94063
             (Address of principal executive offices and zip code)

                                (415) 261-9400
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None
                                                                   ----
  Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                                              ------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ___  NO  X
                                            ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    As of February 28, 1996, the approximate aggregate market value of voting stock held by nonaffiliates of the Registrant was $45,193,140 based upon the closing sale price on Nasdaq for that date.

    As of February 28, 1997, the number of outstanding shares of the Registrant's Common Stock was 5,021,460.

                              EXPLANATORY NOTE

        This form 10K/A is being filed solely to include the cover page and table of contents which were inadvertently omitted when electronically transmitted to the Securities and Exchange Commission.

                            Table of Contents to
                            Telegen Corporation's
                         Annual Report on Form 10-K
                      (Inadvertently Omitted from the
                   Form 10-K Filed with the Securities and
                   Exchange Commission on March 31, 1997)

Part I.
  Item 1.  Business...............................................       1
  Item 2.  Description of Property................................      12
  Item 3.  Legal Proceedings......................................      12

Part II.
  Item 5.  Market for Common Equity...............................      13
  Item 6.  Selected Financial Data................................      13
  Item 7.  Telegen Management's Discussion and Analysis
           of Financial Condition and Results of Operation........      13
  Item 8.  Financials and Supplementary Data......................      16
  Item 9.  Telegen Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure.................      17

Part III.
  Item 10. Directors and Executive Officers
           of Telegen.............................................      17
  Item 11. Executive Compensation.................................      19
  Item 12. Security Ownership of Certain
           Beneficial Owners and Management.......................      20
  Item 13. Related Transactions...................................      13

Part IV.
  Item 14. Exhibits...............................................      21
           Signatures.............................................      23

  Other.   Financial Statements...................................      F-1

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TELEGEN CORPORATION


                                        By: /s/ Warren M. Dillard
                                               -----------------------------
                                                Warren M. Dillard
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                                        Date: April 7, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


  Signature                        Title                           Date
  ---------                        -----                           ----

     /s/ Jessica L. Stevens*       President and Chief Executive   April 7, 1997
---------------------------------
        Jessica L. Stevens         Officer

     /s/ Warren M. Dillard         Chief Financial Officer and     April 7, 1997
---------------------------------
        Warren M. Dillard          Chief Operating Officer

     /s/ Bonnie A. Crystal*        Executive Vice-President and    April 7, 1997
---------------------------------
        Bonnie A. Crystal          Secretary

     /s/ James R. Iverson*         Director                        April 7, 1997
---------------------------------
        James R. Iverson

     /s/ Fredrick T. Lezak, Jr.*   Director                        April 7, 1997
---------------------------------
        Fredrick T. Lezak, Jr.

     /s/ Larry J. Wells*           Director                        April 7, 1997
---------------------------------
        Larry J. Wells



*    By: /s/Warren M. Dillard
         --------------------
            Warren M. Dillard
            Attorney in Fact