Form 10-K/A
period 1996-12-31
TELEGEN CORP /CO/
filed 1997-04-30
CIK 906448

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-K/A NO. 2

                                  (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Period From _________ to __________.

                       Commission File Number:  0-14836
                                                -------

                              TELEGEN CORPORATION
            (Exact name of Registrant as specified in its charter)



          California                                          84-067214
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                        identification number)


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

                             YES    X     NO
                                 ------     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of February 28, 1997, the approximate aggregate market value of voting stock held by nonaffiliates of the Registrant was $45,193,140 based upon the closing sale price on Nasdaq for that date.

     As of February 28, 1997, the number of outstanding shares of the Registrant's Common Stock was 5,021,460.

                               EXPLANATORY NOTE

     This Report on Form 10-K/A No. 2 is being filed to amend certain items in
Part III of the Report on Form 10-K filed by the Registrant on March 31, 1997, to comply with instruction G(3) to the Form 10-K which allows for an amendment thereto by April 30, 1997 if a definitive proxy statement is not filed with the Commission by such date.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a)  PROFILES OF DIRECTORS AND EXECUTIVE OFFICERS

     JESSICA L. STEVENS has been an inventor and an engineer since 1972. From 1982 to 1988, Ms. Stevens was Chief Executive Officer, President, Chief Technology Officer, and a Director of Woodside Design Associates, Inc., Redwood City, California, a high technology think tank. From 1988 to 1989, Ms. Stevens was Chairperson of the Board of Directors and Vice President of Engineering/Manufacturing at Absolute Entertainment, Inc. and Imagineering, Inc., both of New Jersey. Ms. Stevens has worked as a consultant to numerous high technology companies, including Apple Computer, Inc., Activision, Inc., Coleco Industries, McDonnell Douglas Corp., Parker Brothers Inc., and has developed software for the electronic game industry.

     BONNIE A. CRYSTAL has been a telecommunications engineer, consultant and inventor since 1972. Before joining Telegen, she was Senior Staff Engineer for Research and Development for Toshiba America MRI, Inc. From 1984 to 1989, she was a Senior Engineer at Astec, USA, Ltd. in Personal Communications Systems, Cellular and Satellite Earth Stations. She is the inventor of the Video Noise Reduction (VNR) standard for satellite receivers. She was a founder of International MedCom, Inc. and SE International, Inc.

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

     DANIEL J. KITCHEN was a vice president of creative development and a director of Absolute Entertainment, Inc. from May 1986 through October 1995. Absolute Entertainment, Inc. was a public company which ceased to do business in 1995. Mr. Kitchen has been a director, president and chief executive officer of Morning Star Multimedia, Inc. ("MSM") since October of 1995. Mr. Kitchen joined the Company in December of 1996 upon the acquisition of MSM by the Company and has continued to serve in all his positions with MSM.

    FREDERICK T. LEZAK, JR. has been a financial executive since 1969, with senior positions at Time, Inc., McKesson Corp., The Headquarters Companies and Visucom Productions, Inc. From 1973 to 1981, he was a controller for several McKesson divisions, most recently Foremost Dairies in San Francisco. From 1981 to 1983, he was Treasurer and Chief Financial Officer of The Headquarters Companies in San Francisco. Since 1983, Mr. Lezak has been a principal and owner of Munson, Lezak, Jaspar & Dunn, a consulting firm which specializes in start-up situations and corporate turnarounds. He has also been a founder and officer of several start-up companies, including E.M.I., Inc.

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

     (b) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors, and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors, and 10% shareholders were complied with, except that Mr. Dillard inadvertently omitted from his initial report on Form 3 filed on November 6, 1996, the beneficial ownership of 3,690 shares indirectly held by his adult son living at home. Such Form 3 was amended by a filing of a Form 5 with the SEC on February 13, 1997. In making the above statements, the Company has relied upon the written representations of its officers and directors.

ITEM 11.  EXECUTIVE COMPENSATION

     (a)  SUMMARY COMPENSATION TABLE

     The following table summarizes the total compensation of the Chief Executive Officer and the four other most highly compensated executive officers of the Company in fiscal 1996 (the "Named Executive Officers") as well as the total compensation paid to each such individual for the Company's two previous fiscal years.

===============================================================================================================================
                                                   SUMMARY COMPENSATION TABLE

                                              Annual Compensation                              Long Term Compensation Awards
                                           ---------------------------                      -----------------------------------
    Name and Principal                                                      Other Annual    Restricted Stock
         Position               Year       Salary ($)        Bonus($)       Compensation      Award(s)($)     Options/SAR's (#)
--------------------------      ----       ----------       ----------      ------------      ----------      -----------------
Jessica L. Stevens,             1996       $ 170,000            $    --         $     --        $      --           133,501
President, Chief Executive      1995          29,167                 --         $252,000               --            20,004
  Officer and Director          1994          20,833                 --               --               --            63,336

Bonnie A Crystal,               1996         157,500                 --               --               --           107,650
Executive Vice President,       1995          60,000                 --               --               --            18,000
  Secretary and Director        1994          71,260                 --               --               --            57,000

Warren M. Dillard,              1996         136,667                 --               --               --           106,799
Chief Operating Officer,        1995          53,333                 --               --               --            15,996
  Chief Financial Officer       1994          63,333                 --               --               --            49,064
  and Director
===============================================================================================================================

(1) In August 1995, Jessica L. Stevens was issued warrants to purchase 50,500 shares of Telegen common stock for $.01 per share for a period of five years. The warrants can be exercised at any time. Compensation expense of approximately $252,000 was recorded to reflect the difference between the fair market value of the common stock at the time of the grant and the exercise price.

          (b)  OPTION/SAR GRANTS TABLE

          The following table summarizes the individual grants of stock options (whether or not in tandem with SARs), and freestanding SARs made during the last completed fiscal year to each of the Named Executive Officers.

==================================================================================================================================
                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                                     Potential Realizable Value
                                                                                                         at Assumed Annual
                                                                                                        Rates of Stock Price
                                                                                                           Appreciation for
                                   Individual Grants                                                          Option Term

------------------------------------------------------------------------------------------------     -----------------------------
                                Number of             % of Total
                                Securities            Options/SARS
                                Underlying            Granted to       Exercise or
                                Options/SARS          Employees        Base Price     Expiration
       Name                     Granted (#)           in Fiscal Year   ($/Sh)         Date               5% ($)           10% ($)
-------------------------       ------------          -------------    -----------    ----------     -----------       -----------
Jessica L. Stevens                  1,667                 0.25         $5.00            1/31/01      $  2,302.79       $  5,088.68
                                    1,667                 0.25         $5.00            2/28/01      $  2,302.79       $  5,088.68
                                    1,667                 0.25         $5.00            3/31/01      $  2,302.79       $  5,088.68
                                  125,000                18.39         $5.00            9/26/01      $172,675.00       $381,575.00
                                    3,500                 0.51         $5.00           12/31/01      $  4,834.90       $ 10,684.10

Bonnie A. Crystal                   1,500                 0.22         $5.00            1/31/01      $  2,072.10       $  4,578.90
                                   50,000                 7.36         $5.00            2/14/01      $ 69,070.00       $152,630.00
                                    1,500                 0.22         $5.00            2/29/01      $  2,072.10       $  4,578.90
                                    1,500                 0.22         $5.00            3/31/01      $  2,072.10       $  4,578.90
                                   50,000                 7.36         $5.00            3/31/01      $ 69,070.00       $152,630.00
                                    3,150                 0.46         $5.00           12/31/01      $  4,351.41       $  9,615.69

Warren M. Dillard                   1,333                 0.20         $5.00            1/31/01      $  1,839.41       $  4,069.12
                                   50,000                 7.36         $5.00            2/14/01      $ 69,070.00       $152,630.00
                                    1,333                 0.20         $5.00            2/29/01      $  1,841.41       $  4,069.12
                                    1,333                 0.20         $5.00            3/31/01      $  1,841.41       $  4,069.12
                                   50,000                 7.36         $5.00            3/31/01      $ 69,070.00       $152,630.00
                                    2,800                 0.41         $5.00           12/31/01      $  3,867.92       $  8,547.28
==================================================================================================================================

          (c) FISCAL YEAR-END OPTION/SAR VALUE TABLE

          The following table provides information concerning value of unexercised options at fiscal year end for each of the Named Executive Officers.

=================================================================================================
                                    Fiscal Year-End Option/SAR Values

                                       Number of Securities          Value of Unexercised
                                       Underlying Unexercised        In-the-Money Options/
                                       Options/SARs at FY-End (#)    SARs at FY-End ($)
Name                                   Exercisable/Unexercisable     Exercisable/Unexercisable(1)
------------------------------------   --------------------------    ----------------------------
Jessica L. Stevens                            267,341/0                   $3,994,769/0

Bonnie A. Crystal                             182,650/0                   $2,557,100/0

Warren M. Dillard                             171,859/0                   $2,406,026/0
=================================================================================================

(1) The value of the unexercised in-the-money options and SARs at fiscal year end is based on a market price of $19.00 per share for the common stock of Telegen at fiscal year end 1996. As of April 28, 1997, the closing market price of the common stock of Telegen was $5.00 and the value of the exercisable in-the-money options and SARs for Ms. Stevens, Ms. Crystal and Mr. Dillard as of such date was $251,995, $0 and $0, respectively.

          (d)  DIRECTOR COMPENSATION

          Currently, the Company's non-employee directors receive no cash compensation for attending meetings of the Board of Directors or a committee of the Board of Directors in person or by telephone. The Company reimburses each non-employee member of the Board of Directors and its committees for expenses incurred by such member in connection with attendance of such meetings. As compensation for serving on the Board of Directors or a committee of the Board of Directors, the Company's non-employee directors receive options under its 1996 Director Stock Option Plan.

          The 1996 Director Option Plan (the "1996 DOP"), under which the Company's non-employee members of the Board of Directors (the "Outside Directors" or individually an "Outside Director") are compensated for their service, provides that the Outside Directors receive an option to purchase twenty thousand (20,000) shares of the Company's common stock on each date such Outside Director is elected or re-elected by the shareholders to serve another term in office. Such option grants under the 1996 DOP to any Outside Director are made only once in any given calendar year. The exercise price of options acquired pursuant to the 1996 DOP is 100% of the fair market value per share of Common Stock on the date of the grant as determined by the closing market price of the Common Stock of Telegen as reported on the Nasdaq SmallCap Market. In the event that the date of grant is not a trading day, the exercise price per share is the fair market value on the next trading day immediately following the date of grant of the option. All options granted under the 1996 DOP are fully vested and exercisable upon the date of grant and remain exercisable only while the Outside Director remains a director of the Company.

          The Company's directors who are also officers of the Company do not receive any additional compensation for their services as members of the Board of Directors.

          (e) EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

          Jessica L. Stevens, Bonnie A. Crystal, and Warren M. Dillard (the "Employees") do not have employment contracts with the Company. The Employees maintain employment agreements with TCC, the Company's wholly owned subsidiary (the "Employment Agreements").

          The Employment Agreements provide that for the fiscal year ending December 31, 1996, Ms. Stevens, Ms. Crystal, and Mr. Dillard receive an annual salary of $170,000, $157,500 and $136,667 respectively (which is reviewed annually), and reimbursement for certain expenses. The Employees are also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company.

          The Employment Agreements are at-will and may be terminated by TCC by written notice to any of the Employees. The Employment Agreements also terminate on the occurrence of any one of the following events: (i) the occurrence of circumstances that make it impossible or impracticable for the business of TCC to be continued, (ii) the death of the Employee, (iii) the loss by the Employee of his or her legal capacity, (iv) the loss by TCC of the legal capacity to contract and (v) the dissolution of TCC.

          (f) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Compensation Committee consists of Frederick T. Lezak, Jr., Larry
J. Wells, and James R. Iverson. Neither Mr. Lezak nor Mr. Wells nor Mr. Iverson was at any time during the Company's 1996 fiscal year or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the Board of Directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth the shares of common stock beneficially owned as of December 31, 1996 by persons known by the Company to beneficially own more than 5% of the Company's outstanding stock, by each director of the Company, by each executive officer, and by all directors and executive officers of the Company as a group.

                                                                 SHARES OF COMMON STOCK (1)
                                                                 ---------------------------
FIVE-PERCENT SHAREHOLDERS, DIRECTORS, EXECUTIVE OFFICERS              NUMBER        PERCENT
---------------------------------------------------------------  ----------------  ---------
FIVE-PERCENT SHAREHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS:

Jessica L. Stevens(2)..........................................         1,428,635      27.0%

Bonnie A. Crystal(2)...........................................           369,550       7.1%

Warren M. Dillard(2)(4)........................................           189,761       3.7%

Frederick T. Lezak, Jr(2)......................................            67,800       1.3%

Larry J. Wells(2)(3)...........................................           220,600       4.4%

James R. Iverson(2)............................................            20,520        *

Daniel J. Kitchen..............................................            60,000       1.2%

All Directors and Officers as a Group (7 persons)(7)...........         2,356,866      41.4%

---------------
(1) Beneficial ownership includes voting and investment power with respect to the shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 1996 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Thus, the sum of the individuals' and entities' ownership as a percent of common stock beneficially owned may exceed 100%. As of December 31, 1996, Telegen had 5,021,460 shares of common stock outstanding. The number of common shares outstanding excludes 208,592 shares cancelled for lack of consideration.
(2) As of December 31, 1996, Ms. Stevens, Ms. Crystal and Messrs. Dillard, Lezak, Wells, and Iverson had the right to acquire within 60 days, from outstanding options, 216,841 shares, 182,650 shares, 171,859 shares, 15,600 shares, 20,400 shares, and 15,000 shares of Telegen common stock, respectively. As of December 31, 1996, Ms. Stevens had the right to acquire within 60 days, from an oustanding warrant, 50,500 shares of Telegen Common Stock.
(3) Mr. Wells is a founder and director of Sundance Venture Partners, L.P., which is a venture capital fund and the owner of 200,200 common stock shares of Telegen.
(4) Includes 3,690 shares of the Company's Common Stock owned by Mr. Dillard's adult son living at home (of which he disclaims beneficial ownership).


ITEM 13.      CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS

          On December 31, 1996, Telegen completed the acquisition (the "Acquisition") of Morning Star Multimedia, Inc., a New Jersey Corporation ("MSM"). The Acquisition was accomplished pursuant to an Agreement and Plan of Reorganization and Merger dated December 30, 1996 by and among the Registrant, Morning Star Acquisition Corporation, a New Jersey corporation and wholly-owned subsidiary of the Registrant, MSM, Daniel J. Kitchen, Kevin Mitchell and Dennis
P. Huzey (the "Acquisition Agreement"). Pursuant to the terms of the Acquisition Agreement, Mr. Kitchen received 60,000 shares of the Registrant's common stock for his fourty-five percent (45%) interest in MSM.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TELEGEN CORPORATION


                                         By:  /s/    Warren M. Dillard
                                             -------------------------------
                                                     Warren M. Dillard,
                                                  Chief Financial Officer
                                              (Principal Accounting Officer)

                                         Date: April 30, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                    Title                    Date
---------                                    -----                    ----

/s/*Jessica L. Stevens           President and Chief             April 30, 1997
------------------------------   Executive
Jessica L. Stevens               Officer



/s/Warren M. Dillard             Chief Financial Officer and     April 30, 1997
------------------------------   Chief Operating Officer
Warren M. Dillard


/s/*Bonnie A. Crystal            Executive Vice-President and    April 30, 1997
------------------------------   Secretary
Bonnie A. Crystal


/s/*James R. Iverson             Director                        April 30, 1997
------------------------------
James R. Iverson


/s/*Frederick T. Lezak, Jr.      Director                        April 30, 1997
------------------------------
Frederick T. Lezak, Jr.


/s/*Larry J. Wells               Director                        April 30, 1997
------------------------------
Larry J. Wells


* By: /s/Warren M. Dillard
      --------------------------
         Warren M. Dillard
          Attorney in Fact