Form 10-Q
period 1997-03-31
TELEGEN CORP /CO/
filed 1997-05-15
CIK 906448

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER:  0-21471

                              TELEGEN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                       84-0672714
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

                               101 SAGINAW DRIVE
                        REDWOOD CITY, CALIFORNIA  94063
         (Address of principal executive offices, including zip code)

                                (415) 261-9400
             (Registrant's Telephone Number, Including Area Code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                               YES  [X]  NO  [_]

          The number of issued and outstanding shares of the Registrant's Common Stock as of March 31, 1997, was 5,076,612.

===============================================================================

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     TELEGEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                                    (UNAUDITED)
                                                     MARCH 31,     DECEMBER 31,
                                                       1997            1996
                                                   ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.....................   $  2,898,541    $  3,166,657
  Accounts receivable, Trade....................         33,545          17,784
  Accounts receivable, Other....................        426,311         248,703
  Inventory.....................................        174,293         173,841
  Prepaid expenses..............................             --         387,609
                                                   ------------    ------------
          Total current assets..................      3,532,690       3,994,594
Property and equipment, net.....................      1,796,193       1,664,374
Other assets....................................        123,125          68,354
                                                   ------------    ------------
          Total assets..........................      5,452,008       5,727,322
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of notes payable..........         202,744         270,916
  Trade accounts payable........................        171,564         357,366
  Account payable other.........................         71,274              --
  Accrued expenses..............................        617,679         664,251
                                                   ------------    ------------
          Total current liabilities.............      1,063,261       1,292,533
Capital lease...................................         11,343          18,549
                                                   ------------    ------------
          Total liabilities.....................      1,074,604       1,311,082
                                                   ------------    ------------
Commitments and contingencies (Notes 4 and 6)
Minority interests..............................        239,110         325,077
                                                   ------------    ------------
Shareholders' equity:
  Series A Convertible Preferred Stock..........      2,710,725              --
  Common stock..................................     10,610,265      10,399,318
  Additional paid-in capital....................      3,902,994       4,133,640
  Accumulated deficit...........................    (13,085,690)    (10,441,795)
                                                   ------------    ------------
          Total shareholders' equity............      4,138,294       4,091,163
                                                   ------------    ------------
  Total liabilities and stockholders' equity       $  5,452,008    $  5,727,322
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                    1997          1996
                                                -----------    ----------

Sales                                           $   159,817    $  113,517
   Cost of goods.............................        42,359        15,256
                                                -----------    ----------
          Gross profit.......................       117,458        98,261

Operating expense:
  Sales and marketing........................       770,061           877
  Research and development...................       941,326        80,468
  General and administrative.................     1,074,167       454,246
                                                -----------    ----------
          Loss from operations...............    (2,668,096)     (437,330)

Other income and expense
   Interest income...........................        18,251         1,757
   Interest expense..........................        (6,614)      (34,422)
                                                -----------    ----------
          Loss before taxes..................    (2,656,459)     (469,995)
                                                -----------    ----------
  Net loss before minority interest..........    (2,656,459)     (469,995)
  Minority interest in subsidiary net loss...        12,563            --
                                                -----------    ----------
               Net loss......................   $(2,643,896)   $ (469,995)

Accretion of Preferred Stock Discounts             (215,800)           --
                                                -----------    ----------
Net loss attributable to common shareholders.   $(2,859,696)   $ (469,995)
                                                ===========    ==========

Weighted average common shares outstanding...     5,041,391     3,158,904
Net loss per share...........................   $     (0.57)   $    (0.15)

   The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                    1997          1996
                                                                                 ----------     ---------
Cash flow from operating activities
   Net loss...................................................................   $(2,643,896)   $ (469,995)
                                                                                  ----------     ---------
Adjustments to reconcile net loss to net cash used in operating activities:
  Minority interests in subsidiary net loss...................................       (12,563)           --
   Depreciation...............................................................       100,734        15,827
   Amortization...............................................................            --         2,614
  Amortization of deferred finance cost.......................................            --        54,944
  Operating expenses paid with issuance of common stock.......................         2,453        42,251
  Interest expense added to note payable......................................         2,416        11,917
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable...............................      (193,370)      (57,584)
     Decrease (increase) in inventory.........................................          (452)       10,192
     Decrease (increase) in prepaid expenses..................................       387,609            --
     Decrease (increase) in other assets......................................       (54,771)       (4,019)
     Increase (decrease) in accounts payable..................................      (114,528)     (341,769)
     Increase (decrease) in accrued expenses..................................       (46,572)     (233,379)
                                                                                  ----------     ---------
            Total adjustments.................................................        70,956      (499,006)
                                                                                  ----------     ---------
            Net cash used in operating activities.............................    (2,572,940)     (969,001)
                                                                                  ----------     ---------
Cash flows used in investing activities:
  Purchase of fixed assets....................................................      (232,553)      (26,241)
                                                                                  ----------     ---------
            Net cash provided by (used in) investing activities...............      (232,553)      (26,241)
                                                                                  ----------     ---------
Cash flows from financing activities:
              Net proceeds from borrowings....................................            --       288,377
  Principal payments on notes payable.........................................       (70,588)      (48,692)
  Principal payments on capital leases........................................        (7,206)           --
  Issuance of common stock....................................................       120,246     4,702,824
  Issuance of Preferred Stock, net of offering costs and discounts............     2,494,925            --
                                                                                  ----------     ---------
     Net cash provided by financing activities................................     2,537,377     4,942,509
                                                                                  ----------     ---------
Net increase (decrease) in cash and cash equivalents..........................      (268,116)    3,947,267
Cash and cash equivalents at beginning of quarter.............................     3,166,657       178,340
                                                                                  ----------     ---------
Cash and cash equivalents at end of quarter...................................     2,898,541     4,125,607
                                                                                  ==========     =========

   The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Basis of Presentation
     ---------------------

     The unaudited interim period financial statements presented herein have been prepared by Telegen Corporation (Company) in accordance with the accounting policies used in the preparation of the financial statements for the year ended December 31, 1997 and 1996 and should be read in conjunction with the notes thereto. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of the interim period financial statements have been made.

2.   Inventory
     ---------

     Inventory consists of the following:

                                        March 31, 1997   December 31, 1996
                                        --------------   -----------------
     Raw materials and supplies            $ 89,007            $ 88,555
     Finished goods - ACS                    85,286              85,286
                                           --------            --------
                                           $174,293            $173,841
                                           ========            ========

3.   Costs and Expenses
     ------------------
     Operating expenses for the three months ended March 31, 1997 increased significantly from the first quarter of 1996. Increases in sales and marketing expenses for 1997 resulted from the Company's participation in the Consumer Electronics Show in Las Vegas in January 1997. Increases in research and development expenses for 1997 resulted from the establishment of a full scale research facility for Telegen Display Laboratories, Inc., one of the Company's subsidiaries. The increase in general and administrative expenses in 1997 is attributable to patent activity, increased staffing levels, and higher facility costs at the new location.

4.   Shareholder's Equity
     --------------------

     On March 21, 1997, the Company partially completed a private placement with a face value of up to $15 million to support the Company's research and development programs and for general working capital purposes. According to the agreement, 8% Cumulative Series A Preferred Stock is issuable at a 20% discount from face value. The 20% discount is accreted over the period from issuance to the earliest conversion date, using the interest method. The financing is expected to take place in three tranches, each amounting to $5 million in face value. At March 31, 1997, the Company had issued 3,500 shares of Series A Preferred, with a face value of $3,500,000. Remaining financings beyond the first tranche are dependent on the Company achieving certain financial goals.
In addition, warrants were issued to the holders to purchase common stock in an aggregate amount of 20% of the face value of the Series A Preferred at a fixed price per share (fair value at the date of issuance). In addition to an 8% commission, placement agents received warrants to purchase common stock in an aggregate amount of 10% of the face value of the Series A Preferred at a fixed price per share (fair value at the date of issuance). The Series A Preferred Stock is convertible at the earlier of the date of effective registration or 60 days from the closing date of the first tranche and is automatically converted on December 30, 1998. The conversion ratio is based on a formula in the agreement. The Company has a call option beginning 120 days following the first tranche to repurchase any outstanding portion of the securities at face value plus accrued dividends as defined in the agreement.
The Company has also agreed not to sell any new equity series at a discount except in certain circumstances as defined in the agreement.

5.   Supplemental Disclosure of Non-Cash Investing and Financing Activities
     ----------------------------------------------------------------------

     During the three months ended March 31, 1997 and 1996, the Company issued 16,638 and 10,850 shares of common stock, respectively, in lieu of cash as payment for legal fees and employee services of $85,703 and $42,251, respectively.

6.   Contingencies
     -------------

     The Company is subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcome of these matters will have no material adverse effect on the Company's financial position, results of operations and cash flows.

7.   New Accounting Pronouncement
     ----------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 eliminates the presentation of primary earnings per share (EPS) and replaces it with basic EPS (with the principal difference being that common stock equivalents are no longer included in computing basic EPS), eliminates the modified treasury stock method for stock options and warrants, eliminates the three percent materiality provision for determining when primary or fully diluted EPS should be presented, and revises the treatment for contingent stock awards. SFAS No. 128 also requires dual presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same, requires the use of income from continuing operations as the control number for determining if a computation for diluted EPS would be anti-dilutive, requires potential common shares to be added to the diluted EPS computation in sequence from the most dilutive to least dilutive, and requires a reconciliation of the numerator and denominator used in computing basic and fully diluted EPS.

     The Company is required to adopt SFAS No. 128 for the year ending December 31, 1997. The pro forma EPS amounts using the provisions of SFAS No. 128 for the three months ended March 31, 1997 and 1996 are not materially different from the EPS amount currently presented on the Company's Financial Statements herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors That May Affect Future Results" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, and elsewhere in or incorporated by reference into this report. The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this report.

  During the first quarter of 1997, revenues were derived primarily from the operations of Morning Star Multimedia, Inc., a New Jersey corporation and wholly owned subsidiary of Telegen ("MSM"). Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of March 31, 1997, Telegen had an accumulated deficit of $13,085,690. As of March 31, 1997 Telegen has working capital of $2,469,430. Telegen expects to continue to incur substantial operating losses through 1997. In order to become profitable, Telegen must successfully increase sales of its existing products, develop new products for its existing markets and for new markets, increase gross margins through higher volumes and manufacturing efficiencies, manage its operating expenses and expand its distribution capability.

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

RESULTS OF OPERATIONS

  Revenues.  Revenues for the first quarter  of 1997 were $159,817, compared to
  --------
$113,517 for the first quarter of 1996. 1997 revenues consisted primarily of MSM revenues of $159,028 from software services under contract and product sales. The remaining $789 of 1997 revenues consisted of product sales made by Telegen Communications Corporation, a California corporation and wholly owned subsidiary of Telegen ("TCC"). 1996 revenues consisted primarily of MSM revenues of $101,889 from software services under contract. The remaining $11,628 of 1996 revenues consisted of TCC product sales. Prior to 1996 all revenues were derived from TCC product sales. TCC's Teleblocker product which made up the bulk of prior revenues was taken off the market in June of 1995 for redesign. The Company is redesigning the Teleblocker products and will return them to the market in the spring of 1997.

  Cost of Goods Sold.  Cost of goods sold was $42,359 for the first quarter of
  ------------------
1997 and $15,256 for the first quarter of 1996. Cost of goods sold for the first quarter of 1997 consisted of $41,836 for revenues derived from MSM and $523 for revenues derived from TCC. Cost of goods sold for the first quarter of 1996 consisted of $5,243 for revenues derived from MSM and $10,013 for revenues derived from TCC. Prior to 1996 all costs of goods sold was related to TCC product sales.

  Research and Development.  Research and development expenses were $941,326 for
  ------------------------
the first quarter of 1997 and $80,468 for the first quarter of 1996. Increases in research and development expenses for 1997 resulted from the establishment of a full scale research facility in Telegen Display Laboratories, Inc., a California corporation and 90% owned subsidiary of Telegen ("TDL"), and research and development expenses of MSM as well as expanded research and development activities at TCC. Of the 1997 research and development expenses, $654,149 were attributable to TDL, $81,755 were attributable to MSM and $205,422 were attributable to TCC. In the first quarter of 1996 all research and development expenses were attributable to TCC.

  Sales and Marketing.  Sales and marketing expenses for the first quarter of
  -------------------
1997 were $770,061 compared with $877 for the first quarter of 1996. Of the 1997 sales and marketing expenses, $514,620 was attributable to TDL, $14,525 was attributable to MSM, and $240,916 was attributable to TCC and Telegen Corporation. In the first quarter of 1996 all sales and marketing expenses were attributable to TCC. Approximately 86% of the sales and marketing expenses for the first quarter of 1997 attributable to TDL and TCC were related to participation in the Consumer Electronics Show in Las Vegas in January of 1997. Increases in sales and marketing expenses for TCC for 1997 not related to the Consumer Electronics Show were related to increases in marketing staff, creation of new marketing materials, and public relations costs related to Telegen as a public company.

  General and Administrative.  General and Administrative expenses for the first
  --------------------------
quarter of 1997 were $1,074,167 as compared with $454,246 for the first quarter of 1996. Of the 1997 general and administrative expenses $143,890 were attributable to TDL, $191,957 were attributable to MSM and $738,320 were attributable to TCC and Telegen Corporation. Of the 1996 general and administrative expenses none were attributable to TDL, $93,712 were attributable to MSM and $360,534 were attributable to TCC and Telegen Corporation. The increase in general and administrative expenses not related to TDL or MSM for 1997 as compared to 1996 were related to legal and consulting fees associated with patent activity and compliance with SEC reporting requirements, increased staffing and the relocation of Telegen to a new and larger facility.

  Interest Income and Expenses.  Net interest income for the first quarter of
  ----------------------------
1997 was $11,637 as compared with net interest expense of $32,665 for the first quarter of 1996. Of the 1997 interest income and expense TDL contributed $14,898 of interest income and no interest expense, MSM contributed no interest income and $3,675 of interest expense, and TCC and Telegen Corporation contributed $3,353 of interest income and $2,939 of interest expense. In the first quarter of 1996 all interest income and expense were attributable to TCC and Telegen Corporation. Increases in interest income for 1997 for TDL and TCC/Telegen Corporation were the result of increased interest bearing deposits on account following private placements of stock. Interest expenses for TCC and Telegen Corporation for the first quarter of 1996 were comprised primarily of bridge loan expenses; the bridge loans were paid off in May 1996 from the proceeds of a private placement completed in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. As of March 31, 1997, Telegen had raised $10,610,265 in net capital through the sale of Telegen common stock, $2,494,925 in net capital through the sale of Telegen Series A Convertible Preferred Stock and $4,605,010 in net capital through the sale of TDL common stock. In February 1996, Telegen initiated a private offering of its common stock at $5.00 per share. Through May 1996, when the offering was completed, Telegen had received gross proceeds from this offering of approximately $6,671,950 for the issuance of 1,334,390 shares of common stock and paid approximately $1,023,695 in placement agent fees. A portion of the proceeds from the offering in the amount of $715,000 was used by Telegen to repay in full the one-year promissory notes related to $715,000 in Bridge Financing provided through the issuance of one-year notes and 34,892 shares of Telegen's common stock. Additionally, Telegen completed in March 1997 a private placement of a new Series A Convertible preferred stock which will result in $3.6 million in net proceeds to Telegen, of which $2.5 million was received in March, 1997.

  Due to the unavailability of cash resources for operations, Telegen issued 16,638 shares of common stock and 10,850 shares of common stock during the first quarter of 1997 and 1996, respectively, in lieu of cash as payment for certain operating expenses, primarily legal fees and employees services, amounting to $85,703 and $42,251, respectively.

  Telegen's future capital requirements will depend upon many factors, including the timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development efforts, Telegen's operating results and the status of competitive products. Telegen anticipates that its existing capital resources including expected future, scheduled funding of Series A Preferred Stock, and revenues from operations will be adequate to meet Telegen's cash requirements for at least the next 12 months. Telegen's current commitments for capital expenditures is related to the purchase of equipment which is required to establish a laboratory for its subsidiary TDL and a limited, prototype production line for the TDL flatpanel display. TDL will require significant additional capital to move into a manufacturing phase. The total amount of funds expected to be required to build that limited production line is approximately $5 million.

  Telegen's actual working capital needs will depend upon numerous factors including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. Therefore, there can be no assurance that Telegen will not require additional equity or debt financing within the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The forward-looking statements and other information in this report are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including the following:

History of Operating Losses; Accumulated Deficit and Minimum Revenues
---------------------------------------------------------------------

  Telegen, and its subsidiaries, have been engaged in lengthy development of its products and has incurred significant operating losses in every fiscal year since its inception. The cumulative net operating loss for the period from inception through March 31, 1997 was $13,085,690. In order to become profitable, Telegen must increase sales of its existing products, sustain volume manufacturing of its products at increased levels, develop new products for new and existing markets, and manage its operating expenses and expand its distribution capability. There can be no assurance that Telegen will meet and realize these objectives or ever achieve profitability.

Telegen's Future Capital Needs
------------------------------
  Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Although Telegen believes that its existing capital resources, including expected future scheduled funding of Series A Preferred Stock and revenues from operations, will be adequate to meet Telegen's cash needs for at least the next 12 months, such funding and revenues are dependent upon certain events in the future. Additionally, Telegen's actual working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. There can therefore be no assurance that Telegen will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, Telegen's results of operations will be materially adversely affected.

  While Telegen believes it has arranged for the capital needed to complete development of a finished prototype of the HGED flat panel display technology, additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, Telegen's results of operations from the flat panel technology will be materially adversely affected.

Telegen's Exposure to Technological and Market Change
-----------------------------------------------------

  The market for Telegen's products is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. Telegen's success will be dependent in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and enhanced products on a timely basis. If Telegen is unable to do so, Telegen's results of operations will be materially adversely affected. For example, Telegen took a longer period of time than expected to develop its ACS telephone peripheral product line. Although Telegen believes such delay has not materially affected its ability to market and sell the ACS products, there can be no assurance that Telegen will not encounter other technical or similar difficulties that could in the future delay the introduction of new products or product enhancements. With regards to MSM, the multimedia industry can be a rapidly changing and highly competitive industry relating to both the technology and content of the medium. MSM must stay abreast of technological changes to ensure that its products meet the ever higher standards that the consumer has come to expect and that will be offered by competitors' products. Additionally, MSM's success in this field will be dependent upon its ability to identify marketable concepts, acquire license rights and develop content in a timely manner to capture the consumer interest. With regard to its flat panel display technology, there are other more developed and accepted flat panel display technologies already in commercial production which will compete with Telegen's technology. There can be no assurance that Telegen will be successful in the development of its flat panel technology or that Telegen will not encounter technical or other serious difficulties in its development or commercialization which would materially adversely affect Telegen's results of operations.

Telegen's Dependence Upon Key Personnel
---------------------------------------

  Telegen's future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and Telegen's ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that Telegen can retain its existing key managerial, technical or sales and marketing personnel or that it can attract, assimilate and retain such employees in the future. The loss of key personnel or the inability to hire, assimilate or retain qualified personnel in the future could have a material adverse effect upon Telegen's results of operations.

Competition in the Telecommunications Market
--------------------------------------------

  The market for telephone peripheral equipment is highly competitive, is dominated by successful niche marketers and Telegen expects this competition to continually increase. There are a number of companies which develop, manufacture and sell telecommunications devices which perform some of the same functions as those of Telegen's products. There can be no assurance that Telegen will be able to compete effectively against its competitors, many of whom may have substantially greater financial resources than Telegen. Further, some of the telephone call routing functions of Telegen's products can be provided through reprogramming by Bell Operating Companies of their central office equipment to allow "equal access" by customers to the long distance carrier of their choice without "dialing around" by inserting an access code. Since this "dial around" process is the principal function of Telegen's ACS 2000 and MLD 1000 products, if such an "equal access" feature were introduced, demand for Telegen's present products would be seriously impaired.

TCC's Dependence on Major Customers
-----------------------------------

  Telegen expects that a large proportion of its revenues from its telecommunications products will be realized from sales to a small number of companies, primarily the major long distance carriers, the Regional Bell Operating Companies, as well as other nationwide distributors. The loss of one or more of these relationships, when developed, could have a material negative effect on Telegen's results of operations.

  During 1995, three customers accounted for approximately 82% of TCC's revenues: Bell Atlantic, Synernet and Sprint. Of these, Bell Atlantic, which purchased TCC's Teleblocker product, made up 45% of TCC's total sales for 1995. The removal of the Teleblocker product from the market in 1996 due to redesign, effectively eliminated sales to Bell Atlantic and significantly affected total sales for TCC for 1996.

Competition in the Multimedia Market
------------------------------------

  The interactive multimedia market is a highly competitive field. MSM competes against several significantly larger companies which are currently better known and better funded than MSM, as well as many other small companies. Some of the larger companies against which MSM competes are Microsoft, Broderbund, Softkey, Sierra On-Line and Electronic Arts. MSM competes with these other companies both for the acquisition of licenses with widespread brand awareness (content for development) and for sales of its developed products to consumers.

Flat Panel Competition; Flat Panel Patent(s)
--------------------------------------------

  The market for flat panel displays is dominated by major Japanese companies such as Sharp Electronics, Toshiba and Sony. Telegen expects this competition to continually increase. There can be no assurance that Telegen will be able to compete effectively against its competitors, many of whom may have substantially greater financial resources than Telegen. Flat panel displays manufactured utilizing AMLCD technology have been in production for almost 10 years and have proven market acceptance. New technologies, such as FED and Color Plasma, are in development by a number of potential competitors, some of whom have greater financial resources than Telegen. There can be no assurance that Telegen's HGED technology can compete successfully on a cost or display quality basis with these other technologies. Further, there can be no assurance that Telegen's efforts to obtain patent protection for its HGED technology will be successful or, if patent protection is obtained, that Telegen's patent(s) will provide adequate protection.

Telegen's Dependence Upon Limited Number of Manufacturing Sources and Component
-------------------------------------------------------------------------------
Suppliers
---------

  Telegen currently relies upon a limited number of manufacturing sources for its telecom production capability. Although Telegen is currently seeking to qualify alternative sources of supply, Telegen has not yet contracted for alternative suppliers to perform such manufacturing activities. In the event of an interruption of production or delivery of supplies, Telegen's ability to deliver its products in a timely fashion would be compromised, which would materially adversely affect Telegen's results of operations. Certain components used in Telegen's telecommunications products, such as microprocessors, are available from only a limited number of sources. Although to date Telegen has generally been able to obtain adequate supplies of these components, Telegen obtains these components on a purchase order basis and does not have long-term contracts with any of these suppliers. In addition, some suppliers require that Telegen either pre-pay the price of components being purchased or establish an irrevocable letter of credit for the amount of the purchase. Telegen anticipates that, as it begins manufacture of other products, it will encounter similar limitations regarding the components for those products. Telegen's inability in the future to obtain sufficient limited-source components for its telecommunications and other products, or to develop alternative sources, could result in delays in product introductions or shipments, which could have a material adverse effect on Telegen's results of operations.

Telegen's Need to Develop Marketing Experience
----------------------------------------------

  Telegen has limited marketing experience, and expanding Telegen's markets will require significant expenses, including additions to personnel. There can be no assurance that Telegen will have all the capital resources necessary to expand its sales and marketing operations, or that Telegen's attempts to expand its sales and marketing efforts will be successful.

Intellectual Property
---------------------

  Telegen relies on a combination of patents, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to preserve its rights pertaining to its products. Such protection, however, may not preclude competitors from developing products similar to those of Telegen. In addition, the laws of certain foreign countries do not protect Telegen's intellectual property rights to the same extent as do the laws of the United States. There can also be no assurance that third parties will not assert intellectual property infringement claims against Telegen. One such matter was recently dismissed without prejudice to the Company but there is no assurance that more claims will not be initiated from litigants with more resources than Telegen. There is no assurance that Telegen will prevail in such litigation seeking damages or an injunction against the sale of Telegen's products or that Telegen will be able to obtain any necessary licenses on reasonable terms or at all.

Dispute Over Canceled Telegen Shares
------------------------------------

  In August 1991, Old Telegen (now TCC) issued an aggregate of 208,592 shares of common stock to Sahara Associates, Inc. ("Sahara") in connection with a letter of credit and related financing to be obtained by Old Telegen. A letter of credit in the amount of $300,000 was issued in favor of Old Telegen by Bank Sadarat but Old Telegen was unable to realize any benefit from such a letter of credit. In September 1992, Bank Sadarat filed a complaint against Old Telegen in the Superior Court of the State of California for the County of San Mateo for approximately $110,000 advanced under a separate letter of credit. In March 1993, Old Telegen canceled the 208,592 shares issued to Sahara and filed a cross-complaint for declaratory relief against Sahara and others. In that action, Old Telegen sought a judicial declaration that the issuance of the aforementioned shares was void for lack of consideration, that the action of Old Telegen in canceling such shares was valid and that the persons to whom such shares were issued have no rights as shareholders of Old Telegen. The case was removed to the Federal District Court for the Northern District of California. In July 1996, Old Telegen settled Bank Sadarat's claim by paying Bank Sadarat $100,000, which is less than the liability for the Bank Sadarat claim that was reflected in Old Telegen's (now TCC's) Financial Statements which are incorporated by reference herein. The dispute with Sahara regarding the canceled shares has not yet been resolved. Although the number of shares and percentages of the outstanding shares referred to in this Registration Statement reflect the cancellation of shares issued to Sahara, there can be no assurance as to the ultimate result of the litigation with Sahara.

                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

  Telegen entered into a subscription agreement to sell to a foreign accredited investor up to $15,000,000 (the "Financing") in stated value of its newly created 8% Series A Convertible Preferred Stock (the "Series A Preferred Stock"), which would yield the Company, after twenty percent (20%) in face value discounts and eight percent (8%) placement agent fees, up to $10,800,000, under a Regulation D private placement as described in the Securities Act of 1933, as amended. The placement agent will also receive warrants to purchase ten percent (10%) of the face value of any Series A Preferred Stock sold under the Financing, exercisable for common stock of Telegen. The securities sold rank senior to any of the Company's common stock. The Series A Preferred Stock pay dividends at a rate of eight percent (8%) per annum, in the form of cash or additional shares of Telegen common stock at the option of a holder of such Series A Preferred Stock.

  The Financing has three tranches, with the first tranche closing in two parts:
(i) $3,500,000 in stated value of the Series A Preferred Stock and (ii) an additional $1,500,000 in stated value upon the effective date of a registration statement (the "Registration Statement") which is required to be filed immediately upon the closing of the first tranche, to permit the sale of shares of common stock issuable upon conversion of the Series A Preferred Stock. Each subsequent tranche closing, if it occurs, will be for $5,000,000 in stated value. In order for Telegen to be able to request any additional funds after the initial $5,000,000, the Company must have a twenty (20) day average dollar volume of the Company's stock on the Nasdaq SmallCap Market equal to or greater than four hundred fifty thousand dollars ($450,000) per day.

  At the closing of each tranche, Telegen will issue four-year warrants to purchase an aggregate amount of twenty percent (20%) of the purchase price of the preferred stock.

  The Series A Preferred may be converted into Telegen common stock, at any time after the earlier of the effective date of the Registration Statement or sixty
(60) days after the closing date of the first tranche, based on a ratio which adjusts with the then current market price of Telegen's common stock, or the market price at closing whichever is higher. Telegen may force conversion of any outstanding Series A Preferred Stock at any time after December 31, 1998. The Company granted the purchaser of the Series A Preferred Stock a right of first refusal on certain future sales of discounted equity securities.

  Telegen also has a call option for a period of time beginning one hundred twenty (120) days following the first closing date of the first tranche to repurchase any outstanding portion of the Series A Preferred plus accrued dividends at a price of one hundred percent (100%) of the stated value ($1,000) plus accrued dividends, payable in cash.

  In connection with the Financing, Telegen agreed not to sell any new equity series at a discount to the then-current market price per share of the common stock, other than offerings in connection with mergers, acquisitions, and certain benefit plans, for a period of one hundred twenty (120) days from the initial closing of the first tranche.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's stockholders during the quarter ended March 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         EXHIBIT NO.                       EXHIBIT TITLE
         ----------   ---------------------------------------------------------

           3.1*       Articles of the Registrant
           3.2*       Bylaws of the Registrant
           4.1**      Subscription Agreement for Series A Preferred Stock
          11.1***     Statements Re Computation Per Share Earnings
          27.1        Financial Disclosure Schedule

         (b) REPORTS OF FORM 8-K

         The folllowing is a list of Current Reports on Form 8-K filed by the Registrant during the quarter ended March 31, 1997:

         1. 8-K filed on January 15, 1997 to report the Registrant's acquisition of Morning Star Multimedia, Inc., a New Jersey corporation;

         2. 8-K filed on January 21, 1997 to report that the Chief Executive Officer positions of the Registrant's subsidiaries Telegen Communications Corporation, a California corporation, and Telegen Display Laboratories, Inc., a California corporation, became vacant;

         3. 8-K filed on February 7, 1997 to report the Registrant's financial results for its year and fourth quarter end December 31, 1996;

         4. 8-K filed on March 14, 1997 to report that filing of audited financial statements of Morning Star Multimedia, Inc., a New Jersey corporation, and related pro forma information is not required under Regulation S-X;

        5. 8-K filed on March 25, 1997 to report the Registrant's sale of up to $15,000,0000 in Series A Preferred Stock.

----------------------------

* Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-QSB as filed with the Commission on November 12, 1996.

**   Incorporated by reference to exhibit filed with the Registrant's Report on
Form 8-K, as filed with the Commission on March 25, 1997.

*** Incorporated in this Form 10-Q in Note 7 to Part 1 Item 1 Financial Statements.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, California.



                                        TELEGEN CORPORATION


Date:  May 15, 1997                     By: /s/ Warren M. Dillard
                                            ----------------------
                                            Warren M. Dillard
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX

                Exhibit No.  Description
                -----------  -----------

                27.1         Financial Data Schedule.