Form 10-Q
period 1997-06-30
TELEGEN CORP /CO/
filed 1997-08-14
CIK 906448

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

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

                                YES [X]  NO [_]

  The number of issued and outstanding shares of the Registrant's Common Stock as of June 30, 1997, was 5,253,863.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TELEGEN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                     DECEMBER
                                                        JUNE 30,        31,
                                                          1997         1996
                                                       -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $   622,358  $ 3,166,657
  Accounts receivable, Trade..........................     108,132       17,784
  Accounts receivable, Other..........................   1,186,551      248,703
  Inventory...........................................     151,280      173,841
  Prepaid expenses....................................         --       387,609
                                                       -----------  -----------
    Total current assets..............................   2,068,321    3,994,594
Property and equipment, net...........................   1,854,291    1,664,374
Other assets..........................................     117,700       68,354
                                                       -----------  -----------
    Total assets...................................... $ 4,040,312  $ 5,727,322
                                                       ===========  ===========
         LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Current mat. notes payable.......................... $   187,571  $   270,916
  Trade accounts payable..............................     806,333      357,366
  Account payable other...............................         --           --
  Accrued expenses....................................     646,910      664,251
                                                       -----------  -----------
    Total current liabilities.........................   1,640,814    1,292,533
  Capital lease.......................................       6,618       18,549
                                                       -----------  -----------
    Total liabilities.................................   1,647,432    1,311,082
                                                       -----------  -----------
    COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 6)
Minority interests....................................     160,846      325,077
Shareholders equity:
  Series A Convertible Preferred Stock................   4,580,000          --
  Common stock........................................  10,815,011   10,399,318
  Additional paid-in capital..........................   3,113,719    4,133,640
  Accumulated deficit................................. (16,276,696) (10,441,795)
                                                       -----------  -----------
    Total shareholders equity.........................   2,232,034    4,092,163
                                                       -----------  -----------
      Total liabilities and stockholders' equity...... $ 4,040,312  $ 5,727,322
                                                       ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                         1997         1996
                                                      -----------  -----------
Sales................................................ $   489,470  $    82,873
Cost of goods........................................      35,314        2,118
                                                      -----------  -----------
Gross profit.........................................     454,156       80,755
Operating expense:
  Sales and marketing................................     385,594        4,511
  Research and development...........................   1,324,808      216,688
  General and administrative                            2,024,040      751,721
                                                      -----------  -----------
Loss from operations.................................  (3,280,286)    (892,165)
Other income and expense
  Interest income....................................      10,805       53,859
  Interest expense                                         (3,011)   (180,644)
                                                      -----------  -----------
Loss before taxes....................................  (3,272,492)  (1,018,950)
Provision for taxes..................................         --           --
                                                      -----------  -----------
Net loss before minority interest....................  (3,272,492)  (1,018,950)
                                                      -----------  -----------
Minority interest in subsidiary net loss.............      78,264          --
                                                      -----------  -----------
Net loss............................................. $(3,194,228) $(1,018,950)
Accretion of Preferred Stock Discounts...............    (789,275)         --
                                                      -----------  -----------
Net loss attributable to common shareholders.........  (3,983,503)  (1,018,950)
                                                      -----------  -----------
Weighted average common shares outstanding...........   5,148,257    4,328,950
Net loss per share................................... $     (0.77) $     (0.24)

   The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                         1997         1996
                                                      -----------  -----------
Sales................................................ $   649,286  $   196,389
Cost of goods........................................      69,820       12,914
                                                      -----------  -----------
Gross profit.........................................     579,466      183,475
Operating expense:
  Sales and marketing................................   1,157,238        5,388
  Research and development...........................   2,265,777      304,572
  General and administrative.........................   3,101,610    1,203,007
                                                      -----------  -----------
Loss from operations.................................  (5,945,159)  (1,329,492)
Other income and expense
  Interest income....................................      29,056       55,616
  Interest expense...................................      (9,625)   (215,066)
                                                      -----------  -----------
Loss before taxes....................................  (5,925,728)  (1,488,942)
Provision for taxes..................................         --           --
                                                      -----------  -----------
Net loss before minority interest....................  (5,925,728)  (1,488,942)
                                                      -----------  -----------
Minority interest in subsidiary net loss.............      90,827          --
                                                      -----------  -----------
Net loss............................................. $(5,834,901) $(1,488,942)
Accretion of Preferred Stock Discounts...............  (1,005,075)         --
                                                      -----------  -----------
Net loss attributable to common shareholders.........  (6,839,976)  (1,488,942)
                                                      -----------  -----------
Weighted average common shares outstanding...........   5,094,824    4,074,693
Net loss per share................................... $     (1.34) $     (0.37)

   The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                         1997         1996
                                                      -----------  -----------
Cash flow from operating activities
  Net loss........................................... $(5,834,901) $(1,488,942)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Minority interests in subsidiary net loss........     (90,827)         --
    Depreciation.....................................     206,881       33,772
    Amortization.....................................         --         2,700
    Amortization of deferred finance cost............         --       197,248
    Operating expenses paid with issuance of common
     stock...........................................     113,139      100,498
    Interest expense added to note payable                  4,833      188,560
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable.....  (1,028,196)     (41,653)
      Decrease (increase) in inventory...............      22,561       43,596
      Decrease (increase) in prepaid expenses........     387,609          --
      Decrease (increase) in other assets............     (49,346)     (54,243)
      Increase (decrease) in accounts payable........     448,967     (964,388)
      Increase (decrease) in accrued expenses........     (17,341)    (225,585)
Cash flows used in financing activities:
Purchase of fixed assets.............................    (396,798)    (154,931)
Purchase of intangible assets........................         --           --
Net cash provided by (used in) investing activities..    (396,798)    (154,931)
Cash flows from financing activities:
  Net proceeds from borrowings.......................         --       299,016
  Principal payments on notes payable................     (88,178)    (884,257)
  Principal payments on capital leases...............     (11,931)         --
  Issuance of common stock...........................     214,304   10,667,431
  Issuance of Preferred Stock, net of offering costs.   3,574,925          --
  Net cash provided by financing activities..........   3,689,120   10,082,190
Cash and cash equivalents at beginning of period.....   3,166,657      178,340
Cash and cash equivalents at end of period...........     622,358    7,897,162

   The accompanying notes are an integral part of these financial statements.

                     TELEGEN CORPORATION AND SUBSIDIARIES

            NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Basis of Presentation

  The unaudited interim period financial statements presented herein have been prepared by Telegen Corporation (Company) in accordance with the accounting policies used in the preparation of the financial statements for the year ended December 31, 1996 and should be read in conjunction with the notes thereto. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of the interim period financial statements have been made.

2. Inventory

  Inventory consists of the following:

                                                          JUNE 30,  DECEMBER 31,
                                                            1997        1996
                                                          --------- ------------
      Raw materials and supplies......................... $  93,313  $  88,555
      Finished goods--ACS................................    57,967     85,286
                                                          ---------  ---------
                                                          $ 151,280  $ 173,841
                                                          =========  =========

3. Costs and Expenses

  Operating expenses for the three months ended June 30, 1997 increased significantly from the second quarter of 1996. Increases in sales and marketing expenses for 1997 resulted from the Company's participation in the Electronic Entertainment Expo in Atlanta, Georgia in June 1997. Increases in research and development expenses for 1997 resulted from the establishment of a full scale research facility for Telegen Display Laboratories, Inc., one of the Company's subsidiaries. The increase in general and administrative expenses in 1997 is attributable to patent activity, increased staff levels, increased legal and accounting costs, and higher facility costs at the new location.

4. Shareholder's Equity

  On March 21, 1997, the Company partially completed a private placement with a face value of up to $15 million to support the Company's research and development programs and for general working capital purposes. The private placement agreement provides for 8% Cumulative Series A Preferred Stock, issuable at a 20% discount from face value (the "Series A Private Placement"). The 20% discount is accrued over the period from issuance to the earliest conversion date, using the interest method. The financing is expected to take place in three tranches, each amounting to $5 million in face value. At March 31, 1997, the Company had issued 3,500 shares of Series A Preferred, with a face value of $3,500,000. As of June 30, 1997 the Company had in escrow and reflected as cash on the balance sheet, the net proceeds of an additional issuance of $500,000 in face value of Series A Preferred stock for which the Company was obligated to issue 500 shares of Series A Preferred stock. The remaining funding of $1,000,000 in face value of Series A Preferred Stock under the first tranche of the Series A Private Placement will occur at such time when Telegen and Series A Preferred Stock investor agree that the Company's stock price and trading volume for the Company's Common Stock justify and support such funding. Any remaining funding under the Series A Private Placement is dependent on the Company achieving certain financial goals. In addition, warrants were issued to the holders to purchase common stock in an aggregate amount of 20% of the value of the Series A Preferred at a fixed price per share (fair value at the date of issuance). In addition to an 8% commission, placement agents received warrants to purchase common stock in an aggregate amount of 10% of the face value of the Series A Preferred at a fixed price per share (fair value at the date of issuance). The Series A Preferred Stock is convertible at any time at the holder's option and is automatically

                     TELEGEN CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

converted on December 30, 1998. The conversion ratio is based on a formula in the agreement. The Company has a call option beginning 120 days following the first tranche to repurchase any outstanding portion of the securities at face value plus accrued dividends as defined in the agreement. The Company has also agreed not to sell any new equity series at a discount except in certain circumstances as defined in the agreement.

5. Supplemental Disclosure of Non-Cash Investing and Financing Activities

  During the three months ended June 30, 1997 and 1996, the Company issued 19,652 and 12,390 shares of common stock, respectively, in lieu of cash as payment for legal fees and employee services of $110,686 and $58,247, respectively.

6. Contingencies

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

  The Company is required to adopt SFAS No. 128 for the year ending December 31, 1997. The pro forma EPS amounts using the provisions of SFAS No. 128 for the three months ended June 30, 1997 and 1996 are not materially different from the EPS amount currently presented on the Company's Financial Statements herein.

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

  During the second quarter of 1997, revenues were derived primarily from the operations of Telegen Communications Corporation, a California corporation and wholly owned subsidiary of Telegen ("TCC"). Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of June 30, 1997, Telegen had an accumulated deficit of $16,276,696. As of June 30, 1997 Telegen has working capital of $427,507. Telegen expects to continue to incur substantial operating losses through 1997. In order to become profitable, Telegen must successfully increase sales of its existing products, develop new products for its existing markets and for new markets, increase gross margins through higher volumes and manufacturing efficiencies, manage its operating expenses and expand its distribution capability, all of which are occurring on a continuing basis.

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

RESULTS OF OPERATIONS

  Revenues. Revenues for the second quarter of 1997 were $489,470, compared to $82,873 for the second quarter of 1996. 1997 revenues consisted primarily of TCC revenues of $400,520 of which approximately $300,000 was final payment under the MCI contract. The remaining $89,950 of 1997 revenues consisted of Morning Star Multimedia, Inc., a New Jersey corporation and wholly owned subsidiary of Telegen ("MSM") revenues from software services under contract and product sales. 1996 revenues consisted primarily of MSM revenues of $79,556 from software services under contract. The remaining $3,317 of 1996 revenues consisted of TCC product sales. Prior to 1996 all revenues were derived from TCC product sales.

  Cost of Goods Sold. Cost of goods sold was $35,314 for the second quarter of 1997 and $2,118 for the second quarter of 1996. Cost of goods sold for the second quarter of 1997 consisted of $29,604 for revenues derived from TCC and $5,710 for revenues derived from MSM. Cost of goods sold for the second quarter of 1996 consisted of $2,069 for revenues derived from TCC and $49 for revenues derived from MSM.

  Research and Development. Research and development expenses were $1,324,808 for the second quarter of 1997 and $216,688 for the second quarter of 1996. Increases in research and development expenses for 1997 resulted from the establishment of a full scale research facility in Telegen Display Laboratories, Inc., a California corporation and 90% owned subsidiary of Telegen ("TDL"), and research and development expenses of MSM as well as expanded research and development activities at TCC. Of the 1997 research and development expenses, $684,023 were attributable to TDL, $466,674 were attributable to MSM and $174,111 were attributable to TCC. Of the 1996 research and development expenses, $65,102 were attributable to TDL, $6,079 were attributable to MSM and $145,507 were attributable to TCC.

  Sales and Marketing. Sales and marketing expenses for the second quarter of 1997 were $385,594 compared with $4,511 for the second quarter of 1996. Of the 1997 sales and marketing expenses, $111 was attributable to TDL, $195,663 was attributable to MSM, and $189,820 was attributable to TCC and Telegen Corporation. In the second quarter of 1996 none of the sales and marketing expenses were attributable to TDL, $139 was attributable to MSM and $4,372 was to TCC. Substantially all of the sales and marketing expenses for the second quarter of 1997 attributable to MSM were related to participation in the Electronic Entertainment Expo in Atlanta in June of 1997. Increases in sales and marketing expenses for TCC for 1997 were related to increases in marketing staff, creation of new marketing materials, and public relations costs related to Telegen as a public company.

  General and Administrative. General and Administrative expenses for the second quarter of 1997 were $2,024,040 as compared with $751,721 for the second quarter of 1996. Of the 1997 general and administrative expenses $161,181 were attributable to TDL, $325,961 were attributable to MSM and $1,536,898 were attributable to TCC and Telegen Corporation. Of the 1996 general and administrative expenses $31,525 were attributable to TDL, $118,222 were attributable to MSM and $601,974 were attributable to TCC and Telegen Corporation. The increase in general and administrative expenses related to TDL and TCC/Telegen for 1997 as compared to 1996 were related to legal and consulting fees associated with patent activity, increased administrative staffing and relocation of TDL and TCC/Telegen to a new and larger facility, and for TCC/Telegen increased legal and accounting fees related to SEC compliance.

  Interest Income and Expenses. Net interest income for the second quarter of 1997 was $7,794 as compared with net interest expense of $126,785 for the second quarter of 1996. Of the second quarter of 1997 interest income and expense TDL contributed $3,766 of interest income and no interest expense, MSM contributed no interest income and $260 of interest expense, and TCC and Telegen Corporation contributed $7,039 of interest income and $2,751 of interest expense, respectively. Of the second quarter of 1996 interest income and expense TDL contributed $9,085 of interest income and no interest expense, MSM contributed $8 of interest income and no interest expense, and TCC and Telegen Corporation contributed $44,766 of interest income and $180,644 of interest expense, respectively. Decreases in interest income for 1997 for TDL and TCC/Telegen Corporation were the result of decreased interest bearing deposits on account. Interest expenses for TCC and Telegen Corporation for the second quarter of 1996 were comprised primarily of bridge loan expenses. The bridge loans were paid off in May 1996 from the proceeds of a private placement completed in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. As of June 30, 1997, Telegen had raised $10,815,011 in net capital through the sale of Telegen common stock, $3,574,925 in net capital through the sale of Telegen Series A Convertible Preferred Stock and $4,605,010 in net capital through the sale of TDL common stock. In February 1996, Telegen initiated a private offering of its common stock at $5.00 per share. Through May 1996, when the offering was completed, Telegen had received gross proceeds from this offering of approximately $6,671,950 for the issuance of 1,334,390 shares of common stock and paid approximately $1,023,695 in placement agent fees. A portion of the proceeds from the offering in the amount of $715,000 was used by Telegen to repay in full the one-year promissory notes related to $715,000 in Bridge Financing provided through the issuance of one-year notes and 34,892 shares of Telegen's common stock. Additionally, Telegen completed in March 1997 a private placement of a new Series A Convertible Preferred Stock is issuable in three tranches. As of March 31, 1997, the first portion of the first tranche was issued resulting in $2,494,925 net proceeds to Telegen and as of June 30, 1997, the second portion of the first tranche was issued resulting in $359,925 net proceeds which as of that date for purposes of accounting were held in an escrow account which will result in $3.6 million in net proceeds to Telegen, of which $2.5 million was received in March, 1997 and $360,000 was in escrow in June, 1997.

  Telegen issued 19,652 shares of common stock and 12,390 shares of common stock during the second quarter of 1997 and 1996, respectively, in lieu of cash as payment for certain operating expenses, primarily legal fees and employees services, amounting to $110,686 and $58,247, respectively.

  Telegen's future capital requirements will depend upon many factors, including the timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development efforts, Telegen's operating results and the status of competitive products. Telegen anticipates that its existing capital resources including expected future, and scheduled funding of Series A Preferred Stock, if they materialize, and revenues from operations will be adequate to meet Telegen's cash requirements through 1998. Telegen's current commitments for capital expenditures are for the purchase of equipment which is required to establish a laboratory and prototype production line for that panel display subsidiary, TDL. TDL will require significant additional capital to move into a manufacturing phase. The total amount of funds expected to be required to build that limited production line is approximately $5 million.

  Telegen's actual working capital needs will depend upon numerous factors including the progress of Telegen's research and development activities, the costs of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. Due to the financial and business milestones required under the Series A Preferred Stock agreement, there can be no assurance that Telegen will not require additional equity or debt financing in the near future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The forward-looking statements and other information in this report are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including the following:

 History of Operating Losses; Accumulated Deficit and Minimum Revenues

  Telegen, and its subsidiaries, have been engaged in lengthy development of their products and have incurred significant operating losses in every fiscal year since its inception. The cumulative net operating loss for the period from inception through June 30, 1997 was $16,276,696. In order to become profitable, Telegen must increase sales of its existing products, sustain volume manufacturing of its products at increased levels, develop new products for new and existing markets, and manage its operating expenses and expand its distribution capability. There can be no assurance that Telegen will meet and realize these objectives or ever achieve profitability.

 Telegen's Future Capital Needs

  Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Although Telegen believes that its existing capital resources, including expected future scheduled funding of Series A Preferred Stock and revenues from operations, will be adequate to meet Telegen's cash requirements through 1998, such funding and revenues are dependent upon certain events in the future. Additionally, Telegen's actual working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. There can therefore be no assurance that Telegen will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, Telegen's results of operations will be materially adversely affected.

  While Telegen believes it has arranged for the capital needed to complete development of a finished prototype of the HGED flat panel display technology, additional capital will be needed to establish a production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, Telegen's results of operations from the flat panel technology will be materially adversely affected.

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

 Competition in the Multimedia Market

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

 Telegen's Dependence Upon Limited Number of Manufacturing Sources and Component Suppliers

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

 Dispute Over Canceled Telegen Shares

  In August 1991, Old Telegen (now TCC) issued an aggregate of 208,592 shares of common stock to Sahara Associates, Inc. ("Sahara") in connection with a letter of credit and related financing to be obtained by Old Telegen. A letter of credit in the amount of $300,000 was issued in favor of Old Telegen by Bank Sadarat but Old Telegen was unable to realize any benefit from such a letter of credit. In September 1992, Bank Sadarat filed a complaint against Old Telegen in the Superior Court of the State of California for the County of San Mateo for approximately $110,000 advanced under a separate letter of credit. In March 1993, Old Telegen canceled the 208,592 shares issued to Sahara and filed a cross-complaint for declaratory relief against Sahara and others. In that action, Old Telegen sought a judicial declaration that the issuance of the aforementioned shares was void for lack of consideration, that the action of Old Telegen in canceling such shares was valid and that the persons to whom such shares were issued have no rights as shareholders of Old Telegen. The case was removed to the Federal District Court for the Northern District of California. In July 1996, Old Telegen settled Bank Sadarat's claim by paying Bank Sadarat $100,000, which is less than the liability for the Bank Sadarat claim that is reflected in Old Telegen's (now TCC's) Financial Statements which are incorporated by reference herein. The dispute with Sahara regarding the canceled shares has not yet been resolved. Although the number of shares and percentages of the outstanding shares referred to in this Registration Statement reflect the cancellation of shares issued to Sahara, there can be no assurance as to the ultimate result of the litigation with Sahara.

                          PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

  From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse affect on the Company=s financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

  Telegen entered into a subscription agreement to sell to a foreign accredited investor up to $15,000,000 (the "Financing") in stated value of its newly created 8% Series A Convertible Preferred Stock (the "Series A Preferred Stock"), which would yield the Company, after twenty percent (20%) in face value discounts and eight percent (8%) placement agent fees, up to $10,800,000, under a Regulation D private placement as described in the Securities Act of 1933, as amended. The placement agent will also receive warrants to purchase ten percent (10%) of the face value of any Series A Preferred Stock sold under the Financing, exercisable for common stock of Telegen The securities sold rank senior to any of the Company's common stock. The Series A Preferred Stock pay dividends at a rate of eight percent (8%) per annum, in the form of cash or additional shares of Telegen common stock at the option of a holder of such Series A Preferred Stock.

  The Financing has three tranches, with the closing of the first tranche being amended by an amendment (the "Amendment") to the Financing subscription agreement which provides for funding in parts: (i) $3,500,000 in stated value of the Series A Preferred Stock on March 22, 1997 and (ii) $500,000 in stated value which was held in escrow as of June 30, 1997 and (iii) an additional $1,000,000 in stated value upon agreement between the Company and the accredited investor that the stock price and trading volume for the Company's common stock will justify and support such funding. Each subsequent tranche closing, if it occurs, will be for $5,000,000 in stated value. In order for Telegen to be able to request any additional funds after the initial $5,000,000, the Company must have a twenty (20) day average dollar volume of the Company's stock on the Nasdaq SmallCap Market equal to or greater than four hundred fifty thousand dollars ($450,000) per day.

  The financing requires that at the closing of each tranche, Telegen issue four-year warrants to purchase an aggregate amount of twenty percent (20%) of the purchase price of the preferred stock. The exercise price of the 151,351 warrants issued as part of the first closing of the first tranche were modified pursuant to the Amendment to such prices at which the Series A Preferred Stock issued under the first tranche were converted to common stock, on a proportionate basis.

  The Series A Preferred may be converted into Telegen common stock at any time based on a ratio which adjusts with the then current market price of Telegen's common stock, or the market price at closing whichever is higher. Telegen may force conversion of any outstanding Series A Preferred Stock at any time after December 31, 1998. The Company granted the purchaser of the Series A Preferred Stock a right of first refusal on certain future sales of discounted equity securities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's stockholders during the quarter ended June 30, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    3.1*   Articles of Incorporation of Registrant
    3.2*   Bylaws of Registrant
    4.1**  Subscription Agreement for Series A Preferred Stock, dated March 22,
           1997
    4.2*** Amendment Agreement to Subscription Agreement for Series A Preferred
           Stock, dated July 7, 1997
   10.8+   Shareholder Agreement by and between TCC and Janmil Holdings PTE
           LTD, dated June 4, 1997
   11.1++  Statements Re Computation Per Share Earnings
   27.1    Financial Disclosure Schedule

--------

 *   Incorporated by reference to exhibit filed with the Registrant's Quarterly
     Report on Form 10-QSB, as filed with the Commission on November 12, 1996.
 ** Incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K, as filed with the Commission on March 25, 1997.
 *** Incorporated by reference to exhibit filed with the Registrant's Report on
     Form 8-K, as filed with the Commission on August 8, 1997.
 + Incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K as filed with the Commission on July 8, 1997.
 ++  Incorporated in this Form 10-Q in Note 7 to part 1 Item 1 Financial
     Statements.

  The following is a list of Current Reports on Form 8-K filed by the Registrant during the quarter ended June 30, 1997:

  1. 8-K filed May 9, 1997 to report the hiring of G. Fred Forsythe as President and CEO of the Registrant's ninety-percent owned subsidiary, Telegen Display Laboratories, Inc.

  2. 8-K filed May 19, 1997 to report the resignation of G. Fred Forsythe as President and CEO of the Registrant's ninety-percent owned subsidiary, Telegen Display Laboratories, Inc.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, California.

                                          TELEGEN CORPORATION

                                             /s/ Warren M. Dillard
Date: August 14, 1997                     By: _________________________________
                                            Warren M. Dillard
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal
                                            Financial and Accounting Officer)

                                 EXHIBIT INDEX

      EXHIBIT NO. DESCRIPTION
      ----------- -----------
      27.1        Financial Data Schedule.