Form 10-Q
period 1997-09-30
TELEGEN CORP /CO/
filed 1997-11-14
CIK 906448

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                (650) 261-9400
             (Registrant's Telephone Number, Including Area Code)



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                           YES  [X]         NO  [_]

  The number of issued and outstanding shares of the Registrant's Common Stock as of September 30, 1997, was 6,329,918.

================================================================================

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TELEGEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                (UNAUDITED)

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1997           1996
                                                 ------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents.....................   $    735,698   $  3,166,657
 Accounts receivable, Trade....................        138,429         17,784
 Accounts receivable, Other....................        412,962        248,703
 Inventory.....................................        145,822        173,841
 Prepaid expenses..............................             --        387,609
                                                  ------------   ------------
  Total current assets.........................      1,432,911      3,994,594
Property and equipment, net....................      1,885,430      1,664,374
Other assets...................................        158,427         68,354
                                                  ------------   ------------
  Total assets.................................   $  3,476,768   $  5,727,322
                                                  ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturity notes payable................   $    241,757   $    270,916
 Trade accounts payable........................      1,473,178        357,366
 Account payable other.........................             --             --
 Accrued expenses..............................        889,995        664,251
                                                  ------------   ------------
  Total current liabilities....................      2,604,930      1,292,533
Capital lease..................................          6,912         18,549
                                                  ------------   ------------
  Total liabilities............................      2,611,842      1,311,082
                                                  ------------   ------------
Commitments and contingencies (Notes 4 and 6)
Minority interests.............................         84,721        325,077
                                                  ------------   ------------


Shareholders' equity:
 Series A Convertible Preferred Stock..........      2,429,245             --
 Common stock..................................     13,445,998     10,399,318
 Additional paid-in capital....................      3,309,719      4,133,640
 Accumulated deficit...........................    (18,404,757)   (10,441,795)
                                                  ------------   ------------
  Total shareholders' equity...................        780,205      4,092,163
                                                  ------------   ------------
  Total liabilities and stockholders' equity...   $  3,476,768   $  5,727,322
                                                  ============   ============



   The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


                                                    1997          1996
                                                -----------   -----------
Sales........................................   $   259,926   $   199,050
 Cost of goods...............................        38,666         3,958
                                                -----------   -----------
  Gross profit...............................       221,260       195,092


Operating expense:
 Sales and marketing.........................        67,638       102,484
 Research and development....................     1,106,839       722,511
 General and administrative..................     1,239,135       909,650
                                                -----------   -----------
  Loss from operations.......................    (2,192,352)   (1,539,553)


Other income and expense
 Interest income.............................           111        89,076
 Interest expense............................        (4,010)       80,284
                                                -----------   -----------
  Loss before taxes..........................    (2,196,251)   (1,370,193)
Provision for taxes..........................            --            --
                                                -----------   -----------
 Net loss before minority interest...........    (2,196,251)   (1,370,193)
                                                -----------   -----------
 Minority interest in subsidiary net loss....        76,125        66,055
                                                -----------   -----------
  Net loss...................................   $(2,120,126)  $(1,304,138)


Accretion of Preferred Stock Discounts.......       196,000            --
                                                -----------   -----------
Net loss attributable to common shareholders.    (1,924,126)   (1,304,138)
                                                ===========   ===========
Weighted average common shares outstanding...     5,741,197     4,987,335
Net loss per share...........................   $     (0.34)  $     (0.26)




   The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


                                                    1997          1996
                                                -----------   -----------
Sales........................................   $   909,212   $   395,439
 Cost of goods...............................       108,481        16,871
                                                -----------   -----------
  Gross profit...............................       800,731       378,568


Operating expense:
 Sales and marketing.........................     1,235,274       107,871
 Research and development....................     3,372,520     1,027,596
 General and administrative..................     4,338,033     2,113,176
                                                -----------   -----------
  Loss from operations.......................    (8,145,096)   (2,870,075)


Other income and expense
 Interest income.............................        29,167       144,692
 Interest expense............................       (13,985)     (134,782)
                                                -----------   -----------
  Loss before taxes..........................    (8,129,914)   (2,860,165)
Provision for taxes..........................            --            --
                                                -----------   -----------
 Net loss before minority interest...........    (8,129,914)   (2,860,165)
                                                -----------   -----------

 Minority interest in subsidiary net loss....       166,952        66,055

                                                -----------   -----------
  Net loss...................................   $(7,962,962)  $(2,794,110)



Accretion of Preferred Stock Discounts.......      (809,075)           --
                                                -----------   -----------
Net loss attributable to common shareholders.    (8,772,037)   (2,794,110)
                                                ===========   ===========
Weighted average common shares outstanding...     5,310,282     4,504,612
Net loss per share...........................   $     (1.65)  $     (0.62)




   The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


                                                                                   1997          1996
                                                                               -----------   -----------
Cash flow from operating activities
 Net loss...................................................................   $(7,962,962)  $(2,794,110)
Adjustments to reconcile net loss to net cash used in operating activities:
 Minority interests in subsidiary net loss..................................      (166,952)      (66,055)
 Depreciation...............................................................       317,003        74,152
 Amortization...............................................................            --         2,217
 Amortization of deferred finance cost......................................            --       197,248
 Operating expenses paid with issuance of common stock......................       156,296       271,493
 Interest expense added to note payable.....................................         7,251       107,847
 Changes in assets and liabilities:
  Decrease (increase) in accounts receivable................................      (284,904)     (108,445)
  Decrease (increase) in inventory..........................................        28,019        49,091
  Decrease (increase) in prepaid expenses...................................       387,609            --
  Decrease (increase) in other assets.......................................       (90,073)      (54,913)
  Increase (decrease) in accounts payable...................................     1,115,812      (877,897)
  Increase (decrease) in accrued expenses...................................       225,744      (115,916)
                                                                               -----------   -----------
   Total adjustments........................................................     1,695,805      (521,178)
                                                                               -----------   -----------
   Net cash used in operating activities....................................    (6,267,157)   (3,315,288)
                                                                               -----------   -----------
Cash flows used in financing activities:
 Purchase of fixed assets...................................................      (538,059)     (907,115)
 Purchase of intangible assets..............................................            --            --
                                                                               -----------   -----------
   Net cash provided by (used in) investing activities......................      (538,059)     (907,115)
Cash flows from financing activities:
 Net proceeds from borrowings...............................................        52,449       299,422
 Principal payments on notes payable........................................       (88,859)   (1,036,619)
 Principal payments on capital leases.......................................       (11,637)           --
 Issuance of common stock...................................................     2,802,134    10,801,343
 Issuance of Preferred Stock, net of offering costs.........................     1,620,170        15,330
                                                                               -----------   -----------
  Net cash provided by financing activities.................................     4,374,257    10,079,476
                                                                               -----------   -----------
Net increase (decrease) in cash and cash equivalents........................    (2,430,959)    5,857,073
Cash and cash equivalents at beginning of period............................     3,166,657       178,340
                                                                               -----------   -----------
Cash and cash equivalents at end of period..................................   $   735,698   $ 6,035,413




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


2.   Inventory

      Inventory consists of the following:

                              SEPTEMBER 30, 1997  DECEMBER 31, 1996
                              ------------------  -----------------
Raw materials and supplies              $ 92,383           $ 88,555
Finished goods - ACS                      53,439             85,286
                                        --------           --------
                                        $145,822           $173,841
                                        ========           ========

3.   Costs and Expenses

     Operating expenses for the three months ended September 30, 1997 increased significantly from the third quarter of 1996. Sales and marketing expenses were significantly lower in 1997 than 1996; higher sales and marketing expenses for 1996 had resulted from the Company's preparation for participation in the 1997 Winter Consumer Electronics Show and development of new marketing materials. Increases in research and development expenses for 1997 resulted from the establishment of a full scale research facility for Telegen Display Laboratories, Inc., one of the Company's subsidiaries and from increased research and development activities at Morning Star Multimedia, inc., another of the Company's subsidiaries. The increase in general and administrative expenses in 1997 is attributable to patent activity, increased legal and accounting costs, and higher facility costs at 101 Saginaw Drive, Redwood City, California.

4.   Shareholder's Equity

     On March 21, 1997, the Company partially completed a private placement with a face value of up to $15 million to support the Company's research and development programs and for general working capital purposes. The private placement agreement provides for 8% Cumulative Series A Preferred Stock, issuable at a 20% discount from face value (the "Series A Private Placement"). The 20% discount was accrued over the period from issuance to the earliest conversion date, using the interest method. The financing was expected to take place in three tranches, each amounting to $5 million in face value. At March 31, 1997, the Company had issued 3,500 shares of Series A Preferred, with a face value of $3,500,000. In July 1997 the Company received the net proceeds of an additional $500,000 face value of Series A Preferred stock for which the Company issued 500 shares of Series A Preferred stock. The remaining funding of the Series A Preferred Placement is not expected to occur. In addition, warrants were issued to the holders to purchase common stock in an aggregate amount of 20% of the value of the Series A Preferred actually funded at a fixed price per share (fair market value at the date of issuance). In addition to an 8% commission, placement agents received warrants to purchase common stock in an aggregate amount of 10% of the face value of the Series A Preferred actually funded at a fixed price per share (fair market value at the date of issuance). The Series A Preferred Stock is convertible at any time at the holder's option and is automatically converted on December 30, 1998. The conversion ratio is based on a formula in the Series A Certificate of Determination. The Company has a call option beginning 120 days following the first tranche to repurchase any outstanding portion of the securities at face value plus accrued dividends as defined in the Series A Preferred Stock Subscription Agreement. The Company has also agreed not to sell any new equity series at a discount except in certain circumstances as defined in the Series A Preferred Stock Subscription Agreement which circumstances have occurred.

     Telegen has also entered into an Amendment Agreement to the Series A Preferred Stock Subscription Agreement dated July 7, 1997 (the "Amendment Agreement") which entitled the Series A Preferred Stock holder to additional discounts of 3%, 6% or 9% off of the Conversion Price, as that term is defined in the Amendment Agreement, based upon the time at which the Series A holder converts the Series A Preferred Stock into Common Stock. The 3% discount off of the Conversion Price was available from July 19, 1997 until August 18, 1997, the 6% discount off of the Conversion Price was available from August 19, 1997 until September 19, 1997, and the 9% discount off of the Conversion Price is available from September 20, 1997 until all of the outstanding Series A Preferred Stock is converted. As of September 30, 1997 $1,700,000 in face value of the new Series A Convertible Preferred Stock had been converted to 636,922 shares of Telegen common stock.


     As of September 30, 1997 the Company had in escrow and reflected as cash on the balance sheet the net of $1,000,000 as proceeds from the private offering on a subscription basis of 500,000 units (each, a "Unit") to accredited investors (the "Unit Investors") with a purchase price per unit of $2.00. Each Unit consists of (i) one share of Common Stock , (ii) a $0.01 Warrant, and (iii) a warrant to purchase one share of the Company's Common Stock at a $4.00 per share exercise price (each, a "$4.00 Warrant", the $0.01 Warrants and the $4.00 Warrants are collectively the "Warrants"). As of October 21, the Unit Offering was fully subscribed. As part of the consideration for placing the Units and for fully subscribing the Unit Offering, the Company issued Capitol Bay Securities, the placement agent for the Offering ("CBS"), 50,000 $0.01 Warrants.

     The Common Stock, $0.01 Warrants and $4.00 Warrants purchased under the Unit Offering and the $0.01 Warrants issued to CBS are subject to lock up provisions which limit the ability of a holder of Common Stock or a holder of Common Stock received upon exercise of the Warrants to resell such Common Stock in a private or open-market transaction. The Units and the CBS Warrants are divided into four (4) equal groups (each, a "Group"), each having a separate lock-up period (the "Lock-Up Period") for the resale of Common Stock and the sale of Common Stock upon exercise of the Warrants. The Lock-Up Period for each Group expires on January 1, 1998, April 1, 1998, July 1, 1998 and October 1, 1998, respectively.

     Under the Unit Offering, the $0.01 Warrants and the $4.00 Warrants have a four-year term from the date of issuance and are exercisable immediately upon issuance. The Company has the right to force the exercise of the $4.00 Warrants after the Company's Common Stock trades for twenty (20) days at $6.00 or more.

     The Units and the $0.01 Warrants issued to CBS are "restricted securities" as that term is defined in Rule 144 and the Registration Statement is used to register the Unit Investors' resale of the Common Stock purchased and the issuance of the Common Stock upon the exercise of the Warrants.

5.   Supplemental Disclosure of Non-Cash Investing and Financing Activities

     During the nine months ended September 30, 1997 and 1996, the Company issued 45,196 and 47,399 shares of common stock, respectively, in lieu of cash as payment for legal fees and employee services of $239,546 in 1997 and as payment for legal fees and employee services of $211,493 and equipment valued at $60,000 in 1996.

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

     The Company is required to adopt SFAS No. 128 for the year ending December 31, 1997. The pro forma EPS amounts using the provisions of SFAS No. 128 for the three months ended September 30, 1997 and 1996 are not materially different from the EPS amount currently presented on the Company's Financial Statements herein.

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

     During the third quarter of 1997, revenues were derived primarily from the operations of Morning Star Multimedia, Inc., a New Jersey corporation and wholly owned subsidiary of Telegen ("MSM"). Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of September 30, 1997, Telegen had an accumulated deficit of $18,404,757. As of September 30, 1997 Telegen had a working capital deficit of $1,172,019. Telegen expects to continue to incur substantial operating losses through 1997. In order to become profitable, Telegen must increase sales of its existing products, develop new products for new and existing markets, manage its operating expenses and expand its distribution capability. There can be no assurance that Telegen will meet and realize these objectives or ever achieve profitability.

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

RESULTS OF OPERATIONS

     Revenues. Revenues for the third quarter of 1997 were $259,926, compared to $199,050 for the third quarter of 1996. 1997 revenues consisted primarily of MSM revenues of $251,813 from software services under contract and product sales. The remaining $8,113 of 1997 revenues consisted of Telegen Communications Corporation, a California Corporation and wholly owned subsidiary of Telegen ("TCC") revenues from product sales. 1996 revenues consisted primarily of MSM revenues of $194,162 from software services under contract.
The remaining $4,888 of 1996 revenues consisted of TCC product sales. Prior to 1996 all revenues were derived from TCC product sales.

     Cost of Goods Sold. Cost of goods sold was $38,666 for the third quarter of 1997 and $3,958 for the third quarter of 1996. Cost of goods sold for the third quarter of 1997 consisted of $32,759 for revenues derived from MSM and $5,907 for revenues derived from TCC. Cost of goods sold for the third quarter of 1996 consisted of $758 for revenues derived from MSM and $3,200 for revenues derived from TCC.

     Research and Development. Research and development expenses were $1,106,839 for the third quarter of 1997 and $722,511 for the third quarter of 1996. Increases in research and development expenses for 1997 resulted from the establishment of a full scale research facility in Telegen Display Laboratories, Inc., a California corporation and 90% owned subsidiary of Telegen ("TDL"), and research and development expenses of MSM. Of the 1997 research and development expenses, $760,997 were attributable to TDL, $277,059 were attributable to MSM and $68,783 were attributable to TCC. Of the 1996 research and development expenses, $569,496 were attributable to TDL, $25,780 were attributable to MSM and $127,235 were attributable to TCC.

     Sales and Marketing. Sales and marketing expenses for the third quarter of 1997 were $67,638 compared with $102,484 for the third quarter of 1996. Of the 1997 sales and marketing expenses, none of the sales and marketing expenses were attributable to TDL, $3,627 was attributable to MSM, and $64,011 was attributable to TCC and Telegen Corporation. In the third quarter of 1996 none of the sales and marketing expenses were attributable to TDL, $10,932 was attributable to MSM and $91,552 was attributable to TCC. The higher sales and marketing expenses for the third quarter of 1996 versus the third quarter of 1997 were attributable to the preparation for the 1997 Winter Consumer Electronics Show and the development of new marketing materials.

     General and Administrative. General and Administrative expenses for the third quarter of 1997 were $1,239,135 as compared with $909,650 for the third quarter of 1996. Of the 1997 general and administrative expenses $57,641 were attributable to TDL, $202,372 were attributable to MSM and $979,122 were attributable to TCC and Telegen Corporation. Of the 1996 general and administrative expenses $95,298 were attributable to TDL, $197,251 were attributable to MSM and $617,101 were attributable to TCC and Telegen Corporation. The increase in general and administrative expenses related to TCC and Telegen Corporation for 1997 as compared to 1996 were related to legal and consulting fees associated with patent activity, relocation of TDL, TCC and Telegen Corporation to a new and larger facility, and increased legal and accounting fees related to SEC compliance.

     Interest Income and Expenses. Net interest expense for the third quarter of 1997 was $3,899 as compared with net interest income of $169,360 for the third quarter of 1996. Of the 1997 interest income and expense TDL contributed $88 of interest income and no interest expense, MSM contributed no interest income and $1,283 of interest expense, and TCC and Telegen Corporation contributed $23 of interest income and $2,727 of interest expense. Of the third quarter of 1996 interest income and expense TDL contributed $48,884 of interest income and no interest expense, MSM contributed no interest income and no interest expense, and TCC and Telegen Corporation contributed $40,192 of interest income and a negative $80,284 of interest expense. Decreases in interest income for 1997 for TDL and TCC/Telegen Corporation were the result of decreased interest bearing deposits on account. The negative interest expense for TCC and Telegen Corporation for the third quarter of 1996 was the result of a one time adjustment, a reduction of interest expense in the amount of $83,798, reflecting a settlement with Bank Sadarat for $100,000 which was significantly less than the combined principal and accrued interest that the company had recorded on its books.

LIQUIDITY AND CAPITAL RESOURCES

     Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. As of September 30, 1997, Telegen had raised $13,445,998 in net capital through the sale of Telegen common stock, $1,620,170 in net capital through the sale of Telegen Series A Convertible Preferred Stock and $4,605,010 in net capital through the sale of TDL common stock. In February 1996, Telegen initiated a private offering of its common stock at $5.00 per share. Through May 1996, when the offering was completed, Telegen had received gross proceeds from this offering of approximately $6,671,950 for the issuance of 1,334,390 shares of common stock and paid approximately $1,023,695 in placement agent fees. A portion of the proceeds from the offering in the amount of $715,000 was used by Telegen to repay in full the one-year promissory notes related to $715,000 in Bridge Financing provided through the issuance of one-year notes and 34,892 shares of Telegen's common stock. Additionally, Telegen completed in March 1997 a private placement of a new Series A Convertible Preferred Stock issuable in three tranches. As of March 31, 1997, the first portion of the first tranche was issued resulting in $2,494,925 net proceeds to Telegen and as of September 30, 1997, the second portion of the first tranche was issued resulting in $359,925 net proceeds to Telegen. As of September 30, 1997 $1,700,000 in face value of the new Series A Convertible Preferred Stock had been converted to 636,922 shares of Telegen common stock.

     As of September 30, 1997 the Company had in escrow and reflected as cash on its balance sheet the net of $1,000,000 as proceeds from the private offering on a subscription basis of 500,000 units (each, a "Unit") to accredited investors (the "Unit Investors") with a purchase price per unit of $2.00. Each Unit consists of (i) one share of Common Stock , (ii) a $0.01 Warrant, and (iii) a warrant to purchase one share of the Company's Common Stock at a $4.00 per share exercise price (each, a "$4.00 Warrant", the $0.01 Warrants and the $4.00 Warrants are collectively the "Warrants"). As of October 21, the Unit Offering was fully subscribed. As part of the consideration for placing the Units and for fully subscribing the Unit Offering, the Company issued Capitol Bay Securities, the placement agent for the Offering ("CBS"), 50,000 $0.01 Warrants.

     The Common Stock, $0.01 Warrants and $4.00 Warrants purchased under the Unit Offering and the $0.01 Warrants issued to CBS are subject to lock up provisions which limit the ability of a holder of Common Stock or a holder of Common Stock received upon exercise of the Warrants to resell such Common Stock in a private or open-market transaction. The Units and the CBS Warrants are divided into four (4) equal groups (each, a "Group"), each having a separate lock-up period (the "Lock-Up Period") for the resale of Common Stock and the sale of Common Stock upon exercise of the Warrants. The Lock-Up Period for each Group expires on January 1, 1998, April 1, 1998, July 1, 1998 and October 1, 1998, respectively.

     Under the Unit Offering, the $0.01 Warrants and the $4.00 Warrants have a four-year term from the date of issuance and are exercisable immediately upon issuance. The Company has the right to force the exercise of the $4.00 Warrants after the Company's Common Stock trades for twenty (20) days at $6.00 or more.

     The Units and the $0.01 Warrants issued to CBS are "restricted securities" as that term is defined in Rule 144 and the Registration Statement is used to register the Unit Investors' resale of the Common Stock purchased and the issuance of the Common Stock upon the exercise of the Warrants.

     Telegen issued 8,906 shares of common stock and 24,159 shares of common stock during the third quarter of 1997 and 1996, respectively, in lieu of cash as payment for certain operating expenses, primarily legal fees and employees services, amounting to $43,157 in 1997 and certain operating expenses, primarily legal fees and employee services, amounting to $110,995 and equipment valued at $60,000 in 1996.

     Telegen's future capital requirements will depend upon many factors, including the timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development efforts, Telegen's operating results and the status of competitive products. Telegen anticipates that its existing capital resources including expected future, sales of common stock and Series B Preferred Stock, if they materialize, and revenues from operations will be adequate to meet Telegen's cash requirements through 1998. Telegen's current commitments for capital expenditures is related to the purchase of equipment which is required to establish a laboratory and a prototype production line for flat panel display subsidiary TDL. TDL will require significant additional capital to move into a manufacturing phase.

     Telegen's actual working capital needs will depend upon numerous factors including the progress of Telegen's research and development activities, the costs of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. It is certain that Telegen's continued operation will depend on its ability to continue to attract additional equity capital.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The forward-looking statements and other information in this report are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including the following:

History of Telegen Operating Losses; Accumulated Deficit and Minimum Revenues

     Telegen's predecessor, now an operating subsidiary, Telegen Communications Corporation ("TCC"), was incorporated in 1990 and first shipped products in 1991. Telegen has been engaged in lengthy development of its products and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from inception through September 30, 1997 was $18,404,757. In order to become profitable, Telegen must increase sales of its existing products, develop, commercialize and sustain volume manufacturing of its flat panel products, develop new products for new and existing markets, manage its operating expenses and expand its distribution capability. There can be no assurance that Telegen will meet and realize these objectives or ever achieve profitability.

Telegen's Future Capital Needs

     Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Telegen believes that to meet it's capital requirements through 1998 it will need to attract additional funding. Additionally, Telegen's actual working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. There can therefore be no assurance that Telegen will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, Telegen's results of operations will be materially adversely affected.

     Telegen believes it requires substantial capital to complete development of a finished prototype of the HGED flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, Telegen's results of operations from the flat panel technology will be materially adversely affected.

Telegen's Exposure to Technological and Market Change; Difficulty in Developing Flat Panel Technology

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

     With regard to its flat panel display technology, there are other more developed and accepted flat panel display technologies already in commercial production which will compete with Telegen's technology. The Company has not finished the development of a completed prototype of the HGED flat panel display technology and there can be no assurance that Telegen will be successful in the development of its flat panel technology or that Telegen will not encounter technical or other serious difficulties in its development, commercialization or volume manufacturing which would be materially adverse to Telegen's results of operations.

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

     Telegen has entered into agreements with each of its executive officers (as well as all other full-time employees) that prohibit disclosure of confidential information to anyone outside of Telegen both during and subsequent to employment and require disclosure and assignment to Telegen of all proprietary rights to any ideas, discoveries or inventions relating to or resulting from the officer's work for Telegen.

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

Flat Panel Competition; Flat Panel Patent(s)

     The market for flat panel displays is dominated by major Japanese companies such as Sharp Electronics, Toshiba and Sony. Telegen expects this competition to continually increase. There can be no assurance that Telegen will be able to compete effectively against its competitors, many of whom may have substantially greater financial resources than Telegen. Flat panel displays manufactured utilizing AMLCD technology have been in production for almost 10 years and have proven market acceptance. New technologies, such as FED and Color Plasma, are in development by a number of potential competitors, some of whom have greater
financial resources than Telegen.   Telegen does not own or lease a
manufacturing facility for, and has not begun the process of, volume manufacturing of flat panel displays. There can be no assurance that Telegen's HGED technology can compete successfully on a cost or display quality basis with these other technologies. Further, there can be no assurance that Telegen's efforts to obtain patent protection for its HGED technology will be successful or, if patent protection is obtained, that Telegen's patent(s) will provide adequate protection.

Telegen's Dependence Upon Limited Number of Manufacturing Sources and Component Suppliers

     Telegen currently relies upon a limited number of manufacturing sources for its telecom production capability. Although Telegen is currently seeking to qualify alternative sources of supply, Telegen has not yet contracted for alternative suppliers to perform such manufacturing activities. In the event of an interruption of production or delivery of supplies, Telegen's ability to deliver its products in a timely fashion would be compromised, which would be materially adverse to Telegen's results of operations. Certain components used in Telegen's telecommunications products, such as microprocessors, are available from only a limited number of sources. Although to date Telegen has generally been able to obtain adequate supplies of these components, Telegen obtains these components on a purchase order basis and does not have long-term contracts with any of these suppliers. In addition, some suppliers require that Telegen either pre-pay the price of components being purchased or establish an irrevocable letter of credit for the amount of the purchase. Telegen anticipates that, as it begins manufacture of other products, it will encounter similar limitations regarding the components for those products. Telegen's inability in the future to obtain sufficient limited-source components for its telecommunications and other products, or to develop alternative sources, could result in delays in product introductions or shipments, which could have a material adverse effect on Telegen's results of operations.

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

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse affect on the Company's financial condition or results of operations.

ITEM 2.   CHANGES IN SECURITIES

     Telegen entered into a subscription agreement to sell to a foreign accredited investor up to $15,000,000 (the "Financing") in stated value of its newly created 8% Series A Convertible Preferred Stock (the "Series A Preferred Stock"), which would yield the Company, after twenty percent (20%) in face value discounts and eight percent (8%) placement agent fees, up to $10,800,000, under a Regulation D private placement pursuant to the Securities Act of 1933, as amended. The placement agent also was to receive warrants to purchase ten percent (10%) of the face value of any Series A Preferred Stock sold under the Financing, exercisable for common stock of Telegen. The securities sold rank senior to any of the Company's common stock. The Series A Preferred Stock pay dividends at a rate of eight percent (8%) per annum, in the form of cash or additional shares of Telegen common stock at the option of a holder of such Series A Preferred Stock.

     The Financing had three tranches, with the closing of the first tranche amended by an Amendment Agreement to the Series A Preferred Subscription Agreement dated July 7, 1997 (the "Amendment Agreement") which provided for funding in parts: (i) $3,500,000 in stated value of the Series A Preferred Stock on March 22, 1997, (ii) $500,000 in stated value which was held in escrow as of June 30, 1997 and (iii) an additional $1,000,000 in stated value upon agreement between the Company and the accredited investor that the stock price and trading volume for the Company's common stock will justify and support such funding. Each subsequent tranche closing was to be for $5,000,000 in stated value.

     The financing required that at the closing of each tranche, Telegen would issue four-year warrants to purchase an aggregate amount of twenty percent (20%) of the purchase price of the preferred stock. The exercise price of the 151,351 warrants issued as part of the first closing of the first tranche were modified pursuant to the Amendment Agreement to such prices at which the Series A Preferred Stock issued under the first tranche were converted to common stock, on a proportionate basis.

     The Amendment Agreement referenced above also entitled the Series A Preferred Stock holder to additional discounts off of the Conversion Price, as that term is defined in the Amendment Agreement, of 3%, 6% or 9% based upon the time at which the Series A Preferred Stock is converted into common stock. The 3% discount off of the Conversion Price was available from July 19, 1997 until August 18, 1997, the 6% discount price off of the Conversion Price is available from August 19, 1997 until September 19, 1997, and the 9% discount off of the Conversion Price is available from September 20, 1997 until all of the outstanding Series A Preferred Stock is converted.

     As of September 30, 1997 the Company had $1,000,000 in escrow as gross proceeds from the private offering on a subscription basis of 500,000 units (each, a "Unit") to accredited investors (the "Unit Investors") with a purchase price per unit of $2.00. Each Unit consists of (i) one share of Common Stock ,
(ii) a $0.01 Warrant, and (iii) a warrant to purchase one share of the Company's Common Stock at a $4.00 per share exercise price (each, a "$4.00 Warrant", the $0.01 Warrants and the $4.00 Warrants are collectively the "Warrants"). As of October 21, the Unit Offering was fully subscribed. As part of the consideration for placing the Units and for fully subscribing the Unit Offering, the Company issued Capitol Bay Securities, the placement agent for the Offering ("CBS"), 50,000 $0.01 Warrants.

     The Common Stock, $0.01 Warrants and $4.00 Warrants purchased under the Unit Offering and the $0.01 Warrants issued to CBS are subject to lock up provisions which limit the ability of a holder of Common Stock or a holder of Common Stock received upon exercise of the Warrants to resell such Common Stock in a private or open-market transaction. The Units and the CBS Warrants are divided into four (4) equal groups (each, a "Group"), each having a separate lock-up period (the "Lock-Up Period") for the resale of Common Stock and the sale of Common Stock upon exercise of the Warrants. The Lock-Up Period for each Group expires on January 1, 1998, April 1, 1998, July 1, 1998 and October 1, 1998, respectively.

     Under the Unit Offering, the $0.01 Warrants and the $4.00 Warrants have a four-year term from the date of issuance and are exercisable immediately upon issuance. The Company has the right to force the exercise of the $4.00 Warrants after the Company's Common Stock trades for twenty (20) days at $6.00 or more.

     The Units and the $0.01 Warrants issued to CBS are "restricted securities" as that term is defined in Rule 144 and the Registration Statement is used to register the Unit Investors' resale of the Common Stock purchased and the issuance of the Common Stock upon the exercise of the Warrants.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an annual meeting of its shareholders on August 6, 1997 to adopt the following proposals:

     Proposal One: To elect directors to serve until the next annual meeting of shareholders or until their successors are elected.

     The results of the vote electing the Company's directors were as follows:

     Nominee                       Common For                   Common Withheld
     -------                       ----------                   ---------------
     Jessica L. Stevens            3,701,124                    156,250
     Bonnie Crystal                3,704,967                    152,407
     Warren M. Dillard             3,716,509                    140,865
     Frederick T. Lezak, Sr.       3,776,142                     81,232
     James R. Iverson              3,775,893                     81,481
     Larry J. Wells                3,775,893                     81,481
     Gilbert F. Decker             3,776,184                     81,190

     Proposal Two: To approve an amendment to the Company's bylaws for the purpose of increasing the size range of the Company's board of directors from its present variable range of four (4) to seven (7) directors to a variable range of five (5) to nine (9) directors and to fix the current size of the board at seven (7).

     The result of the vote to amend the Company's bylaws was as follows:

     Common For                    Common Against               Common Abstain
     ----------                    --------------               --------------
     2,626,944                     27,109                       16,718

     Proposal Three: To ratify the appointment of Coopers & Lybrand L.L.P. as independent accountants for the Company for the fiscal year ending December 31, 1997.

     The results of the vote ratifying the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors was as follows:

     Common For                    Common Against               Common Abstain
     ----------                    --------------               --------------
     3,839,041                     7,044                        11,289

ITEM 5.   OTHER INFORMATION

     On October 23, 1997, TSC, LLC, a Delaware limited liability company entered into an amended and restated stock purchase agreement with Jessica L. Stevens, an affiliate of the Company for the purchase of 550,000 shares of Common Stock in a private transaction. The purchase price for each share of Common Stock under the Purchase Agreement was $1.73 for a total purchase price of $951,500, $250,000 of which is payable in cash and $701,500 of which is payable in the form of a promissory note.

     In a press release dated October 31, 1997, Telegen Corporation, a California corporation (the "Company"), announced a realignment of its management team, the resignation of a director and the appointment of a new director to fill the vacancy. Jessica L. Stevens was terminated from her position as the Company's President and Chief Technology Officer, and Bonnie Crystal was terminated from her position as the Company's Executive Vice President and Secretary. Both Ms. Stevens and Ms. Crystal remain directors of the Company. Warren M. Dillard resigned from his position as the Company's Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and resigned from his position on the Company's Board of Directors.

     The Company's Board appointed former GE Intersil executive Fred Kashkooli as acting Chief Executive Officer and will recruit to fill the other vacant management positions as required. Gregory Bell replaces Warren Dillard as a director of the Company for the remainder of Mr. Dillard's term of service.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT
      NO.                             EXHIBIT TITLE
    -------   ------------------------------------------------------------------
   3.1*       Articles of the Registrant

   3.2*       Bylaws of the Registrant

   4.1**      Subscription Agreement for Series A Preferred Stock

   4.2***     Amendment Agreement to Subscription Agreement for Series A Preferred
              Stock, dated July 7, 1997

  10.8+       Shareholder Agreement by and between Telegen Communications Corporation and Janmil Holdings PTE LTD, dated June 4, 1997.

  11.1++      Statements Re Computation Per Share Earnings

  27.1        Financial Data Schedule

_____________
* Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-QSB, as filed with the Commission on November 12, 1996.

** Incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K, as filed with the Commission on March 25, 1997.

*** Incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K, as filed with the Commission on August 11, 1997.

+ Incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K as filed with the Commission on July 8, 1997.

++   Incorporated in this Form 10-Q in Note 7 to part 1 Item 1 Financial
     Statements.

     (b) Reports of Form 8-K

     The following is a list of Current Reports on Form 8-K filed by the Registrant during the quarter ended September 30, 1997:

     1. 8-K filed on July 8, 1997 to report that Telegen Communications Corporation, the Registrant's wholly owned subsidiary, has entered into a Shareholder Agreement with Janmil Holdings PTE LTD, dated June 4, 1997.

     2. 8-K filed on August 11, 1997 to report that the Registrant entered into an Amendment Agreement to the 8% Series "A" Convertible Preferred Stock Subscription Agreement dated July 7, 1997 by and between the Registrant and Silenus Limited.

     3. 8-K filed on August 19, 1997 to report the realignment of the Registrant's management team.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, California.



                                    TELEGEN CORPORATION


Date:  November 14, 1997                 By: /s/ Fred Kashkooli
                                            -----------------------------------
                                         Fred Kashkooli
                                         Chief Executive Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT    DESCRIPTION
  NO.
-------    ----------------------------------------------------------------
27.1       Financial Data Schedule
