Form 10-K
period 1997-12-31
TELEGEN CORP /CO/
filed 1998-04-15
CIK 906448

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER: 0-14836
                               TELEGEN CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                                   CALIFORNIA
                         (State or other jurisdiction of
                         incorporation or organization)
                                    84-067214
                      (I.R.S. Employer Identification No.)

                                101 SAGINAW DRIVE
                             REDWOOD CITY, CA 94063
               (Address of principal executive offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (650) 261-9400

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $1,933,742.30 as of February 13, 1998, based upon the closing sale price on the Electronic Bulletin Board for that date.

         There were 8,236,216 shares of the Registrant's Common Stock issued and outstanding as of February 13, 1998.

                               Telegen Corporation
                           Annual Report on Form 10-K
                                Table of Contents


PART I

         ITEM 1.  BUSINESS OF TELEGEN........................................  1
         ITEM 2.  DESCRIPTION OF PROPERTY....................................  8
         ITEM 3.  LEGAL PROCEEDINGS..........................................  8

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY...................................  8
         ITEM 6.  SELECTED FINANCIAL DATA.................................... 10
         ITEM 7.  TELEGEN MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 11
         ITEM 8.  FINANCIALS & SUPPLEMENTARY DATA............................ 19
         ITEM 9.  TELEGEN CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 19

PART III   .................................................................. 20

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K ............................................... 20

SIGNATURES

                               TELEGEN CORPORATION

ITEM 1.  BUSINESS OF TELEGEN

         Telegen Corporation ("Telegen" or the "Company") is a high technology company with products in development in the flat panel display market. At present, Telegen is organized into one active subsidiary and one inactive subsidiary. Telegen Display Laboratories, Inc. ("TDL"), a California corporation and a controlled second tier subsidiary of the Company, has developed a low-cost flat panel display technology to compete with other types of flat panel displays. Telegen Communications Corporation ("TCC"), a California corporation and a wholly-owned subsidiary of the Company, formerly developed, manufactured and marketed a line of internet products and intelligent telecommunications which provide additional features to existing telephone equipment used by consumers and small businesses. All of the assets of TCC were sold on April 1, 1998. Morning Start Multimedia Inc., a New Jersey Corporation ("MSM"), was a wholly-owned subsidiary of the Company until it was sold on December 31, 1997. MSM is a creator and supplier of interactive CD-ROM and internet-based edutainment, infotainment and entertainment programs and software. Telegen's corporate offices are located at 101 Saginaw Road, Redwood City, CA 94063, (650) 261-9400.

         Telegen was incorporated in California on August 30, 1996. This corporation was formed to acquire Telegen Communications Corporation, formerly known as Telegen Corporation, and Solar Energy Research Corp., a publicly held shell corporation. In the year ending December 31, 1997, certain significant developments occurred. On October 31, 1997 the Company's Board of Directors terminated its three top executives and appointed Fred Y. Kashkooli as acting Chief Executive Officer. On December 31, 1997 the Company completed its sale of MSM. In return for all the capital stock of MSM, Telegen received $200,000, plus certain future royalties. As a subsequent event, on April 1, 1998, the Company sold substantially all of its assets in TCC. In consideration for such sale, the Company received (i) a total of $500,000, including $350,000 in cash and $150,000 in a promissory note, (ii) certain future royalties, and certain TCC liabilities were assumed by the purchasing entity.


         Telegen Display Laboratories, Inc.

         Flat Panel Display Technology. Telegen has developed a proprietary flat panel technology which represents a major departure from the current product offerings on the market today. The Company believes that such technology has visual characteristics and potentially relative ease of manufacturing and low costs that could enable Telegen to become a significant participant in the display business.

         Telegen expects its proprietary flat panel display technology to compete favorably with existing Active Matrix Liquid Crystal Display ("AMLCD") technology in terms of resolution, brightness, color, viewing angle, durability and cost. Telegen also believes a second generation of its technology, to be developed in the future, could be manufactured in large scale at a significantly lower cost than AMLCD and other flat panel technologies. Primary differences between the Telegen flat panel display and a good quality CRT monitor include its reduced thickness and weight, lower operating cost, higher reliability and potentially brighter presentation. Telegen believes that these features make its display desirable for many products in the industry.

         Telegen believes that its flat panel technology exceeds the performance of active matrix liquid crystal displays, or AMLCDs, which are currently the premium laptop computer display and cost the consumer significantly more than the monochromatic displays and low performing, passive color displays. The Telegen technology has been fabricated in 10.5" diagonal, full color, full gray scale prototypes which run a standard NTSC (television standard) signal from a video tape. Additionally, high brightness test cells have been constructed in the next step of development for a more advanced and potentially lower cost display.

         Telegen believes that its flat panel technology has substantial value. Telegen is in active discussion with several prospective partners to obtain substantial new capital in the form of either equity investment in Telegen, a new joint venture company or project financing, which Telegen will need to develop plant and product specifications, and to build a pilot production facility. TDL's initial research and development facilities are located in Silicon Valley and it plans to license the manufacturing of the display into a broad range of display markets in order to facilitate the quickest possible market acceptance.

         Telegen plans to establish a prototype production line in new facilities in 1998 which could produce a limited number of displays per year, and build a full scale production plant (one million displays per year capacity) in 1999/2000 with the proceeds from future funding. Further, in 1996 Telegen sold a 10% equity interest in TDL to a joint venture investment group based in Singapore for an investment in TDL. Along with the investment, the joint venture has an option to acquire licenses to build four plants, each with the capacity to produce one million flat panel displays per year. If all options are exercised the total license fees for these plants will be $40 million, plus royalties. On January 7, 1998, the Singapore based joint venture investment group (the "Plaintiffs") filed a complaint (the "Complaint") in Superior Court, San Mateo County, against the Company and certain named directors. The Company believes that the Complaint is without merit and intends to vigorously defend such matter. To the extent the Plaintiffs were to succeed in this matter, Telegen's results of operations and financial condition would be materially adversely affected (See Item 3. Legal Proceedings).

         Display Patents and Manufacturing. In December 1995, Telegen filed for its first U.S. patent (of an estimated total of seven) on the basic Telegen technology with broad claims covering displays targeting the entertainment, computer, automotive and military markets. The Company expects this patent to protect its proprietary techniques for building highly cost effective flat panel displays without the use of high-tech semiconductor facilities. A second, similarly based patent was filed in December, 1996 and a third patent was filed in March, 1997. Although it is difficult to precisely project the capital costs for establishing a high volume manufacturing facility, Telegen's initial estimates indicate the display business entry cost utilizing its technology could be significantly lower than other competitive emerging technologies.

         Flat Panel Market. The flat panel display market today generates approximately $17 billion in sales and is predicted by industry sources to grow to greater than $20 billion by the year 2000. Since Telegen anticipates that its display may cost less than an equivalent AMLCD display, Telegen expects to have a significant competitive advantage in a number of the flat panel display markets.

         Telegen's comparisons of its technology costs versus AMLCD costs are drawn from the current known market costs of AMLCD products readily available on the market today, as compared with Telegen's estimates of its costs. Telegen's costs are derived from a careful analysis of (i) the cost of components and materials, most of which come from specific bids from suppliers, (ii) estimates of the cost to purchase manufacturing equipment (some of which already have been bid) to be amortized and charged as a cost of the product, and (iii) the estimate of labor and other overhead costs required for each step of the manufacturing process. The labor estimates are derived from the actual experience Telegen has gained from assembly of prototypes in the past.

         Flat Panel Competition. The market for information displays is highly competitive, and the Company expects this to continue. Telegen believes there is currently no comparable flat panel display with the potential low cost, full color, gray scale and other attributes of its technology available commercially from any other source in volume. The standard flat panel displays currently available are Passive Matrix LCD and AMLCD. These displays are manufactured in high volume by a number of Japanese companies, including Toshiba, Hitachi, NEC and Sharp Electronics. The largest commonly available AMLCD full color screens are 14" diagonal and cost from $15-$17 per square inch to manufacture.


         Several Japanese companies have recently introduced color plasma driven liquid crystal display ("LCD") flat panel displays of 40" diagonal size which are available in the U.S. for about $8,000 retail. Full-color plasma screens which are not in any volume production yet, lack good gray scale and are estimated to cost upwards of $20-$30 per square inch to manufacture.

         Additionally, a number of companies, including Micron Technologies, Inc. and Candescent, Inc., are developing a technology known as Field Emission Display (FED). Displays based upon the FED technology are not expected to be available in volume until the end of the decade and are expected to cost between $12-$15 per square inch.

         The Telegen technology in volume production is expected to sell for under $5.00 per square inch. Telegen believes that pricing at this level, if achieved, will give it a competitive advantage, assuming the cost of competing technologies cannot also be reduced to these levels. No assurances can be given that these manufacturing costs can ever be achieved.

         The market for Telegen's products is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. Telegen's success will be dependent in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and enhanced products on a timely basis. If Telegen is unable to do so,

Telegen's results of operations will be materially adversely affected. With regard to its flat panel display technology, there are other more developed and accepted flat panel display technologies already in commercial production which will compete with Telegen's technology. The Company has finished the development of a completed "proof of concept" of the current generation of its flat panel display technology. The Company believes it can successfully scale its flat panel display technology to 10.5 inch diagonal displays. At present, the Company does not believe that scalability of this generation of its technology beyond such levels is feasible. However, the Company does have preliminary design concepts for a second generation of its technology which might provide additional scalability. There can be no assurance that Telegen will be successful in the development of its flat panel technology or that Telegen will not encounter technical or other serious difficulties in its development, commercialization or volume manufacturing which would be materially adverse to Telegen's results of operations.

         The market for flat panel displays is dominated by major Japanese companies such as Sharp Electronics, Toshiba and Sony. Telegen expects this competition to continually increase. There can be no assurance that Telegen will be able to compete effectively against its competitors, many of whom may have substantially greater financial resources than Telegen. Flat panel displays manufactured utilizing AMLCD technology have been in production for almost 10 years and have proven market acceptance. New technologies, such as FED and Color Plasma, are in development by a number of potential competitors, most, if not all, of whom have greater financial resources than Telegen. Telegen does not own or lease a manufacturing facility for, and has not begun the process of, volume manufacturing of flat panel displays. There can be no assurance that Telegen's unique flat panel technology can compete successfully on a cost or display quality basis with these other technologies. Further, there can be no assurance that Telegen's efforts to obtain patent protection for its unique flat panel technology will be successful or, if patent protection is obtained, that Telegen's patent(s) will provide adequate protection.


         Morning Star Multimedia, Inc.

         MSM develops computer software in the following areas: entertainment CD-ROMs, personal productivity software and movie and recording industry CD-ROMs. MSM also develops Internet web site content for major corporations and provides multimedia development services. MSM has developed interactive CD-ROM multimedia software relating to the "Casper" movie by Steven Spielberg based upon an adventure through Whipstaff Manor. MSM also developed and released in early 1998, an interactive CD/ROM featuring Kristi Yamaguchi. Additionally, scheduled for release in 1998 is similar software relating to the "Swan Princess" movie which will feature games and activities using actual scenes and backgrounds from original hand-painted animation cells. MSM has also developed "Plan and Track" software for Weight Watchers/(R)/ which will simplify and virtually eliminate the need for tedious paper record keeping and nutritional planning by helping the dieter plan and track meals with easily produced computerized text records and charted and graphed records. MSM is developing another software product for Weight Watchers/(R)/ which is similar to the plan and track software, but is based upon the newly revamped Weight Watchers/(R)/ system, with more user-friendly graphical icon driven operations.

         MSM Sale. On December 31, 1997 Telegen sold all of the stock in MSM to its founders for $200,000 in cash plus certain royalties on certain MSM products for a period of two years.

         Telegen Communications Corporation

         Telegen Communication Corporation, formerly known as Telegen Corporation, was organized in May, 1990, for the purpose of designing, developing, manufacturing and marketing a line of telephone accessory products for the consumer and small business markets.

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


         TCC develops, manufactures and markets a line of intelligent telecommunications products, providing enhanced features to existing telephone equipment and services for consumers and small businesses. In 1991, TCC introduced its initial telecommunications product, telephone call restrictor known as "TeleBlocker", to provide consumers and small businesses with the ability to restrict outgoing telephone usage in order to control costs. In 1995
- 1996 TCC developed a line of telephone dialers, known as "Automated Carrier Selector", to give users the ability to automatically reroute outgoing calls to alternative long distance companies. TCC products incorporate a proprietary technology known as "Parallel Technology", which allows one device, plugged anywhere on a telephone line, to control all instruments on the line regardless of location and with no requirement for re-wiring.

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

         TCC was granted a very broad (60 claim) patent covering its proprietary telecom technologies on December 31, 1996. These technologies embody two especially valuable capabilities known as "Remote Programming System" and "Parallel Control."

         TCC telecom products are currently being manufactured in Hong Kong and The People's Republic of China by Crystal Field Ltd., a local small manufacturer who meets TCC's specifications for quality.

         All of the assets of TCC were sold to SynerCom, Inc., a Nevada corporation ("Synercom") organized by a group of investors led by Frederick T. Lezak, Jr., an executive officer and director of the Company, on April 1, 1998 for $500,000, including $350,000 in cash and $150,000 in the form of an eighteen (18) month promissory note, the assumption of certain wage, tax and other liabilities, and certain royalties on certain assets sold for a period of three (3) years.


         Telegen Research and Development

         Telegen's research and development expenses for the years ending December 31, 1997, 1996 and 1995 were approximately $4,400,036, $2,386,331 and
$842,026 respectively. Telegen estimates that its total expenditures for research and development will aggregate at least $4,000,000 for the flat panel display during 1998. Telegen Display Laboratories portion of 1997 and 1996 research and development which totaled about $2,687,840 and $1,416,540, respectively, was equipment and related overhead costs. In 1997 and 1996, Telegen's research and development activities included work toward the development of MSM and TCC products. In 1995 and prior thereto, substantially all of the Company's research and development expenses were attributable to TCC's products. Continued development of the flat panel display technology will continue to represent significant capital expenditures in the Company's near term.

         Telegen's strong emphasis on new product and technology research and development will command management's primary attention through 1998 and much of 1999. It will also comprise the primary use of Telegen's financial resources for these periods. The market for Telegen's products is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. Telegen's success will be dependent in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and enhanced products on a timely basis. If Telegen is unable for technological or other reasons to develop products in a timely manner in response to changes in the industry or if products or product enhancements that Telegen develops do not achieve market acceptance, Telegen's results of operation will be materially adversely affected. Telegen has experienced delays in its development of its flat panel display technology.


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

         Telegen Display Laboratories filed its first very broad and basic US patent on the flat panel display in December 1995, its second in December 1996, its third in March 1997 and plans to file several more key patents on a continuing basis.

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


         Regulatory Matters

         Federal law requires that all products which connect with the public telephone system must comply with Federal Communications Commission ("FCC") Rules Part 68, as amended. Before such products are sold, they must be tested for compliance by an accredited independent testing laboratory and the test results must be submitted to the FCC. The manufacturer then receives an FCC Registration number which must be displayed on each product. To the Company's knowledge, up to the sale of substantially all of TCC's assets, TCC has been compliant with all FCC requirements for its telecommunications products.


         Employees

Telegen currently employs 18 persons on a full-time basis, including two executive officers, 6 senior scientists and a general support staff. Telegen believes that its relationship with its current employees is satisfactory. Telegen's future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and Telegen's continuing ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Competition for such personnel is intense.

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

         Telegen has limited marketing experience and expanding Telegen's markets will require significant expenses, including additions to personnel. There can be no assurance that Telegen will have all the capital resources necessary to expand its sales and marketing operations, or that Telegen's attempts to expand its sales and marketing efforts will be successful.

ITEM 2.  DESCRIPTION OF PROPERTY

         Telegen maintains its corporate offices at 101 Saginaw Drive, Redwood City, California, 94063. Also located at this address are Telegen's subsidiaries Telegen Communications Corporation and Telegen Display Laboratories, Inc.


         The facilities include 38,000 square feet of office space at a net cost of approximately $52,000 per month, including Telegen's respective share of the building's operating expenses. As part of the asset purchase agreement for the sale of all of the assets of TCC by and between Telegen and Synercom dated April 1, 1998, the Company is subleasing 2,500 square feet of its facilities to Synercom, rent free until the earlier of (i) December 31, 1998 or (ii) Telegen's vacating of such facilities. Telegen believes that there is adequate space available in its location for expansion, but there can be no assurance that additional space necessary to support its future requirements can be located on favorable terms or that Telegen will not incur significant expenses if it has to obtain additional facilities.

ITEM 3.  LEGAL PROCEEDINGS

         The  Company  and its  Telegen  Display  Laboratories  Inc.  subsidiary
("TDL") are named defendants in a complaint (the "Complaint") filed January 7, 1998 in Superior Court, San Mateo County, filed by IPC Corporation, Ltd., Transtech Electronics, PTE, LTD., and IPC Transtech Display PTE, LTD (collectively, the "Plaintiffs"). The Complaint alleges that the Company committed material misrepresentations when the Company sold TDL Common Stock to the Plaintiffs for $5,000,000 on May 30, 1996. Additional named defendants include Jessica L. Stevens, Warren M. Dillard, Bonnie Crystal, and William J.P. Weiland, all former officers of the Company. The Plaintiffs seek recision of the original purchase, complete restitution of the $5,000,000, interest, punitive damages, costs and attorneys' fees. Neither the Company nor TDL has been served with the Complaint and no action has been initiated against the Company beyond filing the Complaint. The Company believes that the Complaint is without merit and intends to vigorously defend such matter. To the extent the Plaintiffs were to succeed in this matter, Telegen's results of operations and financial condition would be materially adversely affected.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY

         The Company currently trades its stock on the over-the-counter Electronic Bulletin Board (the "EBB"). The EBB is a real-time electronic quotation service for over-the-counter securities. The EBB is not an automated quotation system and is characterized by low volume of trading. There is no assurance that the EBB can or will provide sufficient liquidity to holders of the Company's Common Stock. The Company was trading on the Nasdaq SmallCap Market until January 22, 1998 and intends to return to it as soon as it meets the listing and maintenance requirements. On February 22, 1998, Nasdaq raised such listing and maintenance requirements. There can be no assurance that trading on the EBB will provide investors with sufficient liquidity for the purchase and sale of the Common Stock or that the Company will be able to meet the higher Nasdaq SmallCap Market ("SmallCap") listing and maintenance requirements that have been in effect since February 22, 1998, in the near future, or if at all, or that if the Company does meet the SmallCap requirements that a broad trading market will develop in the Common Stock.

         The following table sets forth the quarterly high and low closing prices of the Company's Common Stock from October 28, 1996 through December 31, 1997. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                             High         Low
        *Fourth Quarter 1996   . . . . . . . . . . . .       $19.00       $10.50
         First Quarter  1997   . . . . . . . . . . . .       $20.25        $6.00
         Second Quarter 1997   . . . . . . . . . . . .        $8.37        $2.93
         Third Quarter 1997    . . . . . . . . . . . .        $3.50        $2.12
         Fourth Quarter 1997   . . . . . . . . . . . .        $2.56        $0.56

         *Active trading in Telegen Corporation Common Stock began on October 28, 1996 upon the completion of the Company's merger with and into a dormant public shell company, Solar Energy Research Corp., a Colorado corporation.

         As of April 13, 1998, there were approximately 2,981 holders of record of the Company's Common Stock. The Company believes that a significant number of beneficial owners of its Common Stock hold shares in street name. No dividends were paid to Telegen's Common Stock shareholders during the last fiscal year and Telegen does not anticipate paying dividends in the future.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of
Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this report.

                                                                     Years Ended December 31,
                                           ----------------------------------------------------------------------------
                                               1997              1996           1995             1994            1993
                                           ---------------   -----------     ----------      ----------        --------
STATEMENT OF OPERATIONS DATA
Revenues
   Sales                                   $   463,486     $      23,700  $     145,795   $     432,972   $     498,358
   Services                                    574,916           517,356              0               0               0
     Total Revenues                          1,038,402           541,056        145,795         432,972         498,358
Cost of Revenues
   Sales                                       234,292            18,083        170,421         314,239         296,285
   Services                                     93,793            68,612              0               0               0
     Total Cost of Revenues                    328,085            86,695        170,421         314,239         296,285
Gross Profit                                   710,317           454,361        (24,626)        118,733         202,073
Operating Expenses
   Sales and marketing                       1,368,767           439,350         89,275          92,170          29,980
   Research and development                  4,400,036         2,386,331        842,026         830,913          37,955
   General and administrative                5,553,209         3,043,530      1,506,531       1,118,312         294,526
     Total operating expenses               11,322,012         5,869,211      2,437,832       2,041,395         362,461
Income (loss) from operations              (10,611,695)       (5,414,850)    (2,462,458)     (1,922,662)       (160,388)
Other income (loss), net                      (109,098)          194,443            725           9,608           3,154
Interest Expense                                60,195           146,650         81,105          30,658          11,488
Minority Interest                              325,077           252,031              0               0               0
Income (loss) before provision for
   Taxes and extraordinary items           (10,455,911)       (5,115,026)    (2,542,838)     (1,943,712)       (168,722)
Extraordinary gain                             536,179                 0              0               0               0
Provision for income taxes                           0                 0              0               0               0
Net income (loss)                           (9,919,732)       (5,115,026)    (2,542,838)     (1,943,721)       (168,722)
Net income (loss) per share                      (2.01)            (1.16)         (0.88)          (0.70)          (0.07)
Shares used in per share calculation         5,547,015         4,418,099      2,882,961       2,785,957       2,294,627
BALANCE SHEET DATA
Working capital (deficit)                   (2,291,117)        2,702,061     (1,794,634)       (390,017)        827,517

Total assets                                 2,231,614         5,727,322        935,788         566,952       1,398,635
Notes payable and capital lease                500,000            18,549        167,649         178,976         151,090
   Obligations less current portion
Accumulated deficit                        (21,634,728)      (10,441,795)    (5,326,769)     (2,763,931)       (840,219)
Shareholders' equity (deficit)              (1,469,752)        4,091,163     (1,589,540)       (321,485)        381,088


ITEM 7. TELEGEN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT CONTAINS FORWARD LOOKING  STATEMENTS  WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

         Telegen, through its subsidiary TCC, was organized and commenced operations in May 1990. From inception until 1993, Telegen was principally engaged in the development and testing of its telecommunications products. Telegen's first product sales and revenues were realized in 1991. Revenues in 1991 through 1995 were derived primarily from sales of Telegen's telecommunications products. In 1996, revenues were derived primarily from the operations of MSM. In 1997 revenues were derived from the operations of MSM and TCC. Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of December 31, 1997, Telegen had an accumulated deficit of $21,634,728. As of December 31, 1997 Telegen had a working capital deficit of $2,291,117. Telegen expects to continue to incur substantial operating losses through 1998. In order to become profitable, Telegen must successfully develop commercial products, manage its operating expenses, establish manufacturing capabilities, create sales for its products and create a distribution capability.

         Telegen has made significant expenditures for research and development of its products. In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.


         Results of Operations

         Revenues. Revenues for 1997 were $1,038,402 compared to $541,056 for 1996, and $145,795 for 1995. 1997 revenues consisted of $574,916 of MSM revenues from software services under contract and product sales and $463,486 of TCC revenues. TCC revenues in 1997 included a $300,000 final payment under MCI contracts with the remainder from product sales. 1996 revenues consisted primarily of Morning Star Multimedia revenues of $517,356 from software services under contract. The remaining $23,700 of 1996 revenues consisted of TCC product sales. Prior to 1996 all revenues were derived from TCC product sales. 1995 TCC revenues consisted primarily of sales of the ACS 2000.

TCC's Teleblocker product which made up the bulk of revenues for the first half of 1995 was taken off the market in June of 1995 for redesign. The redesigned Teleblocker product was returned to the market in the spring of 1997.

         Cost of Goods Sold. Cost of goods sold and contract services was $328,085 for the year ended December 31, 1997, $86,695 for the year ended
December 31, 1996 and $170,421 for the year ended December 31, 1995. Cost of goods sold for 1997 consisted of $93,793 for revenues derived from MSM and $234,292 for revenues derived from TCC. Cost of goods sold for 1996 consisted of $68,612 for revenues derived from MSM and $18,083 for revenues derived from TCC. Prior to 1996 all cost of goods sold was related to TCC product sales. TCC's cost of goods sold for 1995 included a $22,377 charge to write off obsolete inventory. Excluding this write off, cost of goods sold for 1996 and 1995 were consistent with revenues from the same periods.

         Research and Development. Research and development expenses were $4,400,036 for the year ended December 31, 1997, $2,386,331 for the year ended December 31, 1996, and $842,026 for the year ended December 31, 1995. Increased research and development expenses for 1997 resulted from a full year of operation of the research facility in TDL and expansion of research and development activities for MSM and TCC; of the 1997 research and development, $2,687,840 were attributable to TDL, $1,088,337 were attributable to MSM and $623,859 were attributable to TCC. Increased research and development expenses for 1996 resulted from the establishment of a full scale research facility in TDL and research and development expenses of MSM; of the 1996 research and development expenses, $1,416,540 were attributable to TDL, $279,175 were attributable to MSM and $690,616 were attributable to TCC. Of the 1995 research and development expenses, $15,042 was attributable to MSM and $826,984 was attributable to TCC. Lower expenses for TCC in 1996 were the result of completion of development of the ACS product.

         Sales and marketing. Sales and marketing expenses for the year ended December 31, 1997 were $1,368,767 compared with $439,350 for the year ended December 31, 1996, and $89,275 for the year ended December 31, 1995. Of the 1997 sales and marketing expenses $516,000 was attributable to TDL, $95,949 was attributable to MSM and $756,818 was attributable to TCC/Telegen Corporation. Approximately 51% of the sales and marketing expenses attributable to TDL and TCC/Telegen Corporation were related to participation in the Consumer Electronics Show in Las Vegas in January of 1997. Of the 1996 sales and marketing expenses, $14,711 was attributable to TDL, $149,618 was attributable to MSM, and $275,021 was attributable to TCC and Telegen Corporation. Of the 1995 sales and marketing expenses, $4,808 was attributable to MSM and $275,021 was attributable to TCC. The increase in sales and marketing expenses for 1996 not related to TDL or MSM were related to increases in marketing staff, creation of new marketing materials, public relations costs related to Telegen as a public company, and costs related to the Consumer Electronics show in January 1997.

         General and Administrative. General and Administrative expenses for 1997 were $5,553,209 as compared with $3,043,470 for 1996, and $1,506,531 for
1995. Of the 1997 general and administrative expenses $368,791 were attributable to TDL, $807,723 were attributable to MSM and $4,376,695 were attributable to TCC and Telegen Corporation. Of the 1996 general and administrative expenses $306,901 were attributable to TDL, $265,855 were attributable to MSM and $2,470,714 were attributable to TCC and Telegen Corporation. Of the 1995 general and administrative expenses, $5,062 was attributable to MSM and $1,501,469 was attributable to TCC. Increases in TCC and Telegen Corporation in 1997 were related to legal and consulting fees associated with patent activity, increased staffing and a full year of occupancy at its larger facility, and increased legal and accounting fees related to SEC compliance. The increase in general and administrative expenses not related to TDL or MSM for 1996 as compared to 1995 were related to legal and consulting fees associated with patent activity, legal and accounting fees related to the merger, the amortization of bridge loan expenses and the relocation of Telegen to a new and larger facility. The primary components of general and administrative expenses for 1995 were employee salaries and legal and accounting expenses.

         Interest Income and Expense. Net interest income for 1997 was $60,195 as compared with net interest income of $47,793 for 1996, and net interest expense of $80,380 for 1995. Of the 1997 interest income and expense TDL contributed $18,754 of interest income and no interest expense, MSM contributed no interest income and $6,719 of interest expense, and TCC and Telegen Corporation contributed $10,415 of interest income and $14,645 of interest expense. Of the 1996 interest income and expense TDL contributed $94,112 of interest income and no interest expense, MSM contributed no interest income and $8,864 of interest expense, and TCC and Telegen Corporation contributed $100,331 of interest income and $137,786 of interest expense. Decreases in interest income for 1997 for TDL were the result of decreasing balances in interest bearing accounts. Increases in interest expense for TCC and Telegen Corporation for 1997 resulted from decrease in interest bearing accounts and amortization of the discount related to the conversion feature on the $500,000 Convertible Promissory Notes issued by Telegen in November 1997. Increases in interest income for 1996 as compared with 1995 for TDL, TCC and Telegen Corporation were the result of increased interest bearing deposits on account following private placements of stock. Increases in interest expenses for TCC and Telegen Corporation for 1996 were the direct result of bridge loan expenses; the bridge loans were paid off in May 1996 from the proceeds of a private placement completed in April 1996. This increase in interest expense for 1996 was offset by a negative interest expense for TCC and Telegen Corporation for the third quarter of 1996 as a result of a one-time adjustment, a reduction of interest expense in the amount of $83,798, reflecting a settlement with Bank Sadarat $100,000 which was significantly less than the combined principal and accrued interest that the Company had recorded on its books.

         Liquidity and Capital Resources

         Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. As of December 31, 1997, Telegen had raised $15,559,966 in net capital through the sale of Telegen Common Stock, and $4,605,010 in net capital through the sale of TDL common stock. Telegen completed in March 1997 a private placement of a new Series A Convertible preferred stock which resulted in $2.9 million in net proceeds to Telegen. Prior to the end of 1997 all shares of the new Series A Convertible preferred stock had been converted into the Company's Common Stock.

         In May 1996, Telegen formed Telegen Display Laboratories, Inc. ("TDL"), a subsidiary organized for the development and commercialization of it's unique flat panel display technology. Shortly after TDL's formation, IPC-Transtech Display Pte. Ltd. ("IPC-Transtech"), a Singapore-based joint venture company, acquired a 10% equity interest in TDL for a net investment in TDL of $4,600,000. Along with its investment in TDL, IPC-Transtech acquired an option to purchase licenses to build up to four flat panel display production plants.

         Due to the unavailability of cash resources for operations, Telegen issued 58,799 shares of common stock, 57,330 shares of common stock, 119,252 shares of common stock and common stock equivalents during 1997, 1996 and 1995, respectively, in lieu of cash as payment for certain operating expenses, and primarily legal fees and employee services, amounting to $252,174, $265,954, and $596,200, respectively.


         Telegen's current working capital is very limited. The Company has a limited amount of readily available funds to cover immediate working capital needs such as employee wages, wage taxes, social security taxes, and lease payments. Furthermore, the Company currently has tax debts associated with federal and state wage withholding taxes and social security taxes in the amount of $350,000. Under the Agreement to sell the assets of TCC, the purchasers of TCC assumed $100,000 of such liabilities. To meet such immediate working capital needs, the Company will need to raise immediate funds, whether through the sale of the Company's assets or through attracting immediate financing. There can be no assurance that the Company will be able to obtain such funding on acceptable terms, or if at all to meet its immediate capital demands. If adequate funds are not available as required, Telegen will not be able to continue operations.

         Assuming Telegen can obtain adequate short-term capital, Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although Telegen believes it will obtain significant additional funding through 1998, there can be no assurance that Telegen will be able to obtain such funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all to meet its capital demands through 1998. If adequate funds are not available as required, Telegen's results of operations will be materially adversely affected. Telegen believes it requires substantial capital to complete development of a finished prototype of the flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, Telegen's results of operations from the flat panel technology will be materially adversely affected.

         Telegen does not have a final estimate of cost nor the funds available to build a full scale production plant for the flat panel display and will not be able to build this plant without securing significant additional capital. Telegen plans to secure these funds either (1) from a large joint venture partner who would then be a co-owner of the plant or (2) through a future public or private offering of stock. Even if such funding can be obtained, which cannot be assured, it is currently estimated that a full scale production plant could not be completed and producing significant numbers of flat panel displays before late 1999. However, Telegen is currently contemplating entering into license agreements with large enterprises, such as IPC-Transtech, to manufacture the displays. The manufacturers would also have the attributes of established manufacturing expertise, distribution channels to assure a ready market for the displays and established reputations, enhancing market acceptance. Further, Telegen would benefit from front-end license fees plus ongoing royalties for income. However, Telegen does not currently expect to have any such manufacturing license agreements in place before June 1998, or any significant production of displays thereunder before late 1999.Telegen is currently planning a limited production/prototype line which will have the capacity to manufacture a limited number of marketable displays to produce moderate revenues. The cost of that production line is estimated to be about $5 million.

         Telegen's future capital infusions will depend entirely on its ability to attract new investment capital based on the appeal of the inherent attributes of its technology and the belief that that technology can be developed and taken to profitable manufacturing in the foreseeable future. Efforts are currently being made with parties with substantial resources to conclude such capital formation. Such capital formation efforts are intended to infuse $20 million over a period of two (2) years, including $5 million for a prototype plant.


         Telegen's actual working capital needs will depend upon numerous factors including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty.

         Telegen anticipates incurring substantial costs for research and development, sales and marketing activities in 1998. Management believes that development of commercial products, an active marketing program and a significant field sales force are essential for Telegen's long-term success. Telegen estimates that its total expenditures for research and development and related equipment and overhead costs will aggregate over $4,000,000 during 1998. Telegen estimates that its total expenditures for sales and marketing will aggregate over $1,000,000 during 1998. Almost none of such funds outlined above are presently available to Telegen.


                                  RISK FACTORS

         In addition to the other information in this Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business:

Telegen's Capital Needs

         Telegen's current working capital is very limited. The Company has a limited amount of readily available funds to cover immediate working capital needs such as employee wages, wage taxes, social security taxes, and lease payments. There can be no assurance that the Company will be able to obtain such funding on acceptable terms, or if at all to meet its immediate capital demands. If adequate funds are not available as required, Telegen will not be able to continue operations. Assuming Telegen can obtain adequate short-term capital, Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although Telegen believes it will obtain significant additional funding through 1998, there can be no assurance that Telegen will be able to obtain such funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all to meet its capital demands through 1998. If adequate funds are not available as required, Telegen's results of operations will be materially adversely affected. Telegen believes it requires substantial capital to complete development of a finished prototype of its flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, Telegen's results of operations from the flat panel technology will be materially adversely affected.


History of Telegen Operating Losses; Accumulated Deficit and Minimum Revenues

         Telegen's predecessor, now an operating subsidiary, Telegen Communications Corporation ("TCC"), was incorporated in 1990 and first shipped products in 1991. Telegen has been engaged in lengthy development of its products and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from inception through December 31, 1997 was $21,634,728. In order to become profitable, Telegen must increase sales of its existing products, develop, commercialize and sustain volume manufacturing of its flat panel products, develop new products for new and existing markets, manage its operating expenses and expand its distribution capability. There can be no assurance that Telegen will meet and realize these objectives or ever achieve profitability.


Litigation

         The  Company  and its  Telegen  Display  Laboratories  Inc.  subsidiary
("TDL") are named defendants in a complaint (the "Complaint") filed January 7, 1998 in Superior Court, San Mateo County, filed by IPC Corporation, Ltd., Transtech Electronics, PTE, LTD., and IPC Transtech Display PTE, LTD (collectively, the "Plaintiffs"). The Complaint alleges that the Company committed material misrepresentations when the Company sold TDL Common Stock to the Plaintiffs for $5,000,000 on May 30, 1996. Additional named defendants include Jessica L. Stevens, Warren M. Dillard, Bonnie Crystal, and William J.P. Weiland, all former officers of the Company. The Plaintiffs seek recision of the original purchase, complete restitution of the $5,000,000, interest, punitive damages, costs and attorneys' fees. Neither the Company nor TDL has been served with the Complaint and no action has been initiated against the Company beyond filing the Complaint. The Company believes that the Complaint is without merit and intends to vigorously defend such matter.

         To the extent the Plaintiffs were to succeed in this matter, Telegen's results of operations and financial condition would be materially adversely affected.


Telegen's Exposure to Technological and Market Change; Difficulty in Developing Flat Panel Technology

         The market for Telegen's products is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. Telegen's success will be dependent in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and enhanced products on a timely basis. If Telegen is unable to do so, Telegen's results of operations will be materially adversely affected. With regard to its flat panel display technology, there are other more developed and accepted flat panel display technologies already in commercial production which will compete with Telegen's technology. The Company has not finished the development of a completed prototype of the HGED flat panel display technology. The Company believes it can successfully scale its HGED flat panel display technology to 10.5 inch diagonal displays. At present, the Company does not believe that scalability of this generation of its technology beyond such levels is feasible. However, it does have preliminary design concepts which would take it to a larger scale. There can be no assurance that Telegen will be successful in the development of its flat panel technology or that Telegen will not encounter technical or other serious difficulties in its development, commercialization or volume manufacturing which would be materially adverse to Telegen's results of operations.


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


Flat Panel Competition; Flat Panel Patent(s)

         The market for flat panel displays is dominated by major Japanese companies such as Sharp Electronics, Toshiba and Sony. Telegen expects this competition to continually increase. There can be no assurance that Telegen will be able to compete effectively against its competitors, many of whom may have substantially greater financial resources than Telegen. Flat panel displays manufactured utilizing AMLCD technology have been in production for almost 10 years and have proven market acceptance. New technologies, such as FED and Color Plasma, are in development by a number of potential competitors, some of whom have greater financial resources than Telegen. Telegen does not own or lease a manufacturing facility for, and has not begun the process of, volume manufacturing of flat panel displays. There can be no assurance that Telegen's flat panel technology can compete successfully on a cost or display quality basis with these other technologies. Further, there can be no assurance that Telegen's efforts to obtain patent protection for its flat panel technology will be successful or, if patent protection is obtained, that Telegen's patent(s) will provide adequate protection.

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

Listing of the Company's Stock on the OTC Bulletin Board


         The Company currently trades its stock on the Over-the-Counter Electronic Bulletin Board (the "EBB"). The EBB is a real-time electronic quotation service for over-the-counter securities. The EBB is not an automated quotation system and is characterized by low volume of trading. There is no assurance that the EBB can or will provide sufficient liquidity to holders of the Company's Common Stock. The Company was trading on the Nasdaq SmallCap Market until January 22, 1998 and intends to return to it as soon as it meets the listing and maintenance requirements. On February 22, 1998, Nasdaq raised such listing and maintenance requirements. There can be no assurance that trading on the EBB will provide investors with sufficient liquidity for the purchase and sale of the Common Stock or that the Company will be able to meet the higher Nasdaq SmallCap Market ("SmallCap") listing and maintenance requirements that have been in effect since February 22, 1998, in the near future, or if at all, or that if the Company does meet the SmallCap requirements that a broad trading market will develop in the Common Stock.


ITEM 8.  FINANCIALS & SUPPLEMENTARY DATA

         The information required by this Item is set forth in the Company's Financial Statements and Notes thereto beginning at page F-1 of this report.


ITEM 9. TELEGEN CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Cordovano & Company, P.C., was the Company's independent accountant when the Company was a dormant public shell. Upon the merger of the Company with the existing operating company on October 28, 1996 (the "Merger"), Cordovano & Company P.C. was replaced as Telegen's principal accountant. Coopers & Lybrand L.L.P. , has been engaged as the independent accountant for Telegen as a result of the Merger, and is rendering its opinion of Telegen with respect to the financial statements of Telegen Communications Corporation for the years ended December 31, 1997 and 1996. Coopers & Lybrand, L.L.P. has audited the financial statements of Telegen Communications Corporation, the operating company that is the predecessor to the Registrant, for the past seven fiscal years of operation. The decision to change accountants was approved by the Board of Directors of Telegen on November 11, 1996 to become effective upon the filing by Telegen of its 10-QSB for the period ending September 30, 1996.

         During 1996 Cordovano & Company, P.C.'s report on the financial statements of Telegen for that year did not contain an adverse opinion, disclaimer of opinion, or was qualified as to uncertainty, audit scope, or accounting principles. During the three most recent fiscal years prior to such dismissal and any subsequent interim period preceding such dismissal there were no disagreements between Telegen's predecessor dormant public shell and Cordovano & Company, P.C. regarding any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure.


                                    PART III

         Items 10, 11, 12, 13 to be included by amendment to this Form 10-K by April 30, 1998.


                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)      Financial Statements.

         (1)      Report of Independent Accountants;

         (2)      Consolidated Balance Sheets of December 31, 1997 and 1996;

         (3) Consolidated Statement of Operations for the years ended December 31, 1997, 1996, and 1995;

         (4) Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1997, 1996, and 1995;

         (5) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995;

         (6)      Notes to Consolidated Financial Statements.

         (7)      Unaudited Pro Forma Balance Sheet as of December 31, 1997

         (8) Unaudited Pro Forma Consolidated Statement of Operations for the year ended December 31, 1997

         (9)      Notes to Unaudited Pro Forma Consolidated Financial Statements


(b)      Reports on Form 8-K.

         To date from the beginning of the fourth quarter of fiscal year 1997, the Company has filed four (4) Current Reports on Form 8-K as follows:

                  (1) Current Report on Form 8-K filed with the Commission on October 15, 1997 to report the Company's $500,000 Common Stock and Warrant financing;

                  (2) Current Report on Form 8-K filed with the Commission on January 15, 1998 to report the Company's sale of its wholly-owned subsidiary Morning Star Multimedia, Inc., a New Jersey corporation;

                  (3) Current Report on Form 8-K filed with the Commission on March 24, 1998 to report potential materially adverse legal proceedings;

                  (4) Current Report on Form 8-K filed with the Commission on April 7, 1998 to report the Company's sale of substantially all of the assets of its wholly-owned subsidiary Telegen Communications Corporation, a California corporation and the receipt by the Company of certain funding commitments; contained in this Annual Report on Form 10-K are the pro forma financial statements and the asset purchase agreement, respectively, which the Company was required to file in connection with this Form 8-K.

(c)      Exhibits.

     2.1* Stock Purchase Agreement Among Morning Star Acquisition, Inc., Morning Star Multimedia, Inc., and Telegen Corporation dated December 31, 1997

     2.2          Asset Purchase of TCC Agreement by and between Synercom,  Inc.
                  and Telegen Corporation dated April 1, 1997

                  Certain exhibits and schedules to Exhibit 2.2 are listed on page 23 thereto and the Registrant agrees to furnish them supplementally to the Securities and Exchange Commission upon request.

     3.1** Articles of Incorporation of Telegen Corporation dated August 30, 1996 [formerly known as Solar Energy Research Corp. of California]

     3.2** Certificate of Amendment to the Articles of Incorporation of Telegen Corporation dated October 28, 1996 [formerly known as Solar Energy Research Corp. of California]

     3.3+ Certificate of Determination with respect to the Company's outstanding Series A Preferred Stock filed with the California Secretary of State on March 20, 1997

     3.4**        Bylaws of Telegen Corporation

     3.5          Certificate of Amendment of Bylaws effective August 6, 1997

     4.1 Form of Convertible Promissory Note issued by the Company in November 1997

     10.1** Service Agreement between MCI Telecommunications Corporation and Telegen Communications Corporation

     10.2** Agreement among Telegen Communications Corporation, Telegen Display Laboratories, Inc., Transtech Electronics Pte, Ltd., and IPC Corporation, Ltd., dated May 30, 1996

     10.3** Manufacturing License Agreement among Telegen Communications Corporation, Telegen Display Laboratories, Inc., Transtech Electronics Pte, Ltd., and IPC Corporation, Ltd., dated May 30, 1996

     10.4** Lease Agreement between Metropolitan Life Insurance Company and Telegen Corporation for premises located in Foster City, California

     10.5** Lease Agreement between Metropolitan Life Insurance Company and Telegen Corporation for premises located in Redwood City, California

     10.6** Warrant Certificate of Telegen Display Laboratories, Inc. by and between Telegen Display Laboratories, Inc., and W. Edward Naugler, Jr., to purchase 500,000 shares of Common Stock of Telegen Display Laboratories, Inc.

     10.7** License and Stock Purchase Agreement by and between Telegen Communications Corporation and Telegen Display Laboratories, Inc. effective as of May 2, 1996

     10.8*** Shareholder Agreement between Janmil Holdings PTE LTD and Telegen Communications Corporation dated June 4, 1997

     10.9+ Subscription Agreement For 8% Convertible Preferred Stock by and between Telegen Corporation and Silenus Limited dated March 24, 1997

     10.10++ Amendment Agreement to 8% Convertible Preferred Stock of Telegen Corporation dated July 22, 1997

     10.11 Form of Subscription Agreement for the Company's Common Stock financing August, 1997

     10.12 Form of Subscription Agreement for the Company's Common Stock and Warrant Financing October, 1997

     10.13 Form of Subscription Agreement for the Company's Convertible Note and Warrant Financing November, 1997


     10.14 Form of $2.25 Warrant issued to certain purchasers in the Common Stock Financing August, 1997

     10.15 Form of $4.00 Warrant to Purchase Common Stock issued by the Company to certain purchasers in the Common Stock and Warrant Financing October, 1997

     10.16 Form of $0.01 Warrant to Purchase Common Stock issued to certain purchasers in the Common Stock and Warrant Financing October, 1997

     10.17 Form of $2.25 Warrant to Purchase Common Stock issued by the Company to certain purchasers in the Convertible Note and Warrant Financing November, 1997

     10.18        Employment Agreement by and between the Company and Jessica L.
                  Stevens dated May 3, 1990

     10.19 Employment Agreement by and between the Company and Bonnie Crystal dated May 4, 1990.

     10.20        Employment  Agreement by and between the Company and Warren M.
                  Dillard dated November 1, 1993.

     10.21        Employment  Agreement  by and  between the Company and Fred Y.
                  Kashkooli dated October 31, 1997

     10.22 Exchange Offer Agreement by and between the Company and certain holders of Common Stock dated March 24, 1998

     11.1         Statement Re Computation of Per Share Earnings

     12.1         Statement Re Computation of Ratios

     21.1         Subsidiaries of the Registrant

     24.1+++      Power of Attorney

     27.1         Financial Data Schedule


* Incorporated by reference herein to the 8-K filed by the Registrant on January 15, 1998
** Incorporated by reference herein to the 10-K filed by the Registrant on March 31, 1997 and amended on April 9 and April 30,1997
*** Incorporated by reference herein to the 8-K filed by the Registrant on July 8, 1997
+ Incorporated by reference herein to the 8-K filed by the Registrant on March 25, 1997
++ Incorporated by reference herein to the 8-K filed by the Registrant on August 11, 1997
+++  Incorporated by reference in the signature page herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TELEGEN CORPORATION

                                             By: /s/ FRED Y. KASHKOOLI
                                                --------------------------------
                                                Fred Y. Kashkooli,
                                                Chief Executive Officer

                                                 Date: April 15, 1998

                                POWER OF ATTORNEY

         Know all persons by these presents, that each person whose signature appears below constitutes and appoints Fred Y. Kashkooli, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature                                  Title                                   Date
----------------------------------------  --------------------------------------  -----------------------------------
       /s/ GILBERT F. DECKER              Chairman of the Board                   April 14, 1998
----------------------------------------
           Gilbert F. Decker

                                          Director
----------------------------------------
               Greg Bell

      /s/   JAMES R. IVERSON              Director                                April 14, 1998
----------------------------------------
            James R. Iverson

    /s/ FREDERICK T. LEZAK, JR.           Director                                April 14, 1998
----------------------------------------
        Frederick T. Lezak, Jr.

        /s/  LARRY J. WELLS               Director                                April 15, 1998
----------------------------------------
             Larry J. Wells

                                          Director
----------------------------------------
           Jessica L. Stevens

                                          Director
----------------------------------------
             Bonnie Crystal

       /s/  FRED Y. KASHKOOLI             Chief Executive, Financial              April 15, 1998
----------------------------------------  and Accounting Officer
            Fred Y. Kashkooli




                      TELEGEN CORPORATION AND SUBSIDIARIES
                      ------------------------------------

               REPORT ON AUDITS CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1997 AND 1996

            AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995









                                      -F1-







                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                             Page
                                                                                                             ----
Report of Independent Accountants............................................................................F3


Consolidated Balance Sheets as of December 31, 1997 and 1996.................................................F4


Consolidated Statements of Operations for the years ended
 December 31, 1997, 1996 and 1995............................................................................F6


Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
 December 31, 1997, 1996 and 1995............................................................................F8


Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995............................................................................F10


Notes to Consolidated Financial Statements...................................................................F12


                                      -F2-

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Shareholders
Telegen Corporation and Subsidiaries
Redwood City, California


We have audited the consolidated balance sheets of Telegen Corporation and Subsidiaries as of December 31, 1997 and 1996, and related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telegen Corporation and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred operating losses, had negative cash flows from operations and has a deficit shareholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /S/ COOPERS & LYBRAND L.L.P.


Sacramento, California
April 14, 1998

                                      -F3-


                                                TELEGEN CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                     December 31, 1997 and 1996

                                                             ----------

                                                                                                       1997                1996
                                   ASSETS
Current assets:
   Cash and cash equivalents                                                                      $    275,891         $  3,166,657
   Accounts receivable:
      Trade, net of allowance for doubtful accounts of $66,000 in 1997
       and $0 in 1996                                                                                     --                 17,784
      Related parties, net of allowance for doubtful accounts of
        $6,753 in 1997 and $0 in 1996                                                                  213,121              109,544
      Other                                                                                             27,813              139,159
   Inventory                                                                                            75,760              173,841
   Prepaid expenses and other current assets                                                            17,664              387,609
                                                                                                  ------------         ------------

      Total current assets                                                                             610,249            3,994,594

Property and equipment, net                                                                          1,546,183            1,664,374
Other assets                                                                                            75,182               68,354
                                                                                                  ------------         ------------

                                                                                                  $  2,231,614         $  5,727,322
                                                                                                  ------------         ------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Convertible note payable                                                                       $     75,000         $     96,117
   Notes payable - shareholder                                                                            --                174,799
   Accounts payable                                                                                  1,571,104              357,366
   Accrued payroll and related taxes                                                                   964,046              554,570
   Accrued expenses                                                                                     99,095              104,694
   Deferred rent                                                                                        46,975                4,987
   Dividend payable                                                                                    145,146                 --
                                                                                                  ------------         ------------

      Total current liabilities                                                                      2,901,366            1,292,533

Capital lease                                                                                             --                 18,549
Convertible notes payable                                                                              500,000                 --
                                                                                                  ------------         ------------

        Total liabilities                                                                            3,401,366            1,311,082
                                                                                                  ------------         ------------

Commitments and contingencies (Notes 13 and 14)

Minority interests                                                                                        --                325,077

                    The  accompanying  notes  are  an  integral  part  of  these financial statements.


                                                                 -F4-

Equity put options on common stock                                                                     300,000                 --
                                                                                                  ------------         ------------
Shareholders' equity (deficit):
    8% cumulative convertible Series A preferred stock, $1,000 liquidation preference, authorized 15,000 shares, 0 shares issued and outstanding at
    1997 and 1996, respectively
                                                                                                  ------------         ------------
   Common stock, no par value; authorized 100 million shares, 8,235,016 and
    5,021,460 shares issued and outstanding at 1997 and 1996, respectively                          16,031,336           10,399,318

     Additional paid-in capital                                                                      4,133,640            4,133,640

     Accumulated deficit                                                                           (21,634,728)         (10,441,795)
                                                                                                  ------------         ------------

      Total shareholders' (deficit) equity                                                          (1,469,752)           4,091,163
                                                                                                  ------------         ------------

                                                                                                  $  2,231,614         $  5,727,322
                                                                                                  ------------         ------------


                    The  accompanying  notes  are  an  integral  part  of  these financial statements.

                                                                -F5-


                                                TELEGEN CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                        for the years ended December 31, 1997, 1996 and 1995

                                                             ----------


                                                                                1997                  1996                 1995
Revenues:
   Sales of products                                                       $    463,486          $     23,700          $    145,795
   Contract services                                                            574,916               517,356                  --
                                                                           ------------          ------------          ------------

                                                                              1,038,402               541,056               145,795
                                                                           ------------          ------------          ------------

Cost of goods sold                                                             (234,292)              (18,083)             (170,421)
Cost of contract services                                                       (93,793)              (68,612)                 --
                                                                           ------------          ------------          ------------

                                                                               (328,085)              (86,695)             (170,421)
                                                                           ------------          ------------          ------------

        Gross profit (loss)                                                     710,317               454,361               (24,626)

Operating expenses:
   Selling and marketing                                                      1,368,767               439,350                89,275
   Research and development                                                   4,400,036             2,386,331               842,026
   General and administrative                                                 5,553,209             3,043,530             1,506,531
                                                                           ------------          ------------          ------------

        Loss from operations                                                (10,611,695)           (5,414,850)           (2,462,458)

Other income (expense):
   Interest income                                                               29,169               194,443                   725
   Interest expense                                                             (89,364)             (146,650)              (81,105)
   Other                                                                       (109,098)                 --                    --
                                                                           ------------          ------------          ------------

        Loss before minority interests and
         extraordinary gain                                                 (10,780,988)           (5,367,057)           (2,542,838)

Minority interests in subsidiary net loss                                       325,077               252,031                  --
                                                                           ------------          ------------          ------------

        Loss before extraordinary gain                                      (10,455,911)           (5,115,026)           (2,542,838)

Extraordinary gain on sale of subsidiary, net of
 tax effect of $0                                                               536,179                  --                    --
                                                                           ------------          ------------          ------------

        Net loss                                                           $ (9,919,732)         $ (5,115,026)         $ (2,542,838)
                                                                           ------------          ------------          ------------

Net loss per common share attributable to common shareholders:

                             The accompanying notes are an integral part of these financial statements.

                                                                -F6-


   Basic:
      Loss before extraordinary gain                                       $      (2.11)         $      (1.16)         $      (0.88)
      Extraordinary gain                                                           0.10                  --                    --
                                                                           ------------          ------------          ------------

        Net loss                                                           $      (2.01)         $      (1.16)         $      (0.88)
                                                                           ------------          ------------          ------------

   Diluted:
      Loss before extraordinary gain                                       $      (2.11)         $      (1.16)         $      (0.88)
      Extraordinary gain                                                           0.10                  --                    --
                                                                           ------------          ------------          ------------

        Net loss                                                           $      (2.01)         $      (1.16)         $      (0.88)
                                                                           ------------          ------------          ------------

Weighted average common shares outstanding                                    5,547,015             4,418,099             2,882,961
                                                                           ------------          ------------          ------------



                             The accompanying notes are an integral part of these financial statements.

                                                                -F7-


                                                TELEGEN CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                        for the years ended December 31, 1997, 1996 and 1995

                                                             ----------

                                                                                 Preferred
                                                                                   Stock                        Common Stock
                                                                        ----------------------------    ------------   ------------
                                                                            Shares          Amount        Shares          Amount
                                                                        ------------    ------------    ------------   ------------
Balance, December 31, 1994                                                    47,500    $    350,704       2,818,552   $  2,111,742

   Preferred stock issued, net of offering  cost of $80,678                   65,250         571,822            --             --
   Common stock issued, net of offering cost of $70,933                         --              --            96,285        445,966
   Issuance of common stock warrants                                            --              --              --          251,995
   Pooling of interests with Morning Star Multimedia                            --              --           133,333          5,000
   Net loss                                                                     --              --              --             --
                                                                        ------------    ------------    ------------   ------------

Balance, December 31, 1995                                                   112,750         922,526       3,048,170      2,814,703

   Conversion of preferred stock into common stock                          (112,750)       (922,526)        185,500        922,526
   Common stock issued, net of offering  costs of 2,467,763                     --              --         1,787,790      6,461,929
   Issuance of common stock warrants                                            --              --              --          200,160
   Additional paid-in capital (Note 1)                                          --              --              --             --
   Net loss                                                                     --              --              --             --
                                                                        ------------    ------------    ------------   ------------

Balance, December 31, 1996                                                      --              --         5,021,460     10,399,318

   Preferred stock issued, net of offering cost of $336,000                    4,000       2,854,925            --             --
   Accretion of preferred stock discount                                        --         1,078,055            --             --
   Preferred stock dividends                                                    --              --              --             --
   Conversion of preferred stock into common stock                            (4,000)     (3,932,980)      1,894,779      3,932,980
   Issuance of common stock:
      September 1997 Private Placement, net of offering costs of $5,422         --              --           220,404        490,487
      October 1997 Private Placement, net of offering costs of $211,148         --              --           500,000        888,352
      To employees for services                                                 --              --            15,001         87,766
      To non-employees for services                                             --              --            43,798        164,407
      Exercise of employee options                                              --              --            22,743        113,715
      Exercise of warrants                                                      --              --           473,815         84,375
      To employees under Stock Purchase Plan                                    --              --            43,016        119,936
   Exercise of put option and accretion to the put price                        --              --              --         (250,000)
   Net loss                                                                     --              --              --             --
                                                                        ------------    ------------    ------------   ------------
Balance, December 31, 1997                                                      --              --         8,235,016     16,031,336
                                                                        ------------    ------------    ------------   ------------



                             The accompanying notes are an integral part of these financial statements.

                                                                -F8-

                                                                            Additional
                                                                             Paid-in        Accumulated
                                                                             Capital          Deficit           Total
                                                                           ------------   ------------    ------------
Balance, December 31, 1994                                                 $       --     $ (2,783,931)   $   (321,485)

   Preferred stock issued, net of offering  cost of $80,678                        --             --           571,822
   Common stock issued, net of offering cost of $70,933                            --             --           445,966
   Issuance of common stock warrants                                               --             --           251,995
   Pooling of interests with Morning Star Multimedia                               --             --             5,000
   Net loss                                                                        --       (2,542,838)     (2,542,838)
                                                                           ------------   ------------    ------------

Balance, December 31, 1995                                                         --       (5,326,769)     (1,589,540)

   Conversion of preferred stock into common stock                                 --             --              --
   Common stock issued, net of offering  costs of 2,467,763                        --             --         6,461,929
   Issuance of common stock warrants                                               --             --           200,160
   Additional paid-in capital (Note 1)                                        4,133,640           --         4,133,640
   Net loss                                                                        --       (5,115,026)     (5,115,026)
                                                                           ------------   ------------    ------------

Balance, December 31, 1996                                                    4,133,640    (10,441,795)      4,091,163

   Preferred stock issued, net of offering cost of $336,000                        --             --         2,854,925
   Accretion of preferred stock discount                                           --       (1,078,055)           --
   Preferred stock dividends                                                       --         (145,146)       (145,146)
   Conversion of preferred stock into common stock                                 --             --              --
   Issuance of common stock:
      September 1997 Private Placement, net of offering costs of $5,422            --             --           490,487
      October 1997 Private Placement, net of offering costs of $211,148            --             --           888,352
      To employees for services                                                    --             --            87,766
      To non-employees for services                                                --             --           164,407
      Exercise of employee options                                                 --             --           113,715
      Exercise of warrants                                                         --             --            84,375
      To employees under Stock Purchase Plan                                       --             --           119,936
   Exercise of put option and accretion to the put price                           --          (50,000)       (300,000)
   Net loss                                                                        --       (9,919,732)     (9,919,732)
                                                                           ------------   ------------    ------------
Balance, December 31, 1997                                                 $  4,133,640   $(21,634,728)   $ (1,469,752)
                                                                           ------------   ------------    ------------



                             The accompanying notes are an integral part of these financial statements.

                                                                -F9-

                                                TELEGEN CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        for the years ended December 31, 1997, 1996 and 1995

                                                             ----------

                                                                                      1997               1996               1995
Cash flows from operating activities:
   Net loss                                                                      $ (9,919,732)      $ (5,115,026)      $ (2,542,838)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Minority interests in subsidiary's net loss                                    (325,077)          (252,031)              --
      Loss on disposal of assets                                                        5,109               --                 --
      Extraordinary gain on sale of subsidiary                                       (536,179)              --                 --
      Depreciation and amortization                                                   437,574            187,444             72,053
      Amortization of deferred financing costs                                         68,000            197,248             22,529
      Accretion of bridge loan discount                                                  --              156,627             17,833
      Allowance for doubtful accounts                                                  72,753               --               14,113
      Provision for inventory write-downs                                                --              217,985             19,381
      Operating expenses paid with issuance of common stock and
       common stock equivalents                                                       252,173            325,045            536,964
      Interest expense added to note payable principal                                   --                 --               20,853
      Changes in operating assets and liabilities:
        Accounts receivable                                                           (47,965)          (255,597)             8,382
        Prepaid expenses                                                              368,212           (386,421)            28,044
        Inventory                                                                      98,081            (14,199)          (251,718)
        Deposits                                                                      (68,975)           (54,857)              --
        Accounts payable                                                            1,397,315           (651,966)           697,783
        Accrued expenses                                                              698,105            145,519            323,275
                                                                                 ------------       ------------       ------------

           Net cash used in operating activities                                   (7,500,606)        (5,500,229)        (1,033,346)
                                                                                 ------------       ------------       ------------

Cash flows used in investing activities:
   Insurance proceeds on fixed assets                                                    --                 --               12,500
   Proceeds on sale of subsidiary                                                     200,000               --                 --
   Purchase of fixed assets                                                          (540,205)        (1,671,271)              --
                                                                                 ------------       ------------       ------------

           Net cash (used in) provided by investing activities                       (340,205)        (1,671,271)            12,500
                                                                                 ------------       ------------       ------------

Cash flows from financing activities:
   Proceeds from borrowings                                                           500,000            275,000            457,640
   Principal payments on notes payable                                               (101,745)          (990,875)           (26,203)
   Issuance of common stock, net of offering costs                                  1,696,865          6,270,694            163,165
   Issuance of preferred stock, net of offering costs                               2,854,925               --              571,822
   Bridge loan offering costs                                                            --                 --              (84,963)
   Issuance of stock by subsidiary, net of offering costs                                --            4,604,998               --
                                                                                 ------------       ------------       ------------



                             The accompanying notes are an integral part of these financial statements.

                                                                -F10-




           Net cash provided by financing activities                                4,950,045         10,159,817          1,081,461
                                                                                 ------------       ------------       ------------

Net (decrease) increase in cash and cash equivalents                               (2,890,766)         2,988,317             60,615

Cash and cash equivalents at beginning of year                                      3,166,657            178,340            117,725
                                                                                 ------------       ------------       ------------

Cash and cash equivalents at end of year                                         $    275,891       $  3,166,657       $    178,340
                                                                                 ------------       ------------       ------------

Supplemental disclosures:
   Cash paid for interest                                                        $     32,290       $    146,240       $         98
                                                                                 ------------       ------------       ------------

   Cash paid for income taxes                                                    $        800       $      1,750       $        800
                                                                                 ------------       ------------       ------------



                             The accompanying notes are an integral part of these financial statements.

                                                                -F11-

                      TELEGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1.      Summary of Significant Accounting Policies:

                               Nature of Business

        Telegen Corporation (Company) is a diversified, high technology company with products, both developed and in development, in the flat panel display, telecommunications, and Internet hardware markets. Currently, the Company is actively developing its flat panel display technology. In November 1996, the Company merged with a SEC registrant (Registrant). Pursuant to the merger agreement, among other things, each share of common and preferred stock of the Company was converted into shares of common stock and preferred stock of the Registrant (after giving effect to a 7.25:1 reverse split of the Registrant's common stock). The surviving company is know as Telegen Corporation and the directors of the Company are the directors of the surviving company.

        During  1996,   the  Company  formed  a  subsidiary,   Telegen   Display
        Laboratories (TDL), for the development and commercialization of High Gain Emissive Display technology.

        As discussed in Note 3, the Company sold its interest in Morning Star MultiMedia, Inc. (Morning Star) on December 31, 1997. The Company had acquired Morning Star during 1996 through a pooling of interests whereby all of the outstanding stock of Morning Star was exchanged for shares of the Company. Morning Star creates and supplies interactive CD-ROM and Internet-based entertainment and infotainment software.

        As disclosed in Note 14, subsequent to December 31, 1997, the Company entered into an agreement to sell substantially all of the tangible and intangible assets of its telecommunications subsidiary to a related party. The buyer also assumed certain liabilities.


                                  Consolidation

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

              The accompanying notes are an integral part of these financial statements.

                                      -F12-

                               TELEGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

        per share of the common stock sold to the third parties was greater than the average carrying amount per share of the Company's investment in TDL. As a result of the Company's increase in its share of TDL's shareholders' equity, an increase in additional paid-in-capital was recorded upon consolidation.


1.      Summary of Significant Accounting Policies, continued:


                                Use of Estimates

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


                            Cash and Cash Equivalents

        Cash equivalents are defined as highly liquid investments which have original maturities of three months or less from the date acquired. At December 31, 1997, the Company's cash deposits included cash in banks of $143,622, of which $100,000 is federally insured.


                                    Inventory

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


                               Revenue Recognition

        The Company performs research and development contracts for other entities. Revenue on long-term software contracts is generally recorded using the percentage-of-completion method for financial reporting purposes. Sales of other products or services are recorded

                                     -F13-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                ---------------

        as products are shipped or services are rendered.

                                      -F14-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                ---------------


1.      Summary of Significant Accounting Policies, continued:


                         Research and Development Costs

        Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.


                                  Income Taxes

        The Company reports income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements.

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


                            Net Loss Per Common Share

        During 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which established new standards for computing and presenting earnings per share for entities with publicly-held common stock. The Company has adopted and retroactively applied the requirements of SFAS No. 128 to all periods presented.


                          Concentration of Credit Risk

        Most of the Company's revenues are derived from sales to a few large companies with significant cash resources. Therefore, the Company considers its credit risk related to these transactions to be minimal.

        The Company invests its excess cash in certificates of deposits and depository accounts of banks with strong credit ratings. These certificates of deposits and the Company's cash deposits typically bear minimal risk and the Company has not experienced any losses on its investments due to institutional failure or bankruptcy.

                                      -F15-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


1.      Summary of Significant Accounting Policies, continued:


                            Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, the Company uses the intrinsic value method to account for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (see Note 8).


                    Recently Issued Accounting Pronouncements

        In 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130
        establishes standards for reporting comprehensive income and is effective in 1998. SFAS No. 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers, and is also effective in 1998. The Company is in the process of evaluating the disclosure requirements of the new standards, the adoption of which will have no impact on the Company's results of operations or financial condition.


                                Reclassifications

        Certain amounts in the Company's consolidated financial statements for the year ended December 31, 1996, have been reclassified to conform with the presentation of the Company's financial statements for the year ended December 31, 1997. These reclassifications have no effect on the Company's equity or net loss for the years ended December 31, 1996 or 1995.

                                      -F16-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.     Basis of Presentation:

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, had negative cash flows from operations and has a deficit shareholders' equity. The Company is currently experiencing severe cash flow problems. The Company has deferred the payment of wages to key management and is delinquent in paying certain amounts in state and federal wage withholding taxes and social security taxes in 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of this uncertainty.

        As discussed in Note 14, the Company entered into an agreement with individuals associated with the Company for the sale of Telegen Communications Corporation, the Company's telecommunications subsidiary ("TCC"), for $500,000 and royalty streams on certain TCC products for up to three years.

        Management has taken steps to reduce administrative overhead which includes significant payroll reduction and subletting space.

        In addition, the Company is currently seeking debt and equity financing to support its product development, manufacturing and marketing efforts.

        There can be no assurance that the Company's efforts described above will be successful. In addition, there can be no assurance that the sale of TCC or the Company's financing efforts will produce the necessary cash flow required to fund the Company's on-going operations.


3.      Business Combinations:

                          Morning Star MultiMedia, Inc.

        On December 31, 1996, Morning Star MultiMedia, Inc. (Morning Star) was merged with and into the Company, and 133,333 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Morning Star. The merger was accounted for as a pooling of interests, and accordingly, the Company's financial statements for all periods prior to the merger have been restated to include the accounts and operations of Morning Star.

                                      -F17-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.      Business Combinations, continued:

        On December 31, 1997, the Company sold all of its stock holdings in Morning Star to a company owned by certain of the Company's stockholders for $200,000 plus royalty streams to be paid to the Company for a period of two years from December 31, 1997, of 5% to 10% of gross sales of certain Morning Star CD-ROM products. As a result, the Company recognized a gain of approximately $536,000 on the sale of its interest in Morning Star, which is recorded as an extraordinary gain.

        Separate results of Telegen and Morning Star for the years ended December 31, are as follows:

                                  1997           1996            1995
                               -----------    -----------    -----------
       Net sales:
          Telegen              $   463,486    $    23,700    $   145,795
          Morning Star             574,916        517,356           --
                               -----------    -----------    -----------

                               $ 1,038,402    $   541,056    $   145,795
                               -----------    -----------    -----------

       Net loss:
          Telegen              $(9,858,233)   $(4,860,258)   $(2,517,926)
          Morning Star             (61,499)      (254,768)       (24,912)
                               -----------    -----------    -----------

                               $(9,919,732)   $(5,115,026)   $(2,542,838)
                               -----------    -----------    -----------


                                      SERC

        In November 1996, Solar Energy Research Corp. (SERC), a SEC registrant, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as a recapitalization of the Company with the Company as the acquirer
        (Reverse Acquisition). The historical financial statements prior to November 1996 are those of the Company. Common stock shares have been restated for all periods presented prior to the transaction to reflect 196,910 shares issued to previous SERC stockholders. Because SERC was a public shell, no goodwill was recorded as a result of the transaction and pro forma information is not required to be presented. The Company's costs of the transaction were approximately $300,000 and were charged to expense.

                                      -F18-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.      Inventory:

        Inventories consist of the following at December 31:

                                                    1997           1996
                                                  --------       --------
       Raw materials and supplies                 $ 75,760       $ 88,555
       Finished goods                                 --           85,286
                                                  --------       --------

                                                  $ 75,760       $173,841
                                                  --------       --------


5.      Property and Equipment:

        Property and equipment are stated at cost and consist of the following at December 31:

                                                1997             1996
                                             -----------     -----------
       Machinery and equipment               $ 1,456,268     $ 1,343,906
       Leasehold improvements                    710,567         573,893
       Office furniture and fixtures              86,173          75,542
                                             -----------     -----------

                                               2,253,008       1,993,341

       Less accumulated depreciation
        and amortization                        (706,825)       (328,967)
                                             -----------     -----------

                                             $ 1,546,183     $ 1,664,374
                                             -----------     -----------

                                      -F19-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.      Notes Payable:

        Notes payable consist of the following at December 31:

                                                         1997             1996

           Notes  payable  convertible  to  common
             stock,  interest at 6% due quarterly,
             principal  payable  at the  Company's
             discretion  but  no  later  than  May
             1999, without collateral                   500,000            --

           Subordinated notes payable  convertible
             to common  stock at lender's  option,
             interest  payable  on  $50,000 at 10%
             and on $25,000 at 18%,  principal and
             accrued   interest   due  on  demand,
             without       collateral.       Notes
             subordinated  to senior  indebtedness
             as defined in the agreement                 75,000          75,000

           Notes payable to shareholders, interest
             at 10%,  principal  and  interest due
             December 1997, without collateral            --            114,553

           Note payable to  shareholder,  interest
             at 10%,  principal  and  interest due
             March 1997, without collateral               --             60,246

           Other                                          --             21,117
                                                       ---------       ---------
                                                        575,000         270,916

           Less current maturities                      (75,000)       (270,916)
                                                       ---------       ---------

                                                        500,000            --
                                                       ---------       ---------


        During 1997, a board member and the Company's placement agent made short-term loans to the Company, totaling $125,000. The notes plus $2,436 of accrued interest were repaid to the lenders during 1997.

                                      -F20-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.      Notes Payable, continued:

                  $75,000 Convertible Subordinated Note Payable

        The principal balance of the $75,000 convertible subordinated note payable is convertible, at the holder's discretion, into common stock of the Company at a rate of $7 per share.


                      $500,000 Convertible Promissory Notes

        The Company initiated a private offering on a subscription basis of up to 20 units (each, a "Note Unit") to accredited investors (the "Note Unit Investors") with a purchase price per Unit of $50,000 (the "Note Unit Offering"). Each Note Unit consists of (i) a convertible promissory note with a face value of $50,000 (each a "Unit Note") and (ii) a warrant to purchase 10,000 shares of common stock, at a $2.25 per share exercise price (each a "$2.25 Warrant"). Upon closing the offering on November 26, 1997, the Company sold ten (10) Note Units. As part of the consideration for placing the Note Units, the Company's placement agent received a warrant to purchase 80,000 shares of Common Stock for every $500,000 of Note Units sold; such warrant has the same terms as the $2.25 Warrants.

        Each Note has an 18-month term from the date of issuance and carries simple interest at 6% per annum payable at the Company's discretion in cash or stock, and is convertible (after 90 days) into common stock at the holder's option at a conversion price of the lesser of (i) $2.75, or
        (ii) seventy-five percent (75%) of the lowest NASDAQ trading price as defined in the applicable agreements depending upon the date of conversion. At maturity, each Note automatically converts to common stock according to the above conversion formula. The discount resulting from the below market conversion feature was amortized to interest expense using the interest method over a period of 90 days. Each $2.25 Warrant has a four-year term from issuance, is immediately exercisable and may be exercised on a net-exercise basis, at the option of the holder.

                                      -F21-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


7.      Preferred Stock:

              Cumulative Preferred Stock (Series A Preferred Stock)

        In March 1997, the Company partially completed a private placement with a face value of up to $15 million to support the Company's research and development programs and for general working capital purposes. The private placement agreement provides for 8% Cumulative Series A Preferred Stock (Series A Preferred Stock) issuable at a 20% discount. The 20% discount of $800,000 was accrued over the period from issuance to the earliest conversion date, using the interest method. The financing was expected to take place in three tranches, each amounting to $5 million in face value. During 1997, the Company had issued 4,000 shares of Series A Preferred Stock, with a face value of $4,000,000. The remaining funding of the Series A Preferred Stock is not expected to occur. In addition, approximately 204,000 warrants were issued to the holders to purchase common stock in an aggregate amount of 20% of the value of the Series A Preferred Stock actually funded at a fixed price per share (fair value at the date of issuance). In addition to an 8% commission, placement agents received 133,440 warrants to purchase common stock in an aggregate amount of 10% of the face value of the Series A Preferred Stock actually funded at a fixed price per share (fair value at the date of issuance). The Company has also agreed not to sell any new equity series at a discount except in certain circumstances as defined in the agreement.

        The Company also entered into an Amendment Agreement to the Series A Preferred Stock Subscription Agreement dated July 7, 1997 (the "Amendment Agreement") which entitles the Series A Preferred Stock holder to additional discounts of 3%, 6%, or 9% off of the Conversion Price, as that term is defined in the Amendment Agreement, based on the dates on which the preferred stock holder converts the New Series A Preferred Stock into common stock. The additional discounts of approximately $269,000 were accrued using the applicable discount rate. As of December 31, 1997, the Series A Preferred Stock was fully converted to the Company's common stock.

                                      -F22-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8.     Common Stock:

                       Common Stock Issuances During 1997

        In August 1997, the Company initiated a private offering on a subscription basis of 222,222 shares of its common stock, no par value (the "Common Stock") to accredited investors (the "Common Investors"), at a per-share price of $2.25 (the "Common Offering"), which approximated fair market value during the period of the offering. As of September 30, 1997, the Company closed the Common Offering and had sold 220,404 shares of Common Stock pursuant thereto. The Company guaranteed a third party's put obligation related to 111,111 shares sold under this private offering at $2.70 per share. At December 31, 1997, the Company recognized a $250,000 obligation related to the equity put option on common stock and an additional $50,000 accretion to the put price.

        In connection with the Common Offering, the Company also delivered to certain of the Common Investors an aggregate of 50,000 warrants to purchase one share of Common Stock at a $0.01 per share ("0.01 Warrants"). The $0.01 Warrants have a four-year term from the date of issuance and are exercisable immediately upon issuance. The Company has the right to force the exercise of the $0.01 Warrants at any time after their issuance.

        In October 1997, the Company initiated a private offering on a subscription basis of up to 500,000 units (each, a "Unit") to accredited investors (the "Unit Investors"), with a purchase price per Unit of $2.00 (the "Unit Offering"), which approximated fair market value of the Company's common stock during the period of the offering. Each Unit consisted of (i) one share of Common Stock, (ii) a $0.01 Warrant, and
        (iii) a warrant to purchase one share of the Company's Common Stock at a $4.00 per share exercise price (each, a "$4.00 Warrant," the $0.01 Warrants and the $4.00 Warrants are collectively the "Warrants"). As of October 21, 1997 the Unit Offering was fully subscribed. As part of the consideration for placing the Units and for fully subscribing the Unit Offering, the Company issued the placement agent for the offering 50,000 $0.01 Warrants and accordingly $99,500 was recorded as additional offering costs.

        Units purchased under the Unit Offering and the $0.01 Warrants issued to the placement agent are subject to lock up provisions which limit the ability of a holder of common stock to sell common stock received upon exercise of the Warrants. The purchased Units are divided into four (4) equal groups (each, a "Group"), each having a separate lock-up period (the "Lock-Up Period") for the resale of Common Stock purchased and the sale of Common Stock upon exercise of the Warrants. The Lock-Up Period for each Group expires on January 1, 1998, April 1, 1998, July 1, 1998 and October 1, 1998, respectively.

                                      -F23-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8.     Common Stock, continued:

        The $4.00 Warrants have a four-year term from the date of issuance and are exercisable immediately upon issuance. The Company has the right to force the exercise of the $4.00 Warrants after the Company's common stock trades for twenty (20) trading days at $6.00 or more.

        In March 1998, as described in Note 14, the Company made available to the Common Investors and the Unit Investors (Investors) an exchange offer whereby, for the common stock purchases described above, the Company offered convertible subordinated promissory notes to the Investors in exchange for their common stock.


                       Common Stock Issuances During 1996

        In February 1996, the Company initiated a private offering of its common stock at $5.00 per share. Through May 1996, when the offering was completed, the Company received gross proceeds of approximately $6,671,950 for the issuance of 1,334,390 shares of common stock, paid approximately $1,024,000 in placement agent fees, and issued to the placement agent warrants to purchase 133,440 common shares at an exercise price of $3.50 per share. Offering costs of $200,160 were recorded to reflect the difference between the fair value of the common stock and the warrants exercise price. In addition, 206,882 shares were issued as additional commission and, accordingly, $1,034,410 was recorded as additional offering costs.


                             1996 Stock Option Plan

        In November 1996, the Company authorized a stock option plan under which options to purchase shares of common stock may be granted to eligible employees, officers and directors in the form of incentive stock options (ISO's) and non-qualified stock options. The option exercise price shall be no less than fair market value on the date of grant (110% in the case of ISO's). The term of each option shall be stated in the option agreement. The maximum shares that may be optioned under the plan is 500,000 shares. This plan replaced the October 29, 1993 employee stock option plan.

        In February 1998, the 1996 Stock Option Plan was amended to include a provision regarding acceleration of vesting in connection with change in control events. As well, the Company offered to all employees the opportunity to exchange their outstanding options to purchase the Company's common stock for the same number of new options with an exercise price equal to the five day average of the closing trading price before the effective date of the exchange. The new options will be subject to a restarted three-year vesting schedule with a three-month cliff.

                                      -F24-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8.      Common Stock, continued:

                             1993 Stock Option Plan

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

        In addition, on October 29, 1993, the Company's Board of Directors authorized granting to full time employees who successfully complete a probationary period a number of shares of common stock or an option to purchase a number of shares of common stock whose total market value on the date of grant is equal to five percent of the employee's annual salary. In 1996 and 1995, respectively, 4,163 shares and 1,582 shares were issued to employees and $20,815 and $7,910 was recorded as an expense. Options granted under this plan are included in the table below.

        In February 1998, the Company granted an officer of the Company an ISO to purchase 280,000 shares of the Company's common stock under the 1996 Stock Option Plan and an option to purchase 440,000 shares of the Company's common stock at fair market value of the Company's common stock outside of the 1996 Stock Option Plan in satisfaction of his employment contract with the Company.


                        Board of Director's Compensation

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


                                      -F25-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.      Common Stock, continued:

        In February 1996, the Board granted certain officers of the company options to purchase shares of the Company's common stock at a price of $5.00 per share for a period of five years. Options to purchase 200,000 shares were granted, of which 100,000 vested immediately and the remaining options vested in 50,000 share increments over the remainder of 1996.


                          Employee Stock Purchase Plan

        In October 1996, the shareholders approved an Employee Stock Purchase Plan (ESPP). The ESPP allows eligible employees the right to purchase common stock on a semi-annual basis at the lower of 85% of the market price at the beginning or end of each six-month offering period. As of December 31, 1996, there were 200,000 shares of common stock available for sale for the ESPP and there had been no issuances to date. The offering periods commence on November 1 and May 1 of each year. A liability has been recorded for ESPP withholdings not yet applied towards the purchase of common stock.

        The  following   summarizes  the  stock  option   transactions  for  the
        three-year period ended December 31, 1997:

                                                                        Weighted
                                                              Number    Average
                                                                of      Exercise
                                                              Shares     Price
                                                              ------     -----
        Outstanding and exercisable at January 1, 1995        356,561    $ 4.97

           Issued                                              98,352    $ 5.00
           Exercised                                             (150)   $ 5.00
           Forfeited                                           (6,501)   $ 5.00
                                                           ----------

        Outstanding and exercisable at December 31, 1995      448,262    $ 4.98

           Issued                                             649,624    $ 5.00
           Exercised                                           (2,673)   $ 3.50
           Forfeited                                          (10,410)   $ 5.00
                                                           ----------

        Outstanding and exercisable at December 31, 1996    1,084,803    $ 5.00

           Issued                                             366,923    $ 3.64
           Exercised                                          (22,743)   $ 5.00
           Forfeited                                          (43,476)   $ 2.90
                                                           ----------

        Outstanding at December 31, 1997                    1,385,507    $ 4.71
                                                            ---------    ------

                                      -F26-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


        Exercisable at December 31, 1997                    1,265,702    $ 4.90
                                                            ---------    ------


8.      Common Stock, continued:

                            Stock Based Compensation

        The Company applies the measurement provisions of APB Opinion No. 25 and related interpretations in accounting for the stock option plans.
        Compensation  costs of $16,000,  $21,000 and $8,000, for the years ended
        December 31, 1997, 1996 and 1995, respectively, have been recognized for stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS 123, the Company's net loss and net loss per share would have been:

                                                     1997             1996            1995
        Net loss:
           As reported                          $  (9,919,732)   $  (5,115,026)   $  (2,542,838)
           Pro Forma                            $ (10,426,293)   $  (5,688,651)   $  (2,571,216)

        Basic and diluted net loss per share:
           As reported                          $       (2.01)   $       (1.16)   $       (0.88)
           Pro Forma                            $       (2.10)   $       (1.29)   $       (0.89)

        The fair value of the options issued prior to the Reverse Acquisition is estimated on the date of each grant using the Minimum Value pricing model. For options issued subsequent to the Reverse Acquisition, the fair value of the options is estimated on the date of grant using a modified Black-Scholes option valuation formula. The following are assumptions of the weighted-average information used to value stock option grants in 1997, 1996 and 1995:

                                                                   POST               PRE
                                                                  MERGER             MERGER
                                                  1997              1996              1996               1995
           Dividend yields                         0                 0                 0                 0
           Expected volatility                  102.34%           93.53%              N/A*              N/A*
           Risk-free-interest rates              6.11%             5.44%             5.63%
           Expected time to exercise            5 years           1 year             1 year            1 year

         *  No assumption required for grant dates before the Company's stock was publicly traded

         The weighted-average grant date fair value of options for the year ended December 31, 1997, was $3.55, $.27 and $2.76 for the periods before and after the merger in 1996, respectively, and $.27 for the year ended December 31, 1995.

                                      -F27-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8.      Common Stock, continued:

                                    Warrants

        The Company issued and at December 31, 1997, had outstanding warrants to purchase common stock as follows:

                                         Number of
                                           Common
                                        Shares to be
                                        Issued upon
                                          Warrant                Exercise
             Date of issuance            Conversion               Price                Expiration Date
           ---------------------      -----------------        -------------      ---------------------------
           August 1995                    50,500                 $ 0.01               August 2000
           February 1997                  34,625                   3.50               April 2001
           February 1997                  25,000                   7.00               April 2001
           March 1997                    151,351                   6.94               March 2001
           May 1997                       10,000                   4.38               August 2001
           June 1997                      52,614                   2.85               July 2001
           August 1997                    50,000                   0.01               August 2001
           October 1997                  500,000                   4.00               October 2001
           October 1997                   50,000                   0.01               October 2001
           October 1997                  125,000                   0.01               October 2001
           November 1997                 180,000                   2.25               November 2001
                                      -----------
                                       1,229,090
                                      -----------

        In August 1995, a shareholder and officer of the Company was issued warrants to purchase 50,500 shares of common stock for $.01 per share for a period of five years. The warrants can be exercised at any time. Compensation expense totaling $251,995 was recorded to reflect the difference between the fair value of the common stock and the exercise price.

        In January 1995 an employee was granted an option to purchase 5% of a yet-to-be formed entity. In May 1996, the entity was formed and the employee received warrants to purchase 500,000 shares in the newly formed entity which represented a 5% interest.

        In October 1996, an employee was issued warrants to purchase 25,000 shares of common stock. The warrants were exercised immediately and $125,000 was recorded as compensation expense.

        In September 1997, a warrant that was issued during 1996 to a placement agent to purchase 90,065 shares at $3.50 per share was re-priced to $0.56 per share. The holder

                                      -F28-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


        exercised the warrant in September 1997 resulting in approximately $164,000 in additional offering costs.

                                      -F29-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8.      Common Stock, continued:

                               Earnings Per Share

        A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows:

                                                         1997            1996            1995
        Loss attributable to common shareholders:
           Loss before extraordinary gain            $(10,455,911)   $ (5,115,026)   $ (2,542,838)
           Reconciling items:
              Accretion of preferred stock
               discount                                (1,078,055)           --              --
              Preferred stock dividends                  (145,146)           --              --
                                                     ------------    ------------    ------------

           Loss attributable to common
            shareholders before extraordinary
            gain                                      (11,679,112)     (5,115,026)     (2,542,838)
           Extraordinary gain                             536,179            --              --
                                                     ------------    ------------    ------------

                Loss attributable to common
                 shareholders                        $(11,142,933)   $ (5,115,026)   $ (2,542,838)
                                                     ------------    ------------    ------------

        Weighted average common shares outstanding
          for determination of:
           Basic earnings per share                     5,547,015       4,418,099       2,882,961
                                                     ------------    ------------    ------------

           Diluted earnings per share                   5,547,015       4,418,099       2,882,961
                                                     ------------    ------------    ------------

                                      -F30-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.      Income Taxes:

        The income tax effect of temporary timing differences between financial and income tax reporting that give rise to deferred income tax assets at December 31, 1997, 1996 and 1995, under the provisions of SFAS No. 109 are as follows:

                                               1997            1996           1995
                                            -----------    -----------    -----------
        Federal net operating loss
         carryforward                       $ 4,827,942    $ 2,637,417    $ 1,658,234
        State operating loss carryforward       754,856        310,257        292,630
                                            -----------    -----------    -----------

                                              5,582,798      2,947,674      1,950,864

        Capitalized research and
         experimentation                      2,412,644        749,162           --
        Other                                  (217,730)        96,261           --
                                            -----------    -----------    -----------

                                              7,777,712      3,793,097      1,950,864

        Less valuation allowance             (7,777,712)    (3,793,097)    (1,950,864)
                                            -----------    -----------    -----------

                                                    --             --            --
                                            -----------    -----------    -----------


        Net operating loss (NOL) carryforwards of $22,738,920 expire from 2005 to 2012 for federal income tax reporting purposes and from 1998 to 2002 for state tax reporting purposes. Under current tax law a change in ownership of a certain magnitude may limit NOL carryforwards. A change in ownership occurred in April 1996 resulting in a limitation on the utilization of NOL's to a maximum $1,110,780 per year of NOL's incurred prior to April 1996. Any subsequent ownership changes, as defined in the income tax law, could result in further limitation on the utilization of the NOL's.

        The Company has recorded a valuation allowance equal to the full value of the deferred tax asset to reflect the uncertain nature of the ultimate realization of the deferred tax asset based on past performance.

                                      -F31-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


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


                            Convertible Notes Payable

        The fair value of the Company's $75,000 convertible subordinated note payable is estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The $500,000 convertible promissory notes were negotiated in the near term. The carrying value of these instruments approximates fair value.


11.     Supplemental Disclosure of Non-Cash Investing and Financing Activities:

        During the years ended December 31, 1997, 1996 and 1995, the Company received the following services in exchange for shares of common stock:

                                     1997
                                     ----
                                   Services     Shares   Services     Shares   Services     Shares
                                   Received     Issued   Received     Issued   Received     Issued
                                   --------     ------   --------     ------   --------     ------
        Legal Services             $127,074     25,852   $138,690     27,737   $217,000     43,083
        Employee Services            87,766     15,001     20,815      4,163      7,900      1,582
        Deferred Financing Costs       --         --         --         --       49,500      9,899
        Other Services               37,334     17,946    106,449     25,430     66,000     13,788
        Accounts Payable               --         --         --         --        3,300        400


        During 1996, the Company exchanged accounts payable to shareholders for short-term notes payable in the amount of $174,799. In addition, the Company satisfied $100,000 of the Bridge Loan with 20,000 shares of the Company's common stock at $5 per share.

        During 1996, the Company converted its 112,750 shares of preferred stock to 185,500 shares of common stock.

                                      -F32-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


11. Supplemental Disclosure of Non-Cash Investing and Financing Activities, continued:

        Capital lease obligations incurred during 1997 and 1996 for various machinery and equipment were $0 and $18,549, respectively.

        In 1995, approximately $252,000 in employee services was received in exchange for 50,500 common stock warrants. Also, approximately $106,000 in deferred financing costs and $34,000 in common stock offering costs are included in accounts payable at December 31, 1995.


12.     Commitments:


                                Operating Leases

        The Company leases its facilities under long-term, noncancelable lease agreements which have been accounted for as operating leases. The leases require that the Company pay all property taxes, insurance costs, repairs and common area maintenance expenses associated with its portion of the facilities. The Company's noncancelable lease agreements expire during 2001. The Company's future minimum lease payments under noncancelable leases are as follows:

                            1998                 573,453
                            1999                 593,999
                            2000                 616,700
                            2001                 429,954
                                              ----------

                                               2,214,106
                                              ----------


        Rental expense charged to operations for all operating leases was approximately $640,000, $273,000 and $202,000 for the years ended December 31 1997, 1996 and 1995, respectively.

        In February 1998, the Company entered into an agreement to sublease office space related to the above leases, under which the Company will receive minimum future rent of approximately $94,000 in 1998 and $8,000 in 1999.


                                    Royalties

        The Company has granted an option to a third party to purchase up to four manufacturing licenses for certain technology under development. The options can be exercised based on certain restrictions as defined. Upon exercise, in addition to license fees, the Company will receive royalties based on gross revenues from product sales. As of December 31, 1997, the options have not been exercised.

                                      -F33-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


13.     Contingencies:

        The Company and its Telegen Display Laboratories Inc. subsidiary ("TDL") are named defendants in a complaint (the "Complaint") filed on January 7, 1998 by IPC Corporation, Ltd., Transtech Electronics, PTE, LTD., and IPC Transtech Display PTE, LTD (collectively, the "Plaintiffs"). The Complaint alleges that the Company committed material misrepresentations when the Company sold TDL common stock to the Plaintiffs for $5,000,000 on May 30, 1996. Additional named defendants include certain former officers of the Company. The Plaintiffs seek recision of the original purchase, complete restitution of the $5,000,000, interest, punitive damages, costs and attorneys' fees. Neither the Company nor TDL has been served with the Complaint and no action has been initiated against the Company beyond filing the Complaint. The Company believes that the Complaint is without merit and intends to vigorously defend such matter.

        The Company is also subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcome of these matters will have no material adverse effect on the Company's financial position, results of operations and cash flows.


14.     Subsequent Events:


                               Sale of Subsidiary

        On April 1, 1998, the Company entered into an agreement to sell substantially all of the assets of Telegen Communications Corporation, the Company's telecommunications subsidiary ("TCC"), to an affiliate of the Company for $500,000 and the rights of royalty streams on certain TCC products for up to three years. The buyer assumed certain liabilities totaling approximately $223,000. The Company has received a deposit of $350,000 in cash as part of the sale price. The remaining $150,000 will be paid in a note with six monthly installments of $25,000 plus interest at 6% commencing on September 15, 1998. The gain of $133,000 was calculated without regard to the $150,000 note receivable and royalty rights and will be recorded in the second quarter of 1998.

                                      -F34-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


14.    Subsequent Events, continued:

                           Convertible Promissory Note

        On March 31, 1998, the Company received $500,000 in gross proceeds from the issuance of a one year convertible note in connection with a Note and Warrant Purchase Agreement. The principal balance and accrued interest at a rate of 6% are due March 31, 1999. The principal balance and accrued interest of the note payable are convertible after 60 days from signing the agreements, at the holder's discretion, into common stock of the Company at a rate of $0.38 per share, which is equal to half of the fair market value of each share of common stock on March 31, 1998. In connection with the agreement, the holder was also issued a warrant to purchase 1,315,790 shares of the Company's common stock for $0.38 per share. Such warrant expires in May 1998. The discounts resulting from the below market conversion feature will be amortized to interest expense using the interest method over 60 days, until the earliest conversion date.


                                 Exchange Offer

       On March 19, 1998, the Company made available to the Common Investors and Unit Investors (Investors) an exchange offer (the "Exchange Offer") for the common stock purchases described in Note 8. Under the Exchange Offer, the Investors were offered convertible subordinated promissory notes (the "Notes") for their shares of Common Stock with a face value equal to the number of shares of common stock tendered under the Exchange Offer multiplied by the five-day average of the Company's closing trading prices on the OTC Bulletin Board prior to March 17, 1998 (the "Conversion Price"). The Notes have a one-year term with a six percent (6%) balloon interest payment due at the end of the term of the Note. The Notes are subordinated to all other existing debt of the Company, both as to interest and principal and upon liquidation. The Notes are also convertible to common stock at any time by a holder thereof, such number of shares of common stock to be determined by dividing the amount of face value of the Note tendered by the Conversion Price. The Company may prepay the Notes at any time after giving fifteen (15) days prior written notice to holders thereof.

       Under the Exchange Offer, 109,293 and 800,000 shares (including warrants exercised in 1997) were exchanged for Notes by the Common Investors and Unit Investors, respectively.

                                      -F35-

                      TELEGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


14.     Subsequent Events, continued:

        In October 1997, TSC, LLC, a Delaware limited liability company ("TSC") entered into an amended and restated stock purchase agreement with a stockholder for the purchase of 550,000 shares of the Company's common stock in a private transaction. In addition to the Investors described above, the Company also made the Exchange Offer available to TSC, who converted the 550,000 shares of common stock for the Notes.

        Upon exchange of the 1,459,293 shares for convertible notes, the Company will reduce equity and record convertible debt of approximately $724,500 during the first quarter of 1998.


15.      Quarterly Results of Operations (unaudited):

         The following is a summary of unaudited quarterly results of operations for the year ended December 31, 1997 and 1996:


                                                                   Quarter ended in 1997
                                              ------------------------------------------------------------
                                                March 31,       June 30,      September 30,   December 31,
                                              ------------    ------------    ------------    ------------
   Net sales                                  $    159,817    $    489,470    $    259,926    $    129,189
   Gross profit (loss)                             117,458         454,156         221,260         (82,557)
   Loss before extraordinary gain               (2,643,896)     (3,194,228)     (2,120,126)     (2,497,661)
   Net  loss                                    (2,643,896)     (3,194,228)     (2,120,126)     (1,961,482)

   Loss per common share attributable
    to common shareholders:
    Loss before extraordinary gain                   (0.57)          (0.72)          (0.49)          (0.35)
    Net  loss                                        (0.57)          (0.72)          (0.49)          (0.27)


                                                                    Quarter ended in 1996
                                              ------------------------------------------------------------
                                                 March 31,       June 30,       September 30,   December 31,
                                              ------------    ------------    ------------    ------------
   Net sales                                  $    113,517    $     82,873    $    199,050    $    145,616
   Gross profit                                     98,261          80,755         195,092          80,253
   Net  loss                                      (469,995)     (1,018,950)     (1,304,138)     (2,321,943)
   Net loss per common share attributable
    to common shareholders                           (0.15)          (0.24)          (0.26)          (0.47)


During the quarters ended June 30, 1997 and September 30, 1997, the Company overstated and (understated) the accretion of preferred stock discount by approximately $305,000 and (720,000), respectively. Accordingly, the average common share amounts have been restated. Such restatement had the effect of decreasing the loss per share amounts by $0.05 for the quarter ended June 30, 1997, and increasing the loss per share amounts by $0.15 for the quarter ended September 30, 1997.

As discussed in Note 3, the Company sold all of its stock holdings in Morning Star effective December 31, 1997. As a result, the Company recognized an extraordinary gain of approximately $536,000 during the quarter ended December 31, 1997.



                                      -F36-

                      TELEGEN CORPORATION AND SUBSIDIARIES
                      ------------------------------------

              UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 1997

                    AND FOR THE YEAR ENDED DECEMBER 31, 1997

TELEGEN CORPORATION AND SUBSIDIARIES
PRO FORMA BALANCE SHEET

                                                                                  Unaudited
                                                                      ------------------------------
                                                                        Pro Forma
                                                                       Adjustments
                                                                      -------------
                                                                       Less amounts
                                                       December 31,    attributable
                                                         1997, as       to Telegen     Pro forma
                                                        report on     Communications   December 31,
                                                        Form 10-K      Corporation          1997
                                                        ----------    -------------    ------------
                         ASSETS
Current assets:
 Cash and cash equivalents                              $  275,891    $                $    275,891
 Accounts receivable:
  Trade
  Related parties                                          213,121                          213,121
  Other                                                     27,813                           27,813
 Inventory                                                  75,760          (75,760)             --
 Prepaid expenses and other current assets                  17,664                           17,664
                                                        ----------    -------------    ------------
   Total current assets                                    610,249          (75,760)        534,489

Property and equipment, net                              1,546,183         (128,204)      1,417,979
Other assets                                                75,182                           75,182
                                                        ----------    -------------    ------------
                                                        $2,231,614    $    (203,964)   $  2,027,650
                                                        ==========    =============    ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Convertible notes payable                              $   75,000    $                $     75,000
 Accounts payable                                        1,571,104         (122,726)      1,448,378
 Accrued payroll and related taxes                         964,046         (100,000)        864,046
 Accrued expenses                                           99,095                           99,095
 Deferred rent                                              46,975                           46,975
 Dividend payable                                          145,146                          145,146
                                                        ----------    -------------    ------------
   Total current liabilities                             2,901,366         (222,726)      2,678,640

 Capital lease                                                  --                               --
 Convertible notes payable                                 500,000                          500,000
                                                        ----------    -------------    ------------
     Total liabilities                                   3,401,366         (222,726)      3,178,640
                                                        ----------    -------------    ------------
Equity put options on common stock                         300,000               --         300,000
                                                        ----------    -------------    ------------
Shareholders' equity (deficit):

 Common stock                                           16,031,336                       16,031,336
 Additional paid-in capital                              4,133,640                        4,133,640
 Accumulated deficit                                   (21,615,966)          18,762     (21,615,966)
                                                       -----------    -------------    ------------
   Total shareholders' (deficit) equity                 (1,450,990)          18,762      (1,450,990)
                                                       -----------    -------------    ------------
                                                        $2,231,614    $    (203,964)   $  2,027,650
                                                       ===========    =============    ============


See accompanying notes to these pro forma financial statements



TELEGEN CORPORATION AND SUBSIDIARIES
PRO FORMA STATEMENTS OF OPERATIONS



                                                                                                 Unaudited
                                                                              ----------------------------------------------
                                                                                 Pro Forma Adjustments
                                                                              ------------------------------
                                                              For the year
                                                                 ended                        Less amounts
                                                              December 31,    Less amounts    attributable to
                                                                1997, as     attributable to     Telegen        Pro forma
                                                                report on     Morning Star    Communications   December 31,
                                                                Form 10-K      Multimedia       Corporation        1997
                                                              ------------    ------------    ------------    ------------
         Revenues:
          Sales of products                                   $    463,486    $               $   (463,486)           --
          Contract services                                        574,916        (574,916)           --
                                                              ------------    ------------    ------------    ------------
                                                                 1,038,402        (574,916)       (463,486)           --
                                                              ------------    ------------    ------------    ------------

         Cost of goods sold                                       (234,292)           --           234,292            --
         Cost of contract services                                 (93,793)         93,793            --
                                                              ------------    ------------    ------------    ------------
                                                                  (328,085)         93,793         234,292            --
                                                              ------------    ------------    ------------    ------------

             Gross profit (loss)                                   710,317        (481,123)       (229,194)           --

         Operating expenses:
          Selling and marketing                                  1,368,767         (95,949)       (323,018)        949,800
          Research and development                               4,400,036      (1,088,337)       (623,859)      2,687,840
          General and administrative                             5,553,209        (814,442)     (1,208,081)      3,530,686
                                                              ------------    ------------    ------------    ------------
             Loss from operations                              (10,611,695)     (1,517,605)     (1,925,764)     (7,168,326)

         Other income (expense):
          Interest income                                           29,169            --              --            29,169
          Interest expense                                         (89,364)           --              --           (89,364)
          Other                                                   (109,098)           --              --          (108,098)
                                                              ------------    ------------    ------------    ------------

             Loss before minority interests and
             extraordinary gain                                (10,780,988)     (1,517,605)     (1,925,764)     (7,337,619)

         Minority interests in subsidiary net loss                 325,077            --              --           325,077
                                                              ------------    ------------    ------------    ------------

             Loss before extraordinary gain                    (10,455,911)     (1,517,605)     (1,925,764)     (7,012,542)

         Extraordinary gain on sale of subsidiary                  536,179            --          (133,000)        669,179
                                                              ------------    ------------    ------------    ------------
             Net loss                                         $ (9,919,732)   $ (1,517,605)   $ (2,058,764)   $ (6,343,363)


         Net loss per common share attributable
         to common shareholders:
           Basic:
            Loss before extraordinary gain                    $      (2.11)   $      (0.27)   $      (0.37)   $      (1.14)
            Extraordinary gain                                $       0.10    $       --      $       --      $       --

             Net loss                                         $      (2.01)   $      (0.27)   $      (0.37)   $      (1.14)
                                                              ============    ============    ============    ============

           Diluted:
            Loss before extraordinary gain                    $      (2.11)   $      (0.27)   $      (0.37)   $      (1.14)
            Extraordinary gain                                $       0.10    $       --      $       --      $       --

             Net loss                                         $      (2.01)   $      (0.27)   $      (0.37)   $      (1.14)
                                                              ============    ============    ============    ============

         Weighted average common shares outstanding              5,547,015       5,547,015       5,547,015       5,547,015
                                                              ============    ============    ============    ============

See accompanying notes to these pro forma financial statements

                                      -38-

NOTES TO PRO FORMA FINANCIAL STATEMENTS


1. On December 31, 1997, the Company entered into a Stock Purchase Agreement with Morning Star Acquisition Corporation, Inc. (MAC) to sell all of the outstanding stock of its wholly owned subsidiary, Morning Star Multimedia, Inc.
(MSM) to MAC for $200,000 and for royalty streams to be paid to the Company for a period of two (2) years from December 31, 1997 of Ten Percent (10%) and Five Percent (5%) of certain gross sales of MSM.

In addition, on April 1, 1998, the Company entered into a agreement to sell substantially all of the assets of Telegen Communications Corporation, the Company's telecommunications subsidiary (TCC), to an affiliate of the Company for $500,000 and the rights of royalty streams on certain TCC products for up to three (3) years. The buyer assumed certain liabilities totaling approximately $223,000. The Company has received a deposit of $350,000 in cash as part of the sale price. The remaining $150,000 will be paid in an note with six monthly installments of $25,000 plus interest at 6% commencing on September 15, 1998. The gain of $133,000 was calculated without regard to the $150,000 note receivable and royalty rights and will be recorded in the second quarter of 1998.

In accordance with Rule 11.02 under Regulation S-X certain pro forma Financial information is required to be presented herein. The Pro Forma Balance sheet is as of December 31, 1997, which is the most recent date for which a consolidated balance sheet of the Company was filed. The Pro Forma Statements of Operations have been prepared as of December 31, 1997, the most recent fiscal year.

2. The Pro Forma Statement of Operations for the year ended December 31, 1997 reflect the removal from the Company's reports for such period the portion of sales and expenses attributable to the operation of MSM and TCC previously consolidated in the Company's financial statements, resulting in pro forma statements of operations for such period as if MSM and TCC had not been a subsidiaries thereof for such period.

3. The Pro Forma Balance Sheet as of December 31, 1997, reflects adjustments to the asset, liability, and equity accounts as previously reported by the Company by removing the applicable portions of Telegen Communications Corporation's assets, liabilities, and equity positions.



Exhibit Number                          Description                                       Page
--------------    --------------------------------------------------------------      -------------
     2.1*         Stock Purchase Agreement Among Morning Star Acquisition, Inc.,
                  Morning Star Multimedia,  Inc., and Telegen  Corporation dated
                  December 31, 1997

     2.2          Asset Purchase of TCC Agreement by and between Synercom,  Inc.
                  and Telegen Corporation dated April 1, 1997

                  Certain exhibits and schedules to Exhibit 2.2 are listed on page 23 thereto and the Registrant agrees to furnish them supplementally to the Securities and Exchange Commission upon request.

     3.1**        Articles of Incorporation of Telegen  Corporation dated August
                  30, 1996  [formerly  known as Solar Energy  Research  Corp. of
                  California]

     3.2** Certificate of Amendment to the Articles of Incorporation of Telegen Corporation dated October 28, 1996 [formerly known as
                  Solar Energy Research Corp. of California]

     3.3+ Certificate of Determination with respect to the Company's outstanding Series A Preferred Stock filed with the California
                  Secretary of State on March 20, 1997

     3.4**        Bylaws of Telegen Corporation

     3.5          Certificate of Amendment of Bylaws effective August 6, 1997

     4.1          Form of Convertible  Promissory  Note issued by the Company in
                  November 1997

     10.1** Service Agreement between MCI Telecommunications Corporation and Telegen Communications Corporation

     10.2**       Agreement among Telegen  Communications  Corporation,  Telegen
                  Display Laboratories, Inc., Transtech Electronics Pte, Ltd., and IPC Corporation, Ltd., dated May 30, 1996


Exhibit Number                          Description                                       Page
--------------    --------------------------------------------------------------      -------------
     10.3**       Manufacturing  License Agreement among Telegen  Communications
                  Corporation,  Telegen Display  Laboratories,  Inc.,  Transtech
                  Electronics  Pte, Ltd., and IPC  Corporation,  Ltd., dated May
                  30, 1996

     10.4** Lease Agreement between Metropolitan Life Insurance Company and Telegen Corporation for premises located in Foster City, California

     10.5** Lease Agreement between Metropolitan Life Insurance Company and Telegen Corporation for premises located in Redwood City, California

     10.6** Warrant Certificate of Telegen Display Laboratories, Inc. by and between Telegen Display Laboratories, Inc., and W. Edward
                  Naugler, Jr., to purchase 500,000 shares of Common Stock of Telegen Display Laboratories, Inc.

     10.7**       License and Stock  Purchase  Agreement by and between  Telegen
                  Communications  Corporation and Telegen Display  Laboratories,
                  Inc. effective as of May 2, 1996

     10.8***      Shareholder  Agreement  between  Janmil  Holdings  PTE LTD and
                  Telegen Communications Corporation dated June 4, 1997

     10.9+ Subscription Agreement For 8% Convertible Preferred Stock by and between Telegen Corporation and Silenus Limited dated
                  March 24, 1997

     10.10++      Amendment  Agreement  to 8%  Convertible  Preferred  Stock  of
                  Telegen Corporation dated July 22, 1997

     10.11 Form of Subscription Agreement for the Company's Common Stock financing August, 1997

     10.12 Form of Subscription Agreement for the Company's Common Stock and Warrant Financing October, 1997

     10.13        Form of Subscription  Agreement for the Company's  Convertible
                  Note and Warrant Financing November, 1997


     10.14 Form of $2.25 Warrant issued to certain purchasers in the Common Stock Financing August, 1997

     10.15        Form of $4.00  Warrant to Purchase  Common Stock issued by the
                  Company to certain  purchasers in the Common Stock and Warrant
                  Financing October, 1997

     10.16 Form of $0.01 Warrant to Purchase Common Stock issued to certain purchasers in the Common Stock and Warrant Financing
                  October, 1997


Exhibit Number                          Description                                       Page
--------------    --------------------------------------------------------------      -------------
     10.17        Form of $2.25  Warrant to Purchase  Common Stock issued by the
                  Company  to certain  purchasers  in the  Convertible  Note and
                  Warrant Financing November, 1997

     10.18        Employment Agreement by and between the Company and Jessica L.
                  Stevens dated May 3, 1990

     10.19        Employment  Agreement  by and  between  the Company and Bonnie
                  Crystal dated May 4, 1990.

     10.20        Employment  Agreement by and between the Company and Warren M.
                  Dillard dated November 1, 1993.

     10.21        Employment  Agreement  by and  between the Company and Fred Y.
                  Kashkooli dated October 31, 1997

     10.22 Exchange Offer Agreement by and between the Company and certain holders of Common Stock dated March 24, 1998

     11.1         Statement Re Computation of Per Share Earnings

     12.1         Statement Re Computation of Ratios

     21.1         Subsidiaries of the Registrant

     24.1+++      Power of Attorney

     27.1         Financial Data Schedule


* Incorporated by reference herein to the 8-K filed by the Registrant on January 15, 1998
** Incorporated by reference herein to the 10-K filed by the Registrant on March 31, 1997 and amended on April 9 and April 30,1997
*** Incorporated by reference herein to the 8-K filed by the Registrant on July 8, 1997
+ Incorporated by reference herein to the 8-K filed by the Registrant on March 25, 1997
++ Incorporated by reference herein to the 8-K filed by the Registrant on August 11, 1997
+++  Incorporated by reference in the signature page herein.
