Form 10-K/A
period 1997-12-31
TELEGEN CORP /CO/
filed 1998-04-30
CIK 906448

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal Year Ended December 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the Period From _________ to __________.

                         Commission File Number: 0-14836
                                                 -------

                               TELEGEN CORPORATION
             (Exact name of Registrant as specified in its charter)


          California                                   84-067214
(State or other jurisdiction of          ---------------------------------------
 incorporation or organization)          (I.R.S. employer identification number)

 .

                    101 Saginaw Drive, Redwood City, CA 94063
              (Address of principal executive offices and zip code)

                                 (650) 261-9400
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    -----

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

                                    YES  X  NO
                                        ---    ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 15, 1998, the approximate aggregate market value of voting stock held by nonaffiliates of the Registrant was $5,678,093.25 based upon the closing sale price on the Electronic Bulletin Board for that date.

         As of April 15, 1998, the number of outstanding shares of the Registrant's Common Stock was 8,173,931.

================================================================================

                                Explanatory Note

         This Report on Form 10-K/A No. 1 is being filed to disclose those items previously omitted from Part III of the Report on Form 10-K filed by the Registrant on April 15, 1998, in compliance with instruction G(3) to the Form 10-K which allows for an amendment thereto by April 30, 1998 if a definitive proxy statement is not filed with the Commission by such date.

                                    PART III.


         ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         (a) PROFILES OF DIRECTORS AND EXECUTIVE OFFICERS

         GREGORY BELL has a decade of experience in corporate finance, operations, management issues and systems development. He has held mergers & acquisitions, strategic planning and operating positions at AMF Industries, where he restructured new acquisitions, reorganized international operation, managed the performance of portfolio companies and ran a business unit with operations in twelve countries. Previously he was a consultant to Booz Allen & Hamilton, and worked with a commodities trading company. Mr. Bell was appointed to the Company's Board of Directors in October 1997 and became a member of the Company's Executive Committee in November 1997.

         GILBERT F. DECKER was Assistant Secretary of the Army from April 1994 until May 1997. Prior to his employment with the Department of the Army, he was President of ESL Inc. and, after ESL Inc. was acquired by TRW, he headed the New Ventures Department for TRW. He has also served as President and CEO of Penn Central Federal Systems Company and President and CEO of Accurex Corp. He became a member of Telegen's Board of Directors in May 1997, after leaving his position with the Army. Mr. Decker became Chairman of the Company's Board of Directors in September 1997 and Chairman of the Company's Executive Committee in November 1997.

         JAMES R. (DICK) IVERSON has an extensive background in technology development including management positions with companies such as Teledyne Ryan Electronics, General Dynamics, and Gould, Inc., with responsibility for government and commercial electronics systems. Since January 1995, Mr. Iverson has been an independent consultant to the electronics industry. Mr. Iverson serves on the board and compensation committee of Ameriquest Tech, Inc. Mr. Iverson served on the board of Telegen Communications Corporation, the Company's predecessor corporation from October 1995 to October 1996 and has been a member of the Company's Board of Directors since October 28, 1996 and serves on the Company's Executive Committee, receiving an appointment to such position in November 1997.

         FREDERICK T. LEZAK, JR. has been a financial executive since 1969, with senior positions at Time, Inc., McKesson Corp., The Headquarters Companies and Visucom Productions, Inc. Mr. Lezak was also the Chief Financial Officer of TCC, the Company's wholly-owned subsidiary between January 1991 and July 1993, was not an officer or employee of TCC thereafter until April 1997 when he became the President of TCC. Mr. Lezak served on the board of Telegen Communications Corporation, the Company's predecessor corporation from January 1991 to October 1996 and became a director of the Company on October 28, 1996 and he also serves on the Company's Executive Committee receiving an appointment to such position in November 1997.

         LARRY J. WELLS is the founder and a director of Sundance Venture Partners, L.P., a venture capital fund, and is the Chairman of Anderson & Wells Company, which manages Sundance Venture Partners, L.P. and El Dorado Investment Company. Mr. Wells currently serves on the Board of Directors of Cellegy Pharmaceutical, Inc. and Indentix, Inc., which are publicly held companies. Mr. Wells also is a director of Upside Publishing, Inc., Plop Golf Company, VoiceCom Systems, Inc. and Murphex Corporation. Mr. Wells served on the board of Telegen Communications Corporation, the Company's predecessor corporation from May 1996 to October 1996 and has served as director of the Company since October 28, 1996.

         FRED Y. KASHKOOLI has been an independent consultant since 1991 and was formerly a senior vice president of Research and Development at GE Intersil, where he was responsible for design, manufacturing and strategic marketing of analog and digital products. During his eleven year tenure with GE Intersil, Mr. Kashkooli managed design centers in Singapore, New Jersey, North Carolina and Florida, and was a director of the microprocessor and memory division with profit and loss responsibility. Mr. Kashkooli became the Company's Chief Executive Officer on October 31, 1997.

         JESSICA L. STEVENS has been an inventor and an engineer since 1972. From 1991 to 1996, Ms. Stevens served as Chief Executive Officer, President and director of Telegen Communications Corporation, the Company's predecessor corporation. From October 1996 to August of 1997, Ms. Stevens was President, Chief Executive Officer and a director of the Company. In August 1997 Ms. Stevens relinquished her title of Chief Executive Officer and was named Chief Technology Officer. In October 1997 Ms. Stevens was terminated as an employee by the Company including her positions as President and CTO. Ms. Stevens remains a director of the Company.

         BONNIE CRYSTAL has been a telecommunications engineer, consultant and inventor since 1972. Ms. Crystal served as Executive Vice President, Secretary, and director of Telegen Communications Corporation, the Company's predecessor corporation from 1991 to 1996. From October 1996 to October 1997, Ms. Crystal was a director, Executive Vice-President, and Secretary of the Company. In November 1997, the Company terminated her from her executive management positions. Ms. Crystal remains a director of the Company.

         WARREN M. DILLARD has been a financial analyst and financial manager since 1967. In October 1993, he became Chief Financial Officer of Telegen Communications Corporation, the Company's predecessor corporation, adding the title of Chief Operating Officer in March 1994. Mr. Dillard served as the Company's Chief Financial Officer, Chief Operating Officer, and director of the Company since October 28, 1996, relinquishing the title of Chief Operating Officer for Chief Executive Officer of the Company in August 1997. In November 1997, Mr. Dillard relinquished all of his executive management and director positions with the Company.

         P. VICTOR KELSEY Ph.D. was formerly the Marketing Development Manager for eight years for Lanxide Products, a joint venture company with DuPont, where he was responsible for the sales, marketing and product development of advanced armor systems. Dr. Kelsey has consulted over his entire career in the area of luminescent research and display development. Dr. Kelsey joined the Company's majority-owned subsidiary, Telegen Display Laboratories, Inc. on June 17, 1996 as Manager of Materials Development. In February 1997 Dr. Kelsey was appointed as Executive Vice President of TDL.

         DANIEL J. KITCHEN was a vice president of creative development and a director of Absolute Entertainment, Inc. from May 1986 through October 1995. Absolute Entertainment, Inc. was a public reporting company which ceased to do business in 1995. Mr. Kitchen has been a director, president and chief executive officer of Morning Star Multimedia, Inc., a New Jersey Corporation ("MSM") since October of 1995. Mr. Kitchen joined the Company in December of 1996 upon the Company's acquisition of MSM and he has continued to serve in all such positions with MSM. On December 31, 1997, MSM was sold by the Company to a corporation formed for the purpose of acquiring MSM, of which corporation Mr. Kitchen is a director, president and chief executive officer.

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

         Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1997, certain Section 16(a) filing requirements applicable to its officers, directors, and 10% shareholders were not complied with. The following directors of the Company failed to file a timely Form 3: Fred Y. Kashkooli (reported late on a Form 5) Gregory Bell (reported late on a Form 5). The following 10% beneficial owners also have failed to file a timely Form 3: Elara Ltd. and Augustine Fund, L.P. The following insiders failed to file timely Forms 4 and/or 5: Jessica L. Stevens for two sales and one gift transaction; Larry J. Wells for one purchase transaction (reported late on a Form 5).

         In addition, each of the Company's directors failed to file a Form 4 or 5 for grants of options made pursuant to compensation arrangements with such directors for board service. As to the Company's officers and directors, the Company has either confirmed filing of late Forms 4 and/or 5 regarding the above failures to timely file or expects that those filings will be made in the near future.

         Item 11. Executive Compensation

         (a) Summary Compensation Table

         The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers of the Company in fiscal 1997 (the "Named Executive Officers") as well as the total compensation paid to each such individual for the Company's two previous fiscal years.

============================================================================================================================
                                                SUMMARY COMPENSATION TABLE

                                                Annual Compensation                        Long Term Compensation Awards
                                                -------------------                        -----------------------------
                                                                                           Restricted
                                                                          Other Annual       Stock
  Name and Principal Position       Year      Salary ($)      Bonus($)    Compensation     Awards(s)($)    Options/SAR's (#)
  ---------------------------       ----      ----------      --------    ------------     ------------    -----------------
Fred Y. Kashkooli, Chief            1997      $  27,500(1)    $   --      $       --        $      --               0(1)
Executive Officer

Jessica L. Stevens,                 1997      $ 166,667       $   --      $       --        $      --          35,712
former President, former            1996(2)   $ 170,000       $   --      $       --        $      --         133,501
Chief Executive Officer and         1995(2)      29,167           --         252,000(3)            --          20,004
current Director

Bonnie Crystal,                     1997      $ 157,500           --              --               --          35,712
former Executive Vice               1996(2)     157,500           --              --               --         107,650
President, former Secretary and     1995(2)      60,000           --              --               --          18,000
current Director

Warren M. Dillard,                  1997        153,333           --              --               --          25,167
former Chief Executive Officer,     1996(2)     136,667           --              --               --         106,799
former Chief Operating Officer,     1995(2)      53,333           --              --               --          15,996
and former Chief Financial
Officer

P. Victor Kelsey(4)                 1997        111,250           --              --               --           8,163
                                    1996(2)      43,750           --              --               --           2,250
============================================================================================================================

------------------------
(1)  Mr. Kashkooli became the Chief Executive Officer of the Company on October 31, 1997. His employment  agreement provides for annual  compensation  of $220,000 for his first year of  employment  with an annual bonus of up to $110,000 for his first year of employment.  In connection  with his  employment  agreement Fred Y. Kashkooli was granted on February 24,
     1998, options for 720,000 shares of Common Stock of the Company.
(2)  Compensation  for the  fiscal  year  1995 and up to  October  28,  1996  reflects  compensation  paid by the  Company's predecessor corporation Telegen Communications Corporation (formerly known as Telegen Corporation).
(3)  In August 1995,  Ms. Stevens was issued  warrants to purchase  50,500 shares of Telegen common stock for $.01 per share for a period of five years. The warrants can be exercised at any time.  Compensation expense of approximately  $252,000 was recorded to reflect the  difference  between the fair market value of the common stock at the time of the grant and the exercise price.
(4)  Dr. Kelsey is an Executive Vice President of the Company's wholly-owned  subsidiary Telegen Display Laboratories,  Inc.
     Dr. Kelsey's compensation for the fiscal years 1996 and 1997 was paid by Telegen Display Laboratories, Inc.

         (b) Option/SAR Grants Table

         The following table  summarizes the individual  grants of stock options
(whether or not in tandem with SARs), and freestanding SARs made during the last completed fiscal year to each of the Named Executive Officers.
============================================================================================================================
                                           Option/SAR Grants in Last Fiscal Year

                                                                                                Potential Realizable Value
                                                                                                    at Assumed Annual
                                                                                                   Rates of Stock Price
                                                                                                     Appreciation for
                                           Individual Grants                                            Option Term
---------------------------------------------------------------------------------------------  ----------------------------
                               Number of        % of Total
                               Securities       Options/SARS
                               Underlying       Granted to        Exercise or
                              Options/SARS       Employees        Base Price    Expiration
          Name                 Granted (#)     in Fiscal Year       ($/Sh)         Date           5% ($)        10% ($)
-------------------------    ---------------   ---------------   ------------  --------------  ------------  -------------
Jessica L. Stevens               20,000            5.48           5.00             5/1/03        59,136.36     110,372.87
                                 15,000            4.08           2.06             8/6/03        25,635.28      43,837.73
                                    356             .09           2.81            10/31/02           0              0
                                    356             .09           2.81            11/10/02           0              0
                                 20,000(1)        14.00(1)        5.00(1)          5/1/03(1)         0              0


Bonnie Crystal                   20,000            5.45           5.00             5/1/03        59,136.36     110,372.87
                                 15,000            9.08           2.06             8/6/03        25,635.28      43,837.73
                                    356             .09           2.81            10/31/02           0              0
                                    356             .09           2.81            11/10/02           0              0
                                 20,000(1)        14.00(1)        5.00(1)          5/1/03(1)         0              0


Warren M. Dillard                 1,000             .27           5.63             4/2/03         2,508.04       4,935.03
                                 20,000            5.45           5.00             5/1/03        59,136.36     110,372.87
                                  4,167             .44           2.88            12/31/02           0              0
                                 20,000(1)        14.00(1)        5.00(1)          5/1/03(1)         0              0


P. Victor Kelsey                  3,000             .82           9.50            1/31/03        23,763.72      40,590.88
                                  1,038             .28           6.50            9/20/02            0              0
                                  1,000             .27           5.63             4/2/03            0              0
                                  3,125             .85           2.88            12/31/02           0              0

============================================================================================================================

-----------------
(1)  These  options  were  granted for common stock of the  Company's  subsidiary,  Telegen  Display  Laboratories,  Inc., a privately  held  corporation.  There is no market in such common stock and any potential  realizable  value relating to appreciation of such stock may never be obtained until such market develops.

         (c) Fiscal Year-End Option/SAR Value Table

         The  following  table  provides  information  concerning  the  value of unexercised options at fiscal year end for each of the Named Executive Officers.
============================================================================================================================
                                             Fiscal Year-End Option/SAR Values

                                               Number of Securities Underlying               Value of Unexercised
                                                 Unexercised Options/SARs at                In-the-Money Options/
                                                   FY-End(#) Exercisable/                     SARs at FY-End ($)
                Name                                   Unexercisable                      Exercisable/Unexercisable
--------------------------------------    ----------------------------------------    ---------------------------------------
Jessica L. Stevens                                  245,174/27,379                                 0/0
                                                     33,338/6,667(1)                               0/0

Bonnie Crystal                                      210,983/27,379                                 0/0
                                                     33,333/6,667(1)                               0/0

Warren M. Dillard                                   178,784/9,333                                  0/0
                                                     33,333/6,667(1)                               0/0

P. Victor Kelsey                                      9,413/1,000                                  0/0
                                                     37,500/0(1)                                   0/0
============================================================================================================================

------------------------
(1)  These options  represent  rights to purchase  shares in Telegen  Display  Laboratories,  Inc., a majority owned private subsidiary of the Company in which no trading market exists.  At this time, the Company  believes that these options do not have in-the-money value.

         (d) Compensation of Directors

         Currently, the Company's non-employee directors receive (i) 356 shares of the Company's common stock or an option to purchase 356 shares of the Company's common stock at an exercise price of $2.81, at such directors'
election, and (ii) no cash compensation, for each meeting of the Board of Directors or a committee of the Board of Directors attended in person, or attended by telephone. Immediately prior to the Company's 1997 Annual Shareholder Meeting held on August 6, 1997, the non-employee directors received
(i) 200 shares of the Company's Common Stock or an option to purchase 200 shares of the Company's Common Stock at an exercise price of $5.00 at such directors election, and (ii) no cash compensation, for each meeting of the Board of Directors or committee of the Board of Directors attended in person, or attended by telephone. The Company reimburses each non-employee member of the Board of Directors and its committees for expenses incurred by such member in connection with the attendance of such meetings. Additionally, the Company's non-employee directors receive options under its 1996 Director Stock Option Plan.

         The 1996 Director Option Plan (the "1996 DOP"), under which the Company's non-employee members of the Board of Directors (the "Outside Directors" or individually the "Outside Director") are compensated for their service, provides for the Outside Directors to receive an option to purchase twenty thousand (20,000) shares of the Company's common stock on each date such Outside Director is re-elected by the shareholders to serve another term in office. All option grants under the 1996 DOP to any Outside Director are limited to once in any given calendar year on the date of the Shareholders' annual meeting upon their election or re-election to the board. The exercise price of options acquired pursuant to the 1996 DOP is 100% of the fair market value per share of Common Stock on the date of the grant. In the event that the date of grant is not a trading day, the exercise price per share is the fair market value on the next trading day immediately following the date of grant of the option. All options granted under the 1996 DOP are fully vested and exercisable upon the date of grant and remain exercisable only while the Outside Director remains a director of the Company.

         The Company's directors who are also officers of the Company do not receive any additional compensation for their services as members of the Board of Directors.

         (e)   Employment    Contracts,    Termination   of   Employment,    and
               Change-in-Control Arrangements

         Fred Y. Kashkooli (the "Employee") has an employment contract with the Company (the "Kashkooli Employment Agreement"). The Kashkooli Employment Agreement provides that Mr. Kashkooli will receive during his first year of service an annual salary of $220,000 and an annual cash bonus of $110,000, such amounts to increase to $275,000 and $125,000 respectively for his second year of service, with increases thereafter subject to determination by the board. The bonuses are subject to certain performance targets being obtained by the Company. The Kashkooli Employment Agreement also provides for a grant of 720,000 options. The Employee is also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company.

         The Kashkooli Employment Agreement is at-will and may be terminated by the Company by written notice to the Employee, unless termination is for cause. Where the Employee is involuntarily terminated without cause, which is defined in the Kashkooli Employment Agreement, the Employee is eligible for a severance package which includes lump sum payments and certain acceleration of vesting on options held by the Employee.

         Jessica L. Stevens, Bonnie Crystal, and Warren M. Dillard were executives of the Company during the last fiscal year until October 1997 (the "Former Executives") and they did not have employment contracts with the Company. The Former Executives maintained employment agreements with TCC, formerly the Company's wholly owned subsidiary (the "Executive Employment Agreements").

         The Executive Employment Agreements provided that Ms. Stevens, Ms. Crystal, and Mr. Dillard would receive an annual salary of $200,000, $180,000 and $160,000 respectively (which is reviewed annually), and reimbursement for certain expenses. The Former Executives were also entitled to participate in any pension insurance, savings or other employee benefits adopted by the Company.

         The Executive Employment Agreements were at-will, terminable by TCC by written notice to any of the Former Executives. The Executive Employment Agreements would also have terminated on the occurrence of any one of the following events: (i) the occurrence of circumstances that make it impossible or impracticable for the business of TCC to be continued, (ii) the death of a Former Executive, (iii) the loss by a Former Executive of his or her legal capacity, (iv) the loss by TCC of the legal capacity to contract and (v) the dissolution of TCC. Ms. Stevens and Ms. Crystal were terminated by the Company in October 1997.

         P. Victor Kelsey does not have an employment contract with the Company. Mr. Kelsey maintains an employment agreement (the "Kelsey Employment Agreement") with Telegen Display Laboratories, Inc., a California corporation and wholly-owned subsidiary of the Company ("TDL").

         The Kelsey Employment Agreement was entered into in June 1996 and provides that Mr. Kelsey receive an annual income of $120,000 per year in cash plus options to purchase 25,000 shares of TDL Common Stock at a purchase price of $1.00 per share, 12,500 shares of such options vested and accrued upon his completing of ninety (90) days of service, and the balance of 12,500 shares vested one hundred eight (180) days of service thereafter. Also, upon completion of ninety (90) days of service, Mr. Kelsey was awarded either a grant of TDL Common Stock valued at 5% of his annual salary or options to purchase such number of shares, such options to vest ratably over five (5) years.

         The Kelsey Employment Agreement is at-will and may be terminated by TDL by written notice to Mr. Kelsey. The Kelsey Employment Agreement also terminates upon the occurrence of any one of the following events: (i) the occurrence of circumstances that make it impossible or impracticable for the business of TDL to be continued, (ii) the death of Mr. Kelsey, (iii) the loss by Mr. Kelsey of his legal capacity, (iv) the loss by TDL of the legal capacity to contract and
(v) the dissolution of TDL.

         (f) Compensation Committee Interlocks and Insider Participation

         The members of the Compensation Committee as of the Company's 1997 fiscal year end were James R. Iverson, Larry J. Wells and Frederick T. Lezak. Gilbert F. Decker became a member of the Compensation Committee upon his appointment to the Company's Board of Directors on May 15, 1997. No member of the Compensation Committee was at any time during the Company's 1997 fiscal year or at any other time an officer or employee of the Company except that Frederick
T. Lezak,  Jr. ceased
to be a member of the Compensation Committee on April 1, 1997 when he became the President of Telegen Communications Corporation, a California corporation ("TCC"), the Company's former wholly-owned subsidiary. Mr. Lezak also served as Chief Financial Officer of TCC between 1991 and 1993. No executive officer of the Company serves as a member of the Board of Directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

         Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following tables sets forth the shares of common stock beneficially owned as of February  13, 1998 by persons  known by the Company to  beneficially own more than 5% of the  Company's  outstanding  stock,  by each director of the
Company, by each executive officer,  and by all directors and executive officers of the Company as a group.
                                                                                         Shares of Common Stock (1)
                                                                                         --------------------------

              Five-Percent Shareholders, Directors, Executive Officers                    Number           Percent
------------------------------------------------------------------------------------  ----------------  ------------
Five-Percent Shareholders, Directors and Executive Officers:
Elara, Ltd.(2)......................................................................        1,125,000      13.06%
Sundance Venture Partners, L.P.(3) .................................................          793,132       9.58%
TSC LLC(3)(4) ......................................................................          793,132       9.58%
Augustine Fund, L.P.(5).............................................................        1,257,730      13.25%
Triton Equities Fund L.P.(5)........................................................          874,015       9.59%
Fred Y. Kashkooli(6)................................................................          105,950       1.27%
Jessica L. Stevens(7)...............................................................          795,102       9.32%
Bonnie Crystal(8)...................................................................          399,596       4.73%
Warren M. Dillard(9) ...............................................................          179,024       2.46%
Victor P. Kelsey(10)................................................................           10,839         *
Gilbert F. Decker(11)...............................................................           28,490         *
Gregory Bell(12)....................................................................           11,068         *
James R. Iverson(13)................................................................           51,609         *
Frederick T. Lezak, Jr.(14).........................................................           52,210         *
Larry J. Wells(3)...................................................................          793,132       9.58%
All Directors and Executive Officers as a Group (11) persons........................        2,454,979       26.5%

--------------------------
*  Indicates less than 1%

(1)      Beneficial ownership includes voting and investment power with respect to the shares.  Shares of common stock subject to options currently  exercisable or exercisable  within 60 days of February 13, 1998 are deemed outstanding for computing the percentage of the person holding such options,  but are not deemed outstanding  for computing the percentage of any other person.  Thus, the sum of the  individuals'  and entities' ownership as a percent of common stock beneficially owned may exceed 100%. As of February 13,
         1998, Telegen had 8,236,216 shares of common stock outstanding.
(2)      Elara Ltd. owns 750,000  shares of Common Stock and has a warrant to acquire  375,000  shares of Common
         Stock.
(3)      Larry J. Wells individually owns 200 shares of Common Stock and has options to acquire 42,932 shares of
         Common Stock.  Larry J. Wells is also (i) a director of Sundance  Venture  Partners,  L.P.,  which owns
         200,000  shares of Common Stock and (ii) the manager for TSC LLC,  which owns 550,000  shares of Common
         Stock.
(4)      In October 1997,  TSC, LLC, a Delaware  limited  liability  company ("TSC") entered into an amended and restated  stock  purchase  agreement  with Jessica L. Stevens, an executive officer and director of the
         Company, for the purchase of 550,000 shares of the Company's common stock in a private transaction.
(5)      As of February 13, 1998,  Augustine Fund,  L.P. and Triton Private  Equities Fund, L.P. held Promissory
         Notes that are  convertible  to Common Stock within sixty (60) days of such date at a conversion  price equal to 75% of the lowest  trading price of the Common Stock for the five (5) day period prior to such conversion  date.  Such conversion  price,  if calculated  based on stock prices for February 13, 1998, would have been  $0.24609375  (75% of the such lowest  trading  price  ($0.328125)  ) per share.  As of
         February 13, 1998,  Augustine Fund L.P. and Triton Private  Equities Fund,  L.P. also held warrants for
         59,000 shares of Common Stock and 41,000 shares of Common Stock respectively.
(6)      Fred Y.  Kashkooli  individually  owns 950 shares of Common  Stock and has  options to acquire  105,000 shares of Common Stock.
(7)      Jessica L. Stevens  individually owns 499,428 shares of Common Stock and has options to acquire 245,174 shares of Common Stock and a warrant to acquire 50,500 shares of Common Stock.
(8)      Bonnie  Crystal  individually  owns 188,613  shares of Common Stock and has options to acquire  210,983 shares of Common Stock.




(9)      Warren M.  Dillard  individually  owns 240 shares of Common  Stock and has  options to acquire  178,784 shares of Common Stock.
(10)     Victor P. Kelsey individually owns 1,426 shares of Common Stock and has options to acquire 9,413 shares of Common Stock.
(11)     Gilbert F. Decker  individually owns no shares of Common Stock and has options to acquire 28,490 shares of Common Stock.
(12)     Gregory Bell individually owns no shares of Common  Stock and has options to acquire  11,068  shares of
         Common Stock.
(13)     James R. Iverson individually owns 4,432 shares of Common Stock and has option to acquire 47,177 shares of Common Stock.
(14)     Frederick T. Lezak, Jr.  individually  owns no shares of Common Stock and has options to acquire 52,210 shares of Common Stock.


         Item 13. Certain Business Relationships and Related Transactions

         In connection with the Company's Electronic Trade Show in Las Vegas in January 1997, Jessica L. Stevens hired the services of a nationally-recognized entertainer for the benefit of the Company's employees. The Company has advanced $190,000 to Ms. Stevens to cover the expenses relating to such entertainment services. Ms. Stevens has not repaid the Company's advance as of the date of this report and the Company is carrying such advance as an account receivable on its balance sheet dated as of fiscal year end 1997. Ms. Stevens is currently disputing the above repayment obligations to the Company.

         On December 31, 1997, the Company sold all of its stock holdings in Morning Star Multimedia, Inc., a wholly owned subsidiary of the Company ("MSM"), to an entity in which Daniel J. Kitchen, an Executive Officer of the Company is a significant shareholder, for $200,000 plus royalty streams to be paid to the Company for a period of two years from December 31, 1997, of 5% to 10% of gross sales of certain MSM CD-ROM products. This transaction was approved by the Company's board with full knowledge of the above relationship. After the sale of MSM, Mr. Kitchen resigned from all of his positions with the Company.

         On March 19, 1998, the Company made available to certain holders of common stock including Elara Ltd. and TSC LLC, which beneficially own more than five percent (5%) of the Company's Common Stock, an exchange offer (the
"Exchange Offer") for their common stock. Under the Exchange Offer, the Investors were offered convertible subordinated promissory notes (the "Notes") for their shares of Common Stock with a face value equal to the number of shares of common stock tendered under the Exchange Offer multiplied by the five-day average of the Company's closing trading prices on the OTC Bulletin Board prior to March 17, 1998 (the "Conversion Price"). The Notes have a one-year term with a six percent (6%) balloon interest payment due at the end of the term of the Note. the Notes are subordinated to all other existing debt of the Company, both as to interest and principal and upon liquidation. The Notes are also convertible to common stock at any time by a holder thereof, such number of shares of common stock to be determined by dividing the amount of face value of the Note tendered by the Conversion Price. The Company may prepay the Notes at any time after giving fifteen (15) days prior written notice to holders thereof. Under the Exchange Offer, Elara Ltd. and TSC LLC converted their common stock holdings to Notes in the amounts of $334,156 and $245,781 respectively. A form S-3 Registration Statement was filed with the Securities and Exchange Commission on March 24, 1998 and declared effective on April 23, 1998 covering the issuance of common stock upon the conversion of the Notes.

         On April 1, 1998, the Company entered into an agreement to sell substantially all of the assets of Telegen Communications Corporation, the Company's telecommunications subsidiary ("TCC"), to an entity in which Frederick
T. Lezak, Jr., an Executive Officer and director of the Company, is a significant shareholder, for $500,000 ($350,000 in cash and an additional $150,000 in the form of a promissory note) and the rights of royalty streams on certain TCC products for up to three years. The buying entity also assumed certain liabilities totaling approximately $223,000. The Company has received a deposit of $350,000 in cash as part of the sale price. This transaction was approved by the Company's board with full knowledge of the above relationship. After the sale of TCC, Mr. Lezak resigned from all his management positions with the Company, and he remains a director of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TELEGEN CORPORATION


                                              By:    /S/  FRED Y. KASHKOOLI
                                                   -----------------------------
                                                      Fred Y. Kashkooli,
                                                      Chief Executive Officer


                                              Date: April 29, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                 Title                                   Date
---------                                 -----                                   ----
   */S/ GILBERT F. DECKER                 Chairman of the Board                   April 29, 1998
---------------------------------
        Gilbert F. Decker


                                          Director
---------------------------------
          Gregory Bell


   */S/ JAMES R. IVERSON                  Director                                April 29, 1998
---------------------------------
        James R. Iverson


  */S/ FREDERICK T. LEZAK, JR.            Director                                April 29, 1998
---------------------------------
       Frederick T. Lezak, Jr.


     */S/ LARRY J. WELLS                  Director                                April 29, 1998
---------------------------------
          Larry J. Wells


                                          Director
---------------------------------
      Jessica L. Stevens


                                          Director
---------------------------------
        Bonnie Crystal


    /S/ FRED Y. KASHKOOLI                 Chief Executive, Financial              April 29, 1998
---------------------------------         and Accounting Officer
        Fred Y. Kashkooli






*   /S/ FRED Y. KASHKOOLI
-------------------------------------------
        Fred Y. Kashkooli, Attorney-In-Fact