Form 10-Q
period 1998-03-31
TELEGEN CORP /CO/
filed 1998-05-15
CIK 906448

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                YES [x]    NO [ ]

     The number of issued and outstanding shares of the Registrant's Common Stock as of April 15, 1998, was 6,615,812.

================================================================================

                          PART 1. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                             TELEGEN CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                          as of March 31, 1998 and December 31, 1997
                                                       (Unaudited)

                                                                                      (Unaudited)
                                                                                        March 31,          December 31,
                                                                                          1997                 1997
                                                                                       ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents..................................................          $    110,577        $    275,891
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $66,000 ................                15,975                  --
    Related parties, net of allowance for doubtful accounts of $6,753........               225,398             213,121
    Other....................................................................                    --              27,813
  Inventory..................................................................                53,106              75,760
  Prepaid expenses and other current assets..................................                    --              17,664
                                                                                       ------------        ------------
    Total current assets.....................................................               405,056             610,249
Property and equipment, net..................................................             1,445,701           1,546,183
Other assets.................................................................                98,477              75,182
                                                                                       ------------        ------------
    Total assets.............................................................          $  1,949,234        $  2,231,614
                                                                                       ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of notes payable........................................          $     75,000        $     75,000
  Accounts payable...........................................................             1,635,925           1,571,104
  Accrued payroll and related taxes..........................................               977,094             964,046
  Accrued expenses...........................................................               302,917              99,095
  Deposit from tenants.......................................................               153,972                  --
  Deposit on sale of subsidiary..............................................               350,000                  --
  Deferred rent..............................................................                56,967              46,975
  Dividend payable...........................................................               145,146             145,146
                                                                                       ------------        ------------
    Total current liabilities................................................             3,697,021           2,901,366
Convertible notes payable....................................................             1,174,466             500,000
                                                                                       ------------        ------------
    Total liabilities........................................................             4,871,487           3,401,366
                                                                                       ------------        ------------
Equity put options on common stock...........................................               300,000             300,000
                                                                                       ------------        ------------

Shareholders' equity (deficit):
  Series A Convertible Preferred Stock.......................................                    --                  --
  Common stock...............................................................            15,362,868          16,031,336
  Additional paid-in capital.................................................             4,133,640           4,133,640
  Accumulated deficit........................................................           (22,718,761)        (21,634,728)
                                                                                       ------------        ------------
    Total shareholders' (deficit) equity.....................................            (3,222,253)         (1,469,752)
                                                                                       ------------        ------------
    Total liabilities and stockholders  equity...............................          $  1,949,234        $  2,231,614
                                                                                       ============        ============

                           The accompanying notes are an integral part of these financial statements.


                                              TELEGEN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                       For the Three Months Ended March 31, 1998 and 1997
                                                           (Unaudited)

                                                                                           1998                1997
                                                                                       ------------        ------------
Sales                                                                                  $     57,900        $    159,817
  Cost of goods..............................................................                24,578              42,359
                                                                                       ------------        ------------
    Gross profit.............................................................                33,322             117,458

Operating Expense:
  Sales and marketing........................................................                19,408             770,061
  Research and development...................................................               448,594             941,326
  General and administrative.................................................               534,307           1,074,167
                                                                                       ------------        ------------
    Loss from operations.....................................................              (968,987)         (2,668,096)

Other income and expense
  Interest income............................................................                     2              18,251
  Interest expense...........................................................               115,048               6,614
                                                                                       ------------        ------------
    Loss before taxes........................................................            (1,084,033)         (2,656,459)
    Income taxes ............................................................                    --                  --
                                                                                       ------------        ------------

  Net loss before minority interest..........................................            (1,084,033)         (2,656,459)
  Minority interest in subsidiary net loss...................................                    --              12,563
                                                                                       ------------        ------------
    Net loss.................................................................          $ (1,084,033)       $ (2,643,896)
                                                                                       ============        ============
    Comprehensive Loss ......................................................          $ (1,084,033)       $ (2,643,896)
                                                                                       ============        ============
Net loss per common share:
    Basic: ..................................................................                 (0.14)              (0.57)
    Diluted: ................................................................                 (0.14)              (0.57)

Weighted average common shares outstanding ..................................             7,958,928           5,041,391


                        The  accompanying  notes  are an  integral  part of these financial statements.

                                                              -3-

                                               TELEGEN CORPORATION AND SUBSIDIARIES
                                                      STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31, 1998 and 1997
                                                           (Unaudited)

                                                                                                      1998                1997
                                                                                                   -----------          -----------
Cash flow from operating activities
  Net loss ...............................................................................         $(1,084,033)         $(2,643,896)

Adjustments to reconcile net loss to net cash used in operating activities:
  Minority interests in subsidiary net loss ..............................................                --                (12,563)
  Depreciation ...........................................................................             105,432              100,734
  Amortization of deferred finance cost ..................................................              95,000                 --
  Operating expenses paid with issuance of common stock ..................................               6,000                2,453
  Interest expense added to note payable .................................................                --                  2,416
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable ...........................................                (440)            (193,370)
    Decrease (increase) in inventory .....................................................              22,654                 (452)
    Decrease (increase) in prepaid expenses ..............................................              17,664              387,609
    Decrease (increase) in other assets ..................................................             (23,295)             (54,771)
    Increase (decrease) in accounts payable ..............................................              64,821             (114,528)
    Increase (decrease) in accrued expenses ..............................................             635,833              (46,572)
                                                                                                   -----------          -----------

      Total adjustments ..................................................................             923,669               70,956
                                                                                                   -----------          -----------

      Net cash used in operating activities ..............................................            (160,364)          (2,572,940)
                                                                                                   -----------          -----------
Cash flows used in financing activities:
  Purchase of fixed assets ...............................................................              (4,950)            (232,553)
                                                                                                   -----------          -----------
      Net cash provided by (used in) investing activities ................................              (4,950)            (232,553)
                                                                                                   -----------          -----------
Cash flows from financing activities:
  Net proceeds from borrowings ...........................................................                --                   --
  Principal payments on notes payable ....................................................                --                (70,588)
  Principal payments on capital leases ...................................................                --                 (7,206)
  Issuance of common stock ...............................................................                --                120,246
  Issuance of preferred stock, net of offering costs and discounts .......................                --              2,494,925
                                                                                                   -----------          -----------
    Net cash provided by financing activities ............................................                --              2,537,377
                                                                                                   -----------          -----------

Net increase (decrease) in cash and cash equivalents .....................................            (165,314)            (268,116)
Cash and cash equivalents at beginning of quarter ........................................             275,891            3,166,657
                                                                                                   -----------          -----------

Cash and cash equivalents at end of quarter ..............................................         $   110,577          $ 2,898,541
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

                      TELEGEN CORPORATION AND SUBSIDIARIES
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation

         The unaudited interim period financial statements presented herein have been prepared by Telegen Corporation (Company) in accordance with the accounting policies used in the preparation of the financial statements for the year ended December 31, 1998 and 1997 and should be read in conjunction with the notes thereto. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of the interim period financial statements have been made. The accompanying consolidated balance sheet as of December 31, 1997 has been derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, had negative cash flows from operations and has a deficit shareholder's equity. The Company is currently experiencing severe cash flow problems. The Company has deferred the payment of wages to key management and is delinquent in paying certain amounts in the state and federal wage withholding taxes and social security taxes from 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of this uncertainty.

         As discussed in Note 8, the Company entered into an agreement with an affiliate of the Company for the sale of substantially all of the assets relating to the operating business of Telegen Communications Corporation, a California corporation and the Company's telecommunications subsidiary ("TCC"), for $500,000, royalty streams on certain TCC products for up to three years, and assumption of certain liabilities.

         Management has taken steps to reduce administrative overhead which includes significant payroll reduction and subletting space.

         In addition, the Company is currently seeking debt and equity financing to support its product development, manufacturing and marketing efforts.

         There can be no assurance that the Company's efforts described above will be successful. In addition, there can be no assurance that the sale of substantially all of the assets relating to the operating business of TCC or the Company's financing efforts will produce the necessary cash flow required to fund the Company's on-going operations.


2.       Inventory

         Inventory consists of the following:
                                                    March 31, 1998           December 31, 1997
                                                    --------------           -----------------
           Raw materials and supplies                       17,129                      75,760
           Finished goods - ACS                             35,977                           0
                                                          --------                    --------
                                                            53,106                      75,760
                                                          ========                    ========

3.       Costs and Expenses

         Operating expenses for the three months ended March 31, 1998 decreased significantly from the first quarter of 1997. The elimination of expenses from Morning Star Multimedia Inc. (MSM) due to the Company's sale of this subsidiary at December 31, 1997 resulted in decreases in all areas of operating expenses for 1998. Decreases in sales and marketing expenses for 1998 also resulted from the Company's decision not to participate in the Consumer Electronics Show in Las Vegas in January 1998. Decreases in research and development expenses for 1998 also resulted from decreased research and development activity at Telegen Communications Corporation (TCC) a California corporation and wholly owned subsidiary of the Company. The decrease in general and administrative expenses also resulted from decreased legal, accounting, and consulting fees as well as reduced staffing at the Company.



4.       Shareholder's Equity

         In March 1998, certain of the holders of 1,509,293 unregistered shares of the Company's Common Stock entered into an exchange agreement whereby they exchanged their shares for one year convertible notes bearing interest at the rate of six (6%) percent per annum, such exchange rate being the average of the closing market prices of five trading days of the Common Stock as reported on the Electronic Bulletin Board prior to March 19, 1998, with the notes having convertibility back into Common Stock at the same rate. The face value of convertible notes issued under this exchange agreement as of March 31, 1998 was $674,466. This reduced the number of shares outstanding at the end of March by 1,509,293 shares, but increased potential dilution through the issuance of additional shares by a like amount and increased liabilities accordingly.

5.       Supplemental Disclosure of Non-Cash Investing and Financing Activities

         During the three months ended March 31, 1998 and 1997, the Company issued 1,200 and 16,638 shares of Common Stock, respectively, in lieu of cash as payment for legal fees and employee services of $6,000 and $85,703 respectively. During March 1998, certain holders of 1,509,293 unregistered shares of the Company's common stock exchanged their shares for on year convertible notes, amounting to $674,466.

6.       Contingencies

         On January 7, 1998, IPC Corporation, Ltd., Transtech Electronics Pte. Ltd., and IPC Transtech Display Pte. Ltd. (the "Plaintiffs") filed an action (the "Complaint") in San Mateo County Superior Court against the Company, Telegen Display Laboratories, Inc. ("TDL") and certain former officers and/or directors of the Company. Plaintiffs allege that defendants made false and misleading statements to the Plaintiffs when the Company sold TDL common stock for $5,000,000 to the Plaintiffs on or about May 30, 1996. The Complaint alleges violations of Cal. Corp. Code ss 25401, 25501, fraud and deceit and negligent misrepresentation. It seeks rescission of the purchase of TDL common stock and restitution of $5,000,000, unspecified compensatory and punitive damages, interest, costs and attorneys' fees. The Company and TDL recently were served with the Complaint.

         The Company is also subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcome of these matters will have no material adverse effect on the Company's financial position, results of operations and cash flows.

7.       New Accounting Pronouncements

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting comprehensive income and was adopted during the three months ended March 31, 1998.

         SFAS No. 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective in 1998 for annual disclosures only; interim disclosures will be required in 1999. The Company is in the process of evaluating the disclosure requirements of SFAS No. 131, the adoption of which will have no impact on the Company's results of operations or financial condition.

8.       Subsequent Events:

Sale of Subsidiary:

         On April 1, 1998, the Company entered into an agreement to sell substantially all of the assets relating to the operating business of Telegen Communications Corporation, a California corporation and the Company's telecommunications subsidiary ("TCC"), to an affiliate of the Company for $500,000 and the rights of royalty streams on certain TCC products for up to three years. The buyer assumed certain liabilities totaling approximately $223,000. The Company has received a deposit of $350,000 in cash as part of the sale price. The remaining $150,000 will be paid in a note with six monthly installments of $25,000 plus interest at 6% commencing on September 15, 1998. The gain of $133,000 was calculated without regard to the $150,000 note receivable and royalty rights and will be recorded in the second quarter of 1998.

Convertible Promissory Notes:

         In April 1998, the Company initiated a private offering of convertible promissory notes and warrants to purchase common stock to accredited investors (the "Note and Warrant Investors") pursuant to certain Note and Warrant Purchase Agreements (the "Agreements"). Under the terms of the Agreements, the Note and Warrant Investors each received securities consisting of (i) a convertible promissory note evidencing the respective amount of indebtedness and (ii) a warrant to purchase a certain number of shares of the Company's common stock at $.38 per share exercise price. The convertible promissory notes may be converted into a number of shares of the Company's common stock equal to the face value of the promissory note divided by $.38. The principal balance and accrued interest at a rate of 6% are due March 31, 1999. The warrants expire in May 1998. As of May 15, 1998, the Company sold two such convertible promissory notes with an aggregate face amount of $1,015,532. The discounts resulting from the below market conversion feature will be amortized to interest expense using the interest method over 60 days, until the earliest conyersion date.


9.       Earnings Per Share:

         A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows for the three months ended March 31:

                                                       1998             1997
                                                       ----             ----
Loss attributable to common shareholders:

    Net loss                                        $(1,084,033)    $(2,643,896)
    Reconciling item:
         Accretion of preferred stock discount             --          (215,800)
                                                    -----------     ------------
Loss attributable to common shareholders            $(1,084,033)    $(2,859,696)
                                                    ===========     ============
Weighted average common shares
    outstanding for determination of:
         Basic earnings per share                     7,958,928       5,041,391
                                                    ===========     ============
         Diluted earnings per share                   7,958,928       5,041,391
                                                    ===========     ============

ITEM 2.     MANAGEMENT'S   DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION AND
            RESULTS OF OPERATIONS

         This report contains forward looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under AFactors That May Affect Future Results in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, and elsewhere in or incorporated by reference into this report. The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this report.

         During the first quarter of 1998, revenues were derived entirely from the operations of Telegen Communications Corporation, a California corporation
(TCC) and wholly owned subsidiary of Telegen. During the first quarter of 1997, revenues were derived primarily from Morning Star Multimedia Inc., a New Jersey Corporation (MSM) and wholly-owned subsidiary of Telegen which was sold on December 31, 1997. The Company derived no revenues in either 1998 or 1997 from Telegen Display Laboratories, Inc., (TDL) a California corporation and a controlled second tier subsidiary of the Company.

         Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of March 31, 1998, Telegen has an accumulated deficit of $22,718,761. Telegen expects to continue to incur substantial operating losses through 1998. In order to become profitable Telegen must successfully develop commercial products, manage its operating expenses, establish manufacturing capabilities, create sales for its products, and create a distribution capability.

         Telegen has made significant expenditures for research and development of its products. In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.

         As a subsequent event, on April 1, 1998, the Company sold substantially all of the assets relating to the operating business of TCC. In consideration for such sale, the Company received (i) a total of $500,000, including $350,000 in cash, which had been received and was shown on the Company's Balance Sheet at March 31, 1998 as Deposit on Sale of TCC, and $150,000 in a promissory note,
(ii) certain future royalties, and (iii) certain TCC liabilities were assumed by the purchasing entity.

Results of Operations

         Revenues. Revenues for the first quarter of 1998 were $57,900 compared to $159,817 for the first quarter of 1997. 1998 first quarter revenues consisted entirely of sales of TCC products and services. 1997 first quarter revenues consisted primarily of MSM revenues of $159,028 from software services under contract and product sales. The remaining $789 of 1997 revenues were derived from TCC product sales.

         Cost of Goods Sold. Cost of goods sold was $24,578 for the first quarter of 1998 and $42,359 for the first quarter of 1997. Cost of goods sold for the first quarter 1998 consisted entirely of costs related to revenues from TCC. Cost of goods sold for the first quarter of 1997 consisted of $41,836 for revenues derived from MSM and $523 for revenues derived from TCC.

         Research and Development. Research and development expenses were $448,594 for the first quarter of 1998 and $941,326 for the first quarter of 1997. Of the 1998 research and development expenses, $391,254 were attributable to TDL and $57,340 were attributable to TCC. Of the 1997 research and development expenses, $654,149 were attributable to TDL, $81,755 were attributable to MSM and $205,422 were attributable to TCC. Decreases in research and development expenses for 1998 versus 1997 were the result of cost cutting measures at TDL, reduced research and development activity and cost cutting measures at TCC, and the elimination of expenses due to the sale of MSM.

         Sales and Marketing. Sales and marketing expenses for the first quarter of 1998 were $19,408 compared with $770,061 for the first quarter of 1997. All sales and marketing expenses for the first quarter of 1998 were attributable to TCC and Telegen Corporation. Of the first quarter of 1997 sales and marketing expenses, $514,620 was attributable to TDL, $14,525 was attributable to MSM, and $240,916 was attributable to TCC and Telegen Corporation. Approximately 86% of the sales and marketing expenses for the first quarter of 1997 attributable to TDL and TCC were related to participation in the Consumer Electronics Show in January 1997. Telegen did not participate in the Consumer Electronics Show in January 1998 and TDL had no sales and marketing expense in 1998.

         General and Administrative. General and Administrative expenses for the first quarter of 1998 were $534,307 as compared with $1,074,167 for the first quarter of 1997. Of the 1998 general and administrative expenses $45,416 were attributable to TDL and $488,890 were attributable to TCC and Telegen Corporation. Of the 1997 general and administrative expenses $143,890 were attributable to TDL, $191,957 were attributable to MSM and $738,320 were attributable to TCC and Telegen Corporation. The decrease in general and administrative expenses attributable to TDL in 1998 primarily resulted from decreases in legal, accounting and consulting fees; the decrease in general and administrative expenses attributable to TCC and Telegen in 1998 resulted from decreases in legal, accounting and consulting fees, as well as reduced staffing.

         Interest Income and Expense. Net interest expense for the first quarter of 1998 was $115,046 as compared with net interest income of $11,637 for the first quarter of 1997. Of the 1998 interest income and expense, TDL contributed $2 of interest income and $4,119 of interest expense and TCC and Telegen Corporation contributed no interest income and $110,929 of interest expense. Of the 1997 interest income and expense TDL contributed $14,898 of interest income and no interest expense, MSM contributed no interest income and $3,675 of interest expense, and TCC and Telegen Corporation contributed $3,353 of interest income and $2,939 of interest expense. Decreases in interest income for 1998 for TDL and TCC and Telegen Corporation were the result of decreased interest bearing deposits on account. Interest expenses for TCC and Telegen Corporation for the first quarter of 1998 included $95,000 of amortization of the discount related to the conversion feature on the $500,000 Convertible Promissory Notes issued by Telegen in November 1997.

Liquidity and Capital Resources

         Telegen has funded its operations primarily through private placements of its equity securities with individuals and institutional investors. As of March 31, 1998, Telegen had raised $15,362,868 in net capital through the sale of Telegen Common Stock, and $4,133,640 in net capital through the sale of TDL common stock.

         Due to the limited availability of cash resources for operations, Telegen issued 1,200 shares of common stock and 16,638 shares of common stock during the first quarter of 1998 and 1997, respectively, in lieu of cash as payment for certain operating expenses, primarily legal fees and employee services amounting to $6,000 and $85,703, respectively.

         Telegen's current liquid assets are very limited. The Company has a limited amount of readily available funds to cover immediate working capital needs such as employee wages, wage taxes, social security taxes, and lease payments. Furthermore, the Company currently has tax debts associated with federal and state wage withholding taxes and social security taxes in the amount of $350,000. Under the Agreement to sell the assets of TCC, the purchasers of TCC assumed $100,000 of such liabilities. To meet such immediate working capital needs, the Company will need to raise immediate funds, whether through the sale of the Company's assets or through attracting immediate financing. There can be no assurance that the Company will be able to obtain such funding on acceptable terms or if at all, to meet its immediate capital demands. If adequate funds are not available as required, Telegen will not be able to continue operations.

         Assuming Telegen can obtain adequate short-term capital to continue its operations, Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend on numerous factors, including the progress of Telegen's research and development activities, the cost of generating new sales, marketing and manufacturing activities for TDL and the amount of revenues generated from TDL operations. Although Telegen believes it will obtain significant additional funding through 1998, there can be no assurance that Telegen will be able to obtain such funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, or at all, to meet its capital demands through 1998. If adequate funds are not available as required, Telegen's results of operations will be materially adversely affected. Telegen believes it requires substantial capital to complete development of a finished prototype of the flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, Telegen's results of operations from the flat panel technology will be materially adversely affected.

         Telegen does not have a final estimate of cost nor the funds available to build a full-scale production plant for the flat panel display and will not be able to build this plant without securing significant additional capital. Telegen plans to secure these funds either (1) from a large joint venture partner who would then be a co-owner of the plant or (2) through a future public or private offering of stock. Even if such funding can be obtained, which cannot be assured, it is currently estimated that a full-scale production plant could not be completed and producing significant numbers of flat panel displays before late 1999. However, Telegen is currently contemplating entering into licensing agreements with large enterprises to manufacture the displays. The manufacturers would also have the attributes of established manufacturing expertise, distribution channels to assure a ready market for the displays and established reputations, enhancing market acceptance. Further, Telegen would benefit from front-end license fees plus ongoing royalties for income. However, Telegen does not currently expect to have any such manufacturing license agreements in place before June 1998, or any significant production of displays thereunder before late 1999.

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

         Telegen anticipates incurring substantial costs for research and development, sales and marketing activities in 1998. Management believes that development of commercial products, an active marketing program and a significant field sales force are essential for Telegen's long-term success. Telegen estimates that its total expenditures for research and development and related equipment and overhead costs will aggregate over $4,000,000 during 1998. Telegen estimates that its total expenditures for general and administrative and sales and marketing efforts will aggregate over $1,000,000 during 1998. Almost none of such funds outlined above are presently available to Telegen.

Factors That May Affect Future Results

         The forward-looking statements and other information in this report are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including the following:

Telegen's Capital Needs

         Telegen's current working capital is very limited. The Company has a limited amount of readily available funds to cover immediate working capital needs such as employee wages, wage taxes, social security taxes, and lease payments. There can be no assurance that the Company will be able to obtain such funding on acceptable terms, or if at all to meet its immediate capital demands. If adequate funds are not available as required, Telegen will not be able to continue operations. In connection with the Company's financial condition, the Company's independent accountants have included in their report for the financial statements for the fiscal year end 1997 an explanatory paragraph related to the Company's ability to continue as a going concern. Assuming Telegen can obtain adequate short-term capital, Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although Telegen believes it will obtain significant additional funding through 1998, there can be no assurance that Telegen will be able to obtain such funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, or at all, to meet its capital demands through 1998. If adequate funds are not available as required, Telegen's results of operations will be materially adversely affected. Telegen believes it requires substantial capital to complete development of a finished prototype of its flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, Telegen's results of operations from the flat panel technology will be materially adversely affected.

History of Telegen Operating Losses; Accumulated Deficit and Minimum Revenues

         Telegen's predecessor, Telegen Communications Corporation (TCC), was incorporated in 1990 and first shipped products in 1991. Telegen has been engaged in lengthy development of its products and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from inception through March 31, 1998 was $22,718,761. In order to become profitable, Telegen must increase sales of its existing products, develop, commercialize and sustain volume manufacturing of its flat panel products, develop new products for new and existing markets, manage its operating expenses and expand its distribution capability. There can be no assurance that Telegen will meet and realize these objectives or ever achieve profitability.

Litigation

         On January 7, 1998, IPC Corporation, Ltd., Transtech Electronics Pte. Ltd., and IPC Transtech Display Pte. Ltd. (the "Plaintiffs") filed an action (the "Complaint") in San Mateo County Superior Court against the Company, Telegen Display Laboratories, Inc. ("TDL") and certain former officers and/or directors of the Company. Plaintiffs allege that defendants made false and misleading statements to the Plaintiffs when the Company sold TDL common stock for $5,000,000 to the Plaintiffs on or about May 30, 1996. The Complaint alleges violations of Cal. Corp. Code ss 25401, 25501, fraud and deceit and negligent misrepresentation. It seeks rescission of the purchase of TDL common stock and restitution of $5,000,000, unspecified compensatory and punitive damages, interest, costs and attorneys' fees. The Company and TDL recently were served with the Complaint. The Company believes that the Complaint is without merit and intends to defend such matter vigorously. To the extent the Plaintiffs were to succeed in this matter, Telegen's result of operations and financial condition would be materially adversely affected.

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

Listing of the Company's Stock on the OTC Bulletin Board

         The Company currently trades its stock on the OTC Bulletin Board (the OTC BB). The OTC BB is a real-time electronic quotation service for over-the-counter securities. The OTC BB is not an automated quotation system and is characterized by low volume of trading. There is no assurance that the OTC BB can or will provide sufficient liquidity to holders of the Company's Common Stock. The Company was trading on the Nasdaq SmallCap Market until January 22, 1998 and intends to return to it as soon as it meets the listing and maintenance requirements. On February 22, 1998, Nasdaq raised such listing and maintenance requirements. There can be no assurance that trading on the OTC BB will provide investors with sufficient liquidity for the purchase and sale of the Common Stock or that the Company will be able to meet the higher Nasdaq SmallCap Market (SmallCap) listing and maintenance requirements that have been in effect since February 22, 1998, in the near future, or if at all, or that if the Company does meet the SmallCap requirements that a broad trading market will develop in the Common Stock.


                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         On January 7, 1998, IPC Corporation, Ltd., Transtech Electronics Pte. Ltd., and IPC Transtech Display Pte. Ltd. (the "Plaintiffs") filed an action (the "Complaint") in San Mateo County Superior Court against the Company, Telegen Display Laboratories, Inc. ("TDL") and certain former officers and/or directors of the Company. Plaintiffs allege that defendants made false and misleading statements to the Plaintiffs when the Company sold TDL common stock for $5,000,000 to the Plaintiffs on or about May 30, 1996. The Complaint alleges violations of Cal. Corp. Code ss 25401, 25501, fraud and deceit and negligent misrepresentation. It seeks rescission of the purchase of TDL common stock and restitution of $5,000,000, unspecified compensatory and punitive damages, interest, costs and attorneys' fees. The Company and TDL recently were served with the Complaint. The Company believes that the Complaint is without merit and intends to defend such matter vigorously. To the extent the Plaintiffs were to succeed in this matter, Telegen's results of operations and financial condition would be materially adversely affected.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

                     Exhibit
                        No.                   Exhibit Title
                     ------- -----------------------------------------------

                       3.1*  Articles    of    Incorporation    of   Telegen
                             Corporation dated August 30, 1996 [formerly known as Solar Energy Research Corp.]

                       3.2* Certificate of Amendment to Articles of Incorporation of Telegen Corporation dated October 28, 1996 [formerly known as Solar Energy Research Corp.]

                       3.3** Certificate  of  Determination  with respect to
                             the Company's outstanding Series A Preferred Stock filed with the California Secretary of State March 20, 1997

                       3.4*  Bylaws of Telegen Corporation

                       3.5* Certificate of Amendment of Bylaws effective August 6, 1997

                     10.22* Exchange Offer Agreement by and between the Company and certain holders of Common Stock dated March 24, 1998.

                     11.1*** Statements Re Computation per Share-Earnings

                     27.1    Financial Data Schedule

 ----------------

* Incorporated by reference herein to the Form 10-K filed by the Registrant on April 15, 1998 and Amended on April 30, 1998.

** Incorporated by reference herein from the 8-K filed by the Registrant on March 25, 1997.

*** Incorporated by reference from the Consolidated Statements of Operations and Comprehensive Income Statement and the accompanying footnotes to the financial statements herein.

                  (b)      Reports on Form 8-K

         The following is a list of Current Reports on Form 8-K filed by the Registrant during the quarter ended March 31, 1998:

         1. 8-K filed on January 15, 1998 to report that the Registrant sold its wholly-owned subsidiary Morning Star Multimedia, Inc., a New Jersey corporation.

         2. 8-K filed on March 24, 1998 to report that the Registrant and certain of its former executive officers are involved in certain legal proceedings.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, California.


                                                             TELEGEN CORPORATION

Date:  May 12, 1998                              By: /s/ Fred Kashkooli
                                                     ---------------------------
                                                     Fred Kashkooli
                                                     Chief Executive Officer
                                                     (Duly Authorized Office and
                                                     Principal Financial
                                                     and Accounting Officer)

                                 Exhibit Index


                         Exhibit
                            No.                  Description
                         -------    --------------------------------------------

                           27.1     Financial Data Schedule