Form 10-Q
period 1998-06-30
TELEGEN CORP /CO/
filed 1998-08-14
CIK 906448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                 YES |X|    NO |_|

         The number of issued and outstanding shares of the Registrant's Common Stock as of June 30, 1998, was 12,044,743.

================================================================================

                                               PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                           TELEGEN CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                         as of June 30, 1998 and December 31, 1997
                                                        (Unaudited)

                                                                                (Unaudited)
                                                                                  June 30,                December 31,
                                                                                    1998                      1997
                                                                            -------------------       -------------------
ASSETS
Current assets:
   Cash and cash equivalents.............................................   $               640       $           275,891
   Accounts receivable:
      Trade, net of allowance for doubtful accounts of $66,000...........                 2,298                      --
      Related parties, net of allowance for doubtful accounts of $6,753..               629,076                   213,121
      Other..............................................................                  --                      27,813
   Inventory.............................................................                  --                      75,760
   Prepaid expenses and other current assets.............................                  --                      17,664
                                                                            -------------------       -------------------
       Total current assets..............................................               632,014                   610,249
Property and equipment, net..............................................             1,230,214                 1,546,183
Other assets.............................................................                98,477                    75,182
                                                                            -------------------       -------------------
       Total assets......................................................             1,960,705                 2,231,614
                                                                            ===================       ===================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of notes payable...................................                75,000                    75,000
   Accounts payable......................................................             1,511,545                 1,571,104
   Accrued payroll and related taxes.....................................               882,164                   964,046
   Accrued expenses......................................................               402,187                    99,095
   Deposit from tenants..................................................               153,972                      --
   Deferred rent.........................................................                66,959                    46,975
   Dividend payable......................................................               145,146                   145,146
                                                                            -------------------       -------------------
       Total current liabilities.........................................             3,236,973                 2,901,366
Convertible notes payable................................................               575,045                   500,000
                                                                            -------------------       -------------------
       Total liabilities.................................................             3,812,018                 3,401,366
                                                                            -------------------       -------------------
Minority interests.......................................................                  --                        --
Equity put options on common stock.......................................               300,000                   300,000

Shareholders' equity (deficit):
   Series A Convertible Preferred Stock..................................                  --                        --
   Common stock..........................................................            17,209,713                16,031,336
   Additional paid-in capital............................................             4,133,640                 4,133,640
   Accumulated deficit...................................................           (23,494,666)              (21,634,728)
                                                                            -------------------       -------------------
        Total shareholders' (deficit) equity.............................            (2,151,313)               (1,469,752)
                                                                            -------------------       -------------------
   Total liabilities and stockholders' equity............................   $         1,960,705       $         2,231,614
                                                                            ===================       ===================

                      The  accompanying  notes  are an  integral  part of  these financial statements.

                                         TELEGEN CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                   for the Three Months Ended June 30, 1998 and 1997
                                                      (Unaudited)


                                                                                   1998                     1997
                                                                            -----------------       --------------------
Sales...................................................................    $            --         $            489,470
   Cost of goods........................................................                 --                       35,314
                                                                            -----------------       --------------------
        Gross Profit....................................................                 --                      454,156

Operating Expense:
   Sales and marketing..................................................                 --                      385,594
   Research and development.............................................              334,557                  1,324,808
   General and administrative...........................................              934,906                  2,024,040
                                                                            -----------------       --------------------
        Loss from operations............................................           (1,269,463)                (3,280,286)

Other income and expense
   Interest income......................................................                  322                     10,805
   Interest expense.....................................................               17,008                      3,011
                                                                            -----------------       --------------------
       Loss before taxes................................................           (1,286,149)                (3,272,492)
                                                                            -----------------       --------------------

  Net loss before minority interest.....................................           (1,286,149)                (3,272,492)
  Minority interest in subsidiary net loss..............................                 --                       78,264
                                                                            -----------------       --------------------
       Net loss.........................................................           (1,286,149)                (3,194,228)

  Net loss before extraordinary gains and losses........................           (1,286,149)                (3,194,228)
  Extraordinary gain from sale of subsidiary assets.....................              510,244                       --
                                                                            -----------------       --------------------
       Net loss.........................................................             (775,905)                (3,194,228)

Accretion of Preferred Stock Discounts..................................                 --                     (484,275)
                                                                            -----------------       --------------------

Net loss attributable to common shareholders............................    $        (775,905)      $         (3,678,503)
                                                                            =================       ====================

Net loss per common share:
       Basic............................................................    $           (0.08)      $              (0.71)
       Diluted..........................................................    $           (0.08)      $              (0.71)
Weighted average common shares outstanding..............................            9,578,318                  5,148,257

                       The  accompanying  notes  are an  integral  part of these financial statements.

                                         TELEGEN CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    for the Six Months Ended June 30, 1998 and 1997
                                                      (Unaudited)


                                                                                    1998                     1997
                                                                            --------------------    ----------------------
Sales...................................................................       $          57,900           $       649,286
   Cost of goods........................................................                  24,578                    69,820
                                                                            --------------------    ----------------------
        Gross Profit....................................................                  33,322                   579,466

Operating Expense:
   Sales and marketing..................................................                  19,408                 1,157,238
   Research and development.............................................                 783,151                 2,265,777
   General and administrative...........................................               1,469,212                 3,101,610
                                                                            --------------------    ----------------------
        Loss from operations............................................              (2,238,449)               (5,945,159)

Other income and expense
   Interest income......................................................                     323                    29,056
   Interest expense.....................................................                 132,056                     9,625
                                                                            --------------------    ----------------------
       Loss before taxes................................................              (2,370,182)               (5,925,728)
                                                                            --------------------    ----------------------

  Net loss before minority interest.....................................              (2,370,182)               (5,925,728)
  Minority interest in subsidiary net loss..............................                    --                      90,827
                                                                            --------------------    ----------------------
       Net loss.........................................................              (2,370,182)               (5,834,901)

  Net loss before extraordinary gains...................................              (2,370,182)               (5,834,901)
  Extraordinary gain from sale of subsidiary assets.....................                 510,244                      --
                                                                            --------------------    ----------------------
       Net loss.........................................................              (1,859,938)               (5,834,901)

Accretion of Preferred Stock Discounts..................................                    --                    (700,075)
                                                                            --------------------    ----------------------
Net loss attributable to common shareholders............................       $      (1,859,938)          $    (6,534,976)
                                                                            ====================    ======================

Net loss per common share:
       Basic............................................................       $           (0.21)          $         (1.28)
       Diluted..........................................................       $           (0.21)          $         (1.28)
Weighted average common shares outstanding..............................               8,661,930                 5,094,824


                      The  accompanying  notes  are an  integral  part of  these financial statements.

                                         TELEGEN CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    for the Six Months Ended June 30, 1998 and 1997
                                                      (Unaudited)


                                                                                    1998                   1997
                                                                             ------------------    -------------------
Cash flow from operating activities
    Net loss...............................................................     $   (1,859,938)       $    (5,834,901)

Adjustments to reconcile net loss to net cash used in operating activities:
   Minority interests in subsidiary net loss...............................               --                  (90,827)
     Depreciation..........................................................            201,790                206,881
   Amortization of deferred finance cost...................................             95,000                   --
   Operating expenses paid with issuance of common stock...................              6,000                113,139
   Interest expense added to note payable..................................               --                    4,833
 Changes in assets and liabilities:
       Decrease (increase) in accounts receivable..........................           (390,440)            (1,028,196)
       Decrease (increase) in inventory....................................             75,760                 22,561
       Decrease (increase) in prepaid expenses.............................             17,664                387,609
       Decrease (increase) in other assets.................................            (23,295)               (49,346)
       Increase (decrease) in accounts payable.............................            (59,559)               448,967
       Increase (decrease) in accrued expenses.............................            395,166                (17,341)
                                                                             ------------------    -------------------

          Total adjustments..............................................              318,086                 (1,720)
                                                                             ------------------    -------------------

          Net cash used in operating activities..........................           (1,541,852)            (5,836,621)
                                                                             ------------------    -------------------

Cash flows used in investing activities:
     (Purchase) sale of fixed assets.....................................              114,179               (396,798)
                                                                             ------------------    -------------------

          Net cash provided by (used in) investing activities............              114,179               (396,798)
                                                                             ------------------    -------------------

Cash flows from financing activities:
          Net proceeds from borrowings...................................               75,045                   --
     Principal payments on notes payable.................................                 --                  (88,178)
     Principal payments on capital leases................................                 --                  (11,931)
     Issuance of common stock............................................            1,077,377                214,304
     Issuance of preferred stock, net of offering costs and discounts....                 --                3,574,925
                                                                             ------------------    -------------------

          Net cash provided by financing activities......................            1,152,422              3,689,120
                                                                             ------------------    -------------------

Net increase (decrease) in cash and cash equivalents.....................             (275,251)            (2,544,299)
Cash and cash equivalents at beginning of quarter........................              275,891              3,166,657
                                                                             ------------------    -------------------

Cash and cash equivalents at end of quarter..............................                  640                622,358
                                                                             ==================    ===================

                  The  accompanying  notes  are an  integral  part of  these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation

         The unaudited interim period financial statements presented herein have been prepared by Telegen Corporation ("Company") in accordance with the accounting policies used in the preparation of the financial statements for the year ended December 31, 1998 and 1997 and should be read in conjunction with the notes thereto. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of the interim period financial statements have been made. The accompanying consolidated balance sheet as of December 31, 1997 has been derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, has had negative cash flows from operations and has a deficit shareholder's equity. The Company is currently experiencing severe cash flow problems. The Company has deferred the payment of wages to key management and is delinquent in paying certain amounts in the state and federal wage withholding taxes and social security taxes for 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of this uncertainty.

         Management has taken steps to reduce administrative overhead which include significant payroll reduction and subletting space.

         In addition, the Company is currently seeking debt and equity financing to support its product development, manufacturing and marketing efforts. There can be no assurance that the Company's efforts described above will be successful.

2.       Inventory

         Inventory consists of the following:
                                            June 30, 1998             December 31, 1997
                                     ------------------------------------------------------
Raw materials and supplies                        0                        75,760
Finished goods - ACS                              0                             0
                                     ------------------------------------------------------
                                                  0                        75,760

3.       Costs and Expenses

         Operating expenses for the three months ended June 30, 1998 decreased significantly from the second quarter of 1997. The elimination of expenses from Morning Star Multimedia Inc. ("MSM") due to the Company's sale of this subsidiary on December 31, 1997 and the elimination of expenses from Telegen Communications Corporation ("TCC") due to the Company's sale of the assets of this subsidiary on April 1, 1998 resulted in decreases in all areas of operating expenses for 1998. The decrease in general and administrative expenses also resulted from decreased legal, accounting, and consulting fees as well as reduced staffing at the Company.

         During the second quarter of 1998, the Company became liable for a judgment related to a contractor who had performed services for the Company in connection with the Consumer Electronics Show in 1997. General and administrative expenses for the second quarter includes $186,152, the amount by which that judgment exceeded the liability previously recorded on the Company's books for this contractor.

4.       Shareholder's Equity

         In March and April of 1998, certain of the holders of 1,534,293 unregistered shares of the Company's Common Stock entered into an exchange agreement whereby they exchanged their shares for one year convertible notes bearing interest at the rate of six percent (6%) per annum, such exchange rate being at the average of the closing market prices of five trading days of the Common Stock as reported on the Electronic Bulletin Board prior to March 17, 1998, with the notes having convertibility back into Common Stock at the same rate. The face value of convertible notes issued under this exchange agreement as of June 30, 1998 was $127,045. Under the terms of such convertible notes, the holders thereof can convert such notes to 284,296 shares of Common Stock of the Company.

5.       Supplemental Disclosure of Non-Cash Investing and Financing Activities

         During the three months ended June 30, 1998 and 1997, the Company issued 0 and 19,652 shares of common stock, respectively, in lieu of cash as payment for legal fees and employee services of $0 and $110,686 respectively.

6.       Contingencies

         On January 7, 1998, IPC Corporation, Ltd., Transtech Electronics Pte. Ltd., and IPC Transtech Display Pte. Ltd. (the "Plaintiffs") filed an action (the "Complaint") in San Mateo County Superior Court against the Company, Telegen Display Laboratories, Inc. ("TDL") and certain former officers and/or directors of the Company. Plaintiffs allege that defendants made false and misleading statements to the Plaintiffs when the Company sold TDL common stock for $5,000,000 to the Plaintiffs on or about May 30, 1996. The Complaint alleges violations of Cal. Corp. Code ss.ss. 25401, 25501, fraud and deceit and negligent misrepresentation. It seeks rescission of the purchase of TDL common stock and restitution of $5,000,000, unspecified compensatory and punitive damages, interest, costs and attorneys' fees. On May 18, 1998, the Company and the other defendants removed this action to the United States District Court for the Northern District of California. On July 7, 1998, the Company and the other defendants filed a motion to compel arbitration and stay action pending arbitration and the Plaintiffs filed a motion for remand to state court. Both of these motions presently are scheduled to be heard by the court on September 22, 1998. The Company believes the Complaint is without merit and intends to defend such matter vigorously. To the extent the Plaintiffs were to succeed in this matter, Telegen's results of operations and financial condition would be materially adversely affected.

         The Company is also subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcome of these matters will have no material adverse effect on the Company's financial position, results of operations and cash flows.

7.       New Accounting Pronouncements

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting comprehensive income and has been applied in the six months ended June 30, 1998.

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

8.       Earnings Per Share

         A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows for the 3 months ended June 30, 1998:

                                                                1998                   1997
                                                       ---------------------- ----------------------
Loss attributable to common shareholders:
         Net loss                                                 $  (755,905)           $(3,194,228)
         Reconciling item:
         Accretion of preferred stock discount                           --                 (484,275)
                                                       ---------------------- ----------------------
Loss attributable to common shareholders:                         $  (755,905)           $(3,678,503)
                                                       ---------------------- ----------------------
Weighted average common shares
   Outstanding for determination of:
            Basic earnings per share                                9,578,318              5,148,257
            Diluted earnings per share                              9,578,318              5,148,257
                                                       ---------------------- ----------------------
Basic earnings per share                                                (0.08)                 (0.71)
Diluted earnings per share                                              (0.08)                 (0.71)
                                                       ---------------------- ----------------------


9.   Extraordinary Gain from Sale of Subsidiary Assets

         On April 1, 1998, the Company sold substantially all of its assets in TCC. In consideration for such sale, the Company received (i) $350,000 in cash,
(ii) $150,000 in a promissory note, (iii) certain future royalties, and (iv) certain TCC liabilities totaling $222,726 were assumed by the purchasing entity. The extraordinary gain on the sale of the TCC assets represents the sum of (i) the aggregate gains or losses arising from the allocation of the total consideration received by the Company, as described above, to the book value of the assets on the Company's books and records, and (ii) the Company's liabilities assumed by TCC thereunder.

10.   Year 2000 Compliance Risks

         The Company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, many companies' software, computer systems and other equipment may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The Company uses off-the-shelf products for its internal systems and expects to use products that are Year 2000 compliant by December 31, 1999, including and allowing adequate time for testing. However, there can be no assurance that such off-the-shelf products on which the Company's systems rely will also be available in a timely manner. Although preliminary estimates indicate that the Year 2000 issue will not have a material impact on the Company, there can be no assurance that the Year 2000 issue, due to the above factors or other unforeseen consequences, will not have a material adverse effect on the company's business, financial condition and operating results.


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

         Duringthe second quarter of 1998, Telegen Corporation had no operating revenues. During the second quarter of 1997, revenues were derived primarily from the operations of Telegen Communications Corporation, a California Corporation ("TCC") and wholly owned subsidiary of Telegen. On April 1, 1998, the Company sold substantially all of its assets in TCC. In consideration for such sale, the Company received (i) $350,000 in cash, (ii) $150,000 in a promissory note, (iii) certain future royalties, and (iv) certain TCC liabilities totaling $222,726 were assumed by the purchasing entity. Additional revenues for the second quarter of 1997 were derived from Morning Star Multimedia Inc., a New Jersey Corporation ("MSM") and wholly-owned subsidiary of Telegen which was sold on December 31, 1997. The Company derived no revenues in either 1998 or 1997 from Telegen Display Laboratories, Inc, ("TDL") a California Corporation and a controlled second tier subsidiary of the Company.

         Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of June 30, 1998, Telegen has an accumulated deficit of $23,494,666. Telegen expects to continue to incur substantial operating losses through 1998. In order to become profitable Telegen must successfully develop commercial products, manage its operating expenses, establish manufacturing capabilities, create sales for its products, and create a distribution capability.

         Telegen has made significant expenditures for research and development of its products. In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.

Results of Operations

         Revenues. Revenues for the second quarter of 1998 were $0 compared to $489,470 for the second quarter of 1997. 1997 second quarter revenues consisted primarily of TCC revenues of $400,520 of which approximately $300,000 was final payment under a contract TCC entered into with MCI. The remaining $88,950 of 1997 revenues consisted of MSM revenues from software services under contract and product sales

         Cost of Goods Sold. Cost of goods sold was $0 for the second quarter of 1998 and $35,314 for the second quarter of 1997. Cost of goods sold for the second quarter of 1997 consisted of $29,604 for revenues derived from TCC and $5,710 for revenues derived from MSM.

         Research and Development. Research and development expenses were $334,557 for the second quarter of 1998 and $1,324,808 for the second quarter of 1997. All of the 1998 research and development expenses were attributable to TDL. Of the 1997 research and development expenses, $684,023 were attributable to TDL, $466,674 were attributable to MSM and $174,111 were attributable to TCC. Decreases in research and development expenses for 1998 versus 1997 were the result of cost cutting measures at TDL and the elimination of expenses attributable to MSM and TCC.

         Sales and Marketing. Sales and marketing expenses for the second quarter of 1998 were $0 compared with $385,594 for the second quarter of 1997. Telegen Corporation and TDL had no sales and marketing expense in the second quarter of 1998. Of the second quarter of 1997 sales and marketing expenses, $111 was attributable to TDL, $195,663 was attributable to MSM, and $189,820 was attributable to TCC and Telegen Corporation. Substantially all of the sales and marketing expenses for the second quarter of 1997 attributable to MSM were related to participation in the Electronic Entertainment Expo in Atlanta in June 1997.

         General and Administrative. General and Administrative expenses for the second quarter of 1998 were $934,906 as compared with $2,024,040 for the second quarter of 1997. Of the 1998 general and administrative expenses $42,314 were attributable to TDL and $892,592 were attributable to Telegen Corporation. Of the 1997 general and administrative expenses $161,181 were attributable to TDL, $325,961 were attributable to MSM and $1,536,898 were attributable to TCC and Telegen Corporation. The decrease in general and administrative expenses attributable to TDL in 1998 primarily resulted from decreases in legal, accounting and consulting fees. The decrease in general and administrative expenses attributable to Telegen in 1998 resulted from decreases in legal, accounting and consulting fees, as well as reduced staffing and the elimination of TCC.

         During the second quarter of 1998, the Company became liable for a judgment related to a contractor who had performed services for the Company in connection with the Consumer ELectronics Show in 1997. General and administrative expenses for the second quarter includes $186,152, the amount by which that judgment exceeded the liability previously recorded on the Company's books for this contractor.

         Interest Income and Expense. Net interest expense for the second quarter of 1998 was $16,686 as compared with net interest income of $7,794 for the second quarter of 1997. Of the 1998 interest income and expense, TDL contributed $2 of interest income and $4,118 of interest expense and Telegen Corporation contributed $320 of interest income and $12,890 of interest expense. Of the 1997 interest income and expense TDL contributed $3,766 of interest income and no interest expense, MSM contributed no interest income and $260 of interest expense, and TCC and Telegen Corporation contributed $7,039 of interest income and $2,751 of interest expense. Decreases in interest income for 1998 for TDL and Telegen Corporation were the result of decreased interest bearing deposits on account.

Liquidity and Capital Resources

         Telegen has funded its operations primarily through private placements of its equity securities with individuals and institutional investors. As of June 30, 1998, Telegen had raised $17,209,713 in net capital through the sale of Telegen Common Stock, and $4,133,640 in net capital through the sale TDL common stock.

         Due to the limited availability of cash resources for operations, Telegen issued 0 shares of common stock and 19,652 shares of common stock during the second quarter of 1998 and 1997, respectively, in lieu of cash as payment for certain operating expenses, primarily legal fees and employee services amounting to $0 and $110,686, respectively.

         Telegen's current working capital is very limited. The Company has a very limited amount of readily available funds to cover immediate working capital needs such as employee wages, wage taxes, social security taxes, and lease payments. Furthermore, the Company currently has tax debts associated with federal and state wage withholding taxes and social security taxes in the amount of $350,000. Under the Agreement to sell the assets of TCC, the purchasers of TCC assumed $100,000 of such liabilities. To meet such immediate working capital needs, the Company will need to raise immediate funds, whether through the sale of the Company's assets or through attracting immediate financing. There can be no assurance that the Company will be able to obtain such funding on acceptable terms, or if at all, to meet its immediate capital demands. If adequate funds are not available as required, Telegen will not be able to continue operations.

         Assuming Telegen can obtain adequate short-term capital to continue its operations, Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend on numerous factors, including the progress of Telegen's research and development activities, the cost of generating new sales, marketing and manufacturing activities for TDL and the amount of revenues generated from TDL operations. To meet the Company's capital requirements, Telegen will need to obtain significant additional funding through 1998 and there can be no assurance that Telegen will be able to obtain such funding or that any additional funding will be available to Telegen on acceptable terms, if at all, to meet its capital demands through 1998. If adequate funds are not available as required, Telegen's results of operations will be materially adversely affected. Telegen believes it requires substantial capital to complete development of a finished prototype of the flat panel display technology, and that additional capital will be needed to establish a high volume production capability. If adequate funds are not available as required, Telegen's results of operations from the flat panel technology will be materially adversely affected.

         Telegen does not have a final estimate of cost nor does Telegen have the funds available to build a full-scale production plant for the flat panel display and will not be able to build this plant without securing significant additional capital. Telegen plans to secure these funds either (1) from a large joint venture partner who would then be a co-owner of the plant or (2) through a future public or private offering of stock. Even if such funding can be obtained, which cannot be assured, it is currently estimated that a full-scale production plant could not be completed and producing significant numbers of flat panel displays before late 1999. However, Telegen is currently contemplating entering into licensing agreements with large enterprises to manufacture the displays. The licensed manufacturers would also have established manufacturing expertise, distribution channels to assure a ready market for the displays and established reputations, potentially enhancing market acceptance. Further, Telegen would benefit from front-end license fees plus ongoing royalties for income. However, Telegen does not currently expect to have any such manufacturing license agreements in place before the end of 1998, or any significant production of displays thereunder before late 1999.

         Telegen's future capital infusions will depend entirely on its ability to attract new investment capital based on the appeal of the inherent attributes of its technology and the belief that such technology can be developed and taken to profitable manufacturing in the foreseeable future. Efforts are currently being made with parties with substantial resources to conclude such capital formation. Such capital formation efforts are intended to infuse $20 million over a period of two (2) years, including $5 million for a prototype plant.

         Telegen's actual working capital needs will depend upon numerous factors including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty.

         Telegen anticipates incurring substantial costs for research and development and for sales and marketing activities in 1998. Management believes that development of commercial products, an active marketing program and a significant field sales force are essential for Telegen's long-term success. Telegen estimates that its total expenditures for research and development and related equipment and overhead costs will aggregate over $4,000,000 during 1998. Telegen estimates that its total expenditures for general and administrative and sales and marketing efforts will aggregate over $1,000,000 during 1998. Almost none of such funds outlined above are presently available to Telegen.

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

           Assuming Telegen can obtain adequate short-term capital, Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although Telegen believes it will obtain additional funding through 1998, there can be no assurance that Telegen will be able to obtain such funding or that if it does obtain such funding, it will not require additional funding, or that any such funding will be available to Telegen on acceptable terms, if at all, to meet its capital demands through 1998. If adequate funds are not available as required, Telegen's results of operations will be materially adversely affected. Telegen believes it requires substantial capital to complete development of a finished prototype of its flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, Telegen's results of operations from the flat panel technology will be materially adversely affected.

History of Telegen Operating Losses; Accumulated Deficit and Minimum Revenues

         Telegen's predecessor, Telegen Communications Corporation ("TCC"), was incorporated in 1990 and first shipped products in 1991. Telegen has been engaged in lengthy development of its products and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from inception through June 30, 1998 was $23,494,666. In order to become profitable, Telegen must increase sales of its existing products, develop, commercialize and sustain volume manufacturing of its flat panel products, develop new products for new and existing markets, manage its operating expenses and expand its distribution capability. There can be no assurance that Telegen will meet and realize these objectives or ever achieve profitability.

Litigation

         On January 7, 1998, IPC Corporation, Ltd., Transtech Electronics Pte. Ltd., and IPC Transtech Display Pte. Ltd. (the "Plaintiffs") filed an action (the "Complaint") in San Mateo County Superior Court against the Company, Telegen Display Laboratories, Inc. ("TDL") and certain former officers and/or directors of the Company. Plaintiffs allege that defendants made false and misleading statements to the Plaintiffs when the Company sold TDL common stock for $5,000,000 to the Plaintiffs on or about May 30, 1996. The Complaint alleges violations of Cal. Corp. Code ss.ss. 25401, 25501, fraud and deceit and negligent misrepresentation. It seeks rescission of the purchase of TDL common stock and restitution of $5,000,000, unspecified compensatory and punitive damages, interest, costs and attorneys' fees. On May 18, 1998, the Company and the other defendants removed this action to the United States District Court for the Northern District of California. On July 7, 1998, the Company and the other defendants filed a motion to compel arbitration and stay action pending arbitration and the Plaintiffs filed a motion for remand to state court. Both of these motions presently are scheduled to be heard by the court on September 22, 1998. The Company believes the Complaint is without merit and intends to defend such matter vigorously. To the extent the Plaintiffs were to succeed in this matter, Telegen's results of operations and financial condition would be materially adversely affected.

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

Flat Panel Competition; Flat Panel Patent(s)

         The market for flat panel displays is dominated by major Japanese companies such as Sharp Electronics, Toshiba and Sony. Telegen expects this competition to continually increase. There can be no assurance that Telegen will be able to compete effectively against its competitors, many of whom may have substantially greater financial resources than Telegen. Flat panel displays manufactured utilizing AMLCD technology have been in production for almost ten
(10) years and have proven market acceptance. New technologies, such as FED and Color Plasma, are in development by a number of potential competitors, some of whom have greater financial resources than Telegen. Telegen does not own or lease a manufacturing facility for, and has not begun the process of, volume manufacturing of flat panel displays. There can be no assurance that Telegen's HGED technology can compete successfully on a cost or display quality basis with these other technologies. Further, there can be no assurance that Telegen's efforts to obtain patent protection for its HGED technology will be successful or, if patent protection is obtained, that Telegen's patent(s) will provide adequate protection.

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

Intellectual Property

         Telegen relies on a combination of patents, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to preserve its rights pertaining to its technology and products. Such protection, however, may not preclude competitors from developing products similar to those of Telegen. In addition, the laws of certain foreign countries do not protect Telegen's intellectual property rights to the same extent as do the laws of the United States. There can also be no assurance that third parties will not assert intellectual property infringement claims against Telegen. One such matter was recently dismissed without prejudice to the Company but there is no assurance that more claims will not be initiated from litigants with more resources than Telegen. There is no assurance that Telegen will prevail in such litigation seeking damages or an injunction against the sale of Telegen's products or that Telegen will be able to obtain any necessary licenses on reasonable terms or at all.

Listing of the Company's Stock on the OTC Bulletin Board

         The Company currently trades its stock on the OTC Bulletin Board (the "OTC BB"). The OTC BB is a real-time electronic quotation service for over-the-counter securities. The OTC BB is not an automated quotation system and is characterized by low volume of trading. There is no assurance that the OTC BB can or will provide sufficient liquidity to holders of the Company's Common Stock. The Company was trading on the Nasdaq SmallCap Market until January 22, 1998 and intends to return to it as soon as it meets the listing and maintenance requirements. On February 22, 1998, Nasdaq raised such listing and maintenance requirements. There can be no assurance that trading on the OTC BB will provide investors with sufficient liquidity for the purchase and sale of the Common Stock or that the Company will be able to meet the higher Nasdaq SmallCap Market ("SmallCap") listing and maintenance requirements that have been in effect since February 22, 1998, in the near future, or if at all, or that if the Company does meet the SmallCap requirements that a broad trading market will develop in the Common Stock.

Year 2000 Compliance Risks

         The Company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, many companies' software, computer systems and other equipment may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The Company uses off-the-shelf products for its internal systems and expects to use products that are Year 2000 compliant by December 31, 1999, including and allowing adequate time for testing. However, there can be no assurance that such off-the-shelf products on which the Company's systems rely will also be available in a timely manner. Although preliminary estimates indicate that the Year 2000 issue will not have a material impact on the Company, there can be no assurance that the Year 2000 issue, due to the above factors or other unforeseen consequences, will not have a material adverse effect on the company's business, financial condition and operating results.


                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On January 7, 1998, IPC Corporation, Ltd., Transtech Electronics Pte. Ltd., and IPC Transtech Display Pte. Ltd. (the "Plaintiffs") filed an action (the "Complaint") in San Mateo County Superior Court against the Company, Telegen Display Laboratories, Inc. ("TDL") and certain former officers and/or directors of the Company. Plaintiffs allege that defendants made false and misleading statements to the Plaintiffs when the Company sold TDL common stock for $5,000,000 to the Plaintiffs on or about May 30, 1996. The Complaint alleges violations of Cal. Corp. Code ss.ss. 25401, 25501, fraud and deceit and negligent misrepresentation. It seeks rescission of the purchase of TDL common stock and restitution of $5,000,000, unspecified compensatory and punitive damages, interest, costs and attorneys' fees. On May 18, 1998, the Company and the other defendants removed this action to the United States District Court for the Northern District of California. On July 7, 1998, the Company and the other defendants filed a motion to compel arbitration and stay action pending arbitration and the Plaintiffs filed a motion for remand to state court. Both of these motions presently are scheduled to be heard by the court on September 22, 1998. The Company believes the Complaint is without merit and intends to defend such matter vigorously. To the extent the Plaintiffs were to succeed in this matter, Telegen's results of operations and financial condition would be materially adversely affected.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  1.       Exhibits



Exhibit
  No.                                  Exhibit Title
------------  ------------------------------------------------------------------
     2.2*     Asset Purchase of TCC Agreement by and between Synercom,  Inc. and
               Telegen Corporation dated April 1, 1997
     3.1+     Articles of Incorporation of Telegen Corporation dated  August 29,
              1996 [formerly known as Solar Energy Research Corp.]
     3.2+     Certificate of Amendment to Articles of  Incorporation  of Telegen
              Corporation  dated  September 25, 1996  [formerly  known  as Solar
              Energy Research Corp.]
     3.3++    Certificate  of  Determination  with  respect  to  the  Company's outstanding  Series A Preferred  Stock filed with the  California
              Secretary of State March 20, 1997
     3.4+     Bylaws of Telegen Corporation
     3.5*     Certificate of Amendment of Bylaws effective August 6, 1997
     4.3**    Form of Convertible  Promissory Note issued by the Company to the investors  and to a  placement  agent  for the Note  and  Warrant
              Financing initiated on April 1, 1998
     4.4**    Form of $0.38  Warrant to  purchase  Common  Stock  issued by the
              Company to investors in the Note and Warrant Financing  initiated on April 1, 1998
     4.5**    Form of $0.38  Warrant to  purchase  Common  Stock  issued by the
              Company to  placement  agents for the Note and Warrant  Financing initiated on April 1, 1998
     4.6**    Form of  Convertible  Promissory  Note issued to Nevada  Anderson pursuant to that certain Satisfaction and Release Agreement dated
              May 5, 1998
    11.1***   Statements Re Computation per Share-Earnings
    27.1      Financial Data Schedule
------------------------
* Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed by the Company on April 15, 1998 and Amended on April 30, 1998.
** Incorporated by reference to the Registration Statement on Form S-3 filed by the Company on May 22, 1998 (File No. 333-53535).
*** Incorporated by reference to the Consolidated Statements of Operations and Comprehensive Income Statement and the accompanying footnotes to the financial statements herein.
+ Incorporated by reference to the Quarterly Report on Form 10-QSB filed by the Company on November 12, 1996
++    Incorporated  by  reference  to the 8-K filed by the  Company on March 25,
      1998

                  2.       Reports on Form 8-K

         The following Current Report on Form 8-K filed by the Registrant during the quarter ended June 30, 1998:

         1.       8-K filed on April 7, 1998 to report that the Registrant  sold
                  all  the  assets  of  its  wholly-owned   subsidiary   Telegen
                  Communications Corporation, a California corporation.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TELEGEN CORPORATION

Date:  August 14, 1998       By: /s/ Fred Kashkooli
                                ------------------------------------------------
                                Fred Kashkooli
                                Chief Executive Officer
                                (Duly Authorized Officer and Principal Financial and Accounting Officer)

                                                     Exhibit Index




   Exhibit
     No.                               Description
------------   -----------------------------------------------------------------
    27.1       Financial Data Schedule