Form 10KSB
period 1998-12-31
TELEGEN CORP /CO/
filed 2000-12-08
CIK 906448

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to __________

                         Commission file number 0-21864

                               TELEGEN CORPORATION
        (Exact name of small business issuer as specified in its charter)


       CALIFORNIA                                        84-067214
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)



           1840 GATEWAY DRIVE, SUITE 200, SAN MATEO, CALIFORNIA 94404
                     (Address of principal executive offices)
                                 (650) 261-9400
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK.

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     For the fiscal year ended December 31, 1998, the issuer's revenues were approximately $58,000. As of December 31, 1998, the aggregate market value of issuer's voting stock held by non-affiliates was $220,311.

     Documents Incorporated by Reference: Yes

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 13(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court. Yes [X] No [ ]

     This Report on Form 10-KSB contains information concerning the issuer relating to the fiscal year ended December 31, 1998, except where otherwise indicated.

                               Telegen Corporation
                          Annual Report on Form 10-KSB
                                Table of Contents


 PART I

      ITEM 1.    DESCRIPTION OF BUSINESS............................................... 3
      ITEM 2.    DESCRIPTION OF PROPERTY............................................... 9
      ITEM 3.    LEGAL PROCEEDINGS..................................................... 9
      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................... 10

 PART II

      ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............. 10
      ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................... 11
      ITEM 7.    FINANCIAL STATEMENTS.................................................. 16
      ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE................................ 17

 PART III

      ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                 PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT............ 17
      ITEM 10.   EXECUTIVE COMPENSATION................................................ 19
      ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........ 23
      ITEM 12.   CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS............... 24
      ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....... 24


    SIGNATURES

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," "Item 3. Legal Proceedings" and "Item 6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Telegen Corporation ("the Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 1998.

BUSINESS OF TELEGEN

Telegen Corporation ("Telegen" or the "Company") is a high technology company with products in development in the flat panel display market. At present, Telegen is organized as a holding company with two inactive subsidiaries. Telegen Display Laboratories, Inc. ("TDL"), a California corporation and a controlled second tier subsidiary of the Company, is developing a low-cost flat panel display technology to compete with other types of flat panel displays. Telegen Communications Corporation ("TCC"), a California corporation and a wholly-owned subsidiary of the Company, formerly developed, manufactured and marketed a line of internet and intelligent telecommunications products which provide additional features to existing telephone equipment used by consumers and small businesses. Telegen's corporate offices are located at 1840 Gateway Drive, Suite 200, San Mateo, CA 94404, (650) 261-9400.

Telegen was incorporated in California on August 30, 1996. This corporation was formed to acquire Telegen Communications Corporation, formerly known as Telegen Corporation, and Solar Energy Research Corporation, a publicly held shell corporation. In the period ending December 31, 1998, certain significant developments occurred. On April 1, 1998, the Company sold substantially all of its assets in TCC to SynerCom, Inc. ("SynerCom"), a company controlled by two affiliates, Frederick T. Lezak, Jr. and Dennis A. Lempert. In consideration for such sale, the Company received (i) a total of $500,000, including $350,000 in cash and $150,000 in a promissory note, (ii) certain future royalties, and (iii) certain TCC liabilities were assumed by the purchasing entity. On November 15, 1998, the Company declared SynerCom in default of the asset purchase agreement for failure to make payments required under the agreement. In a subsequent event, on July 10, 2000, the Company recovered substantially all of the assets of TCC in return for a payment of $160,000 to SynerCom by the Company and a general release between the Company, SynerCom and its principals.

On April 1, 1998, the Company accepted the resignation of Frederick T. Lezak, Jr., as Executive Vice President and a director of the Company and as President, CEO and a director of TCC. On October 1, 1998, the Company accepted the resignation of Fred Y. Kashkooli as Chief Executive Officer. On October 1, 1998, the Company accepted the resignations of Gilbert F. Decker as Chairman and a director, James R. Iverson, Gregory Bell and Larry J. Wells as directors and appointed Eric V. Stafford and John McMullen as directors. On October 11, 1998, the Company appointed Jessica L. Stevens, a director, as Chair of the Board, President and CEO, Bonnie Crystal, a director, as Executive Vice President, Chief Technology Officer and Secretary, and Eric V. Stafford as Chief Financial Officer. In a subsequent event, on March 5, 1999, the Company accepted the resignations of Eric V. Stafford as Chief Financial Officer and a director and John McMullen as a director.

On October 28, 1998, the Company commenced a reorganization case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division ("Bankruptcy Court"), designated as IN RE TELEGEN CORPORATION, case number 98-34876-DM-11. During the period of its reorganization, the Company managed its affairs as a "debtor-in-possession", subject to supervision of the Bankruptcy Court, including the requirements that the Company file certain reports and seek court approval for certain actions, primarily any actions outside the ordinary course of business. In subsequent events, the Company filed a Plan of Reorganization on April 22, 2000 and the Bankruptcy Court confirmed the Plan of Reorganization on June 28, 2000.

TELEGEN DISPLAY LABORATORIES, INC.

Telegen Corporation, through its second tier subsidiary, Telegen Display Laboratories, Inc. ("TDL"), is developing a proprietary flat panel display technology known as High Gain Emissive Display ("HGED"), which represents a departure from the current product offerings on the market today. The Company believes that this technology has visual characteristics and potentially relative ease of manufacturing and low costs that could enable Telegen to become a significant participant in the display business.

Telegen expects its HGED flat panel display technology to compete favorably against other flat panel display technologies, presently including Active Matrix Liquid Crystal Display technology ("AMLCD"), Field Emission Display technology ("FED"), Plasma Display Panel technology ("PDP") and Organic Light Emitting Diode technology ("OLED"), in terms of resolution, brightness, color, viewing angle and manufacturability. More significantly, Telegen believes HGED displays may be manufacturable in large sizes at a lower cost than the other technologies and, since HGED display fabrication requires minimal semiconductor processing, the Company believes the cost of a manufacturing plant could be less than a comparable AMLCD plant with a larger production capacity.

Telegen also believes a second generation of the HGED technology, known as "Level 5" technology, which will require further development before commercialization, could potentially provide enhanced performance with lower manufacturing costs than AMLCD and other flat panel display technologies.

Primary differences between the Telegen flat panel display and a good quality Cathode Ray Tube ("CRT") monitor include its reduced thickness and weight, lower operating voltage, higher reliability and potentially brighter presentation. Telegen believes that these features could make HGED displays desirable for many products in today's display marketplace.

The HGED technology is an emissive display technology similar in aspects to the CRT and the Vacuum Fluorescent Display but which utilizes, among other technical details, an enhanced thermionic electron generating structure, a proprietary row control structure, proprietary phosphor technology and proprietary electronic driver systems to construct a simple, flat, low voltage CRT-like display. Whereas the traditional CRT uses very high voltages (Greater than 25,000 volts) and high magnetic fields to control a single, high powered electron beam located far from the faceplate, the HGED controls dozens of small, low powered close-in beams, creating a display less than 1.5" in thickness.

Laboratory prototypes based upon aspects of the Telegen technology have been fabricated in sizes up to 10.5" diagonal with full color and full gray scale and which run a television standard (NTSC) signal from a videotape. Additionally, high brightness test cells have been constructed in the next step of development for the more advanced and potentially lower cost Level 5 technology.

Telegen believes that its flat panel display technology has substantial value. Telegen is in active discussion with several prospective partners to obtain substantial new capital in the form of either an equity investment in Telegen, a new joint venture company or project financing, which Telegen will need to complete development of the HGED technology and build a pilot production facility. Telegen's research and development facility is located in Silicon Valley and the Company plans to license the manufacturing of the display into a broad range of display markets in order to facilitate the quickest possible market acceptance.

Telegen plans to establish a prototype production line in new facilities in early 2001, which could produce a limited number of displays per year, and then to build a full scale production plant (250,000 displays per year capacity) in 2002/2003 with the proceeds from future funding. In 1996, Telegen sold a 10% equity interest in TDL for $5 million to a joint venture investment group based in Singapore. Along with the investment, the joint venture group was granted an option to acquire licenses to build up to four plants in specified Asian locations, each with the capacity to produce up to one million flat panel displays per year.

On January 7, 1998, the Singapore based joint venture investment group (the "Plaintiffs") filed a complaint in Superior Court, San Mateo County, CA, against the Company, TDL and certain current and former officers and directors of Telegen. In a subsequent event, on July 29, 1999, the Company settled the litigation with each party denying any liability, return of the 10% interest in TDL to the Company, termination of the plant licenses and a payment of insurance proceeds by Telegen's D&O insurers with no costs to the Company or the other defendants. See "Item 3. Legal Proceedings."

DISPLAY PATENTS AND MANUFACTURING

On November 7, 1998, the Company received its first U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent # 5,831,397 titled "Deflecting Apparatus for a Flat Panel Display Illuminated by Electrons." The Company currently has three additional flat panel display patents pending and expects to file up to five new flat panel display patents over the next two years. The Company expects these and future patents to protect its proprietary technologies and techniques for building highly cost effective flat panel displays without the use of high-tech semiconductor facilities.

No arrangements have been completed regarding the manufacture of flat panel displays based upon the Company's HGED technology. The HGED technology is expected to eventually cost under $5.00 per square inch in high volume production. Telegen believes that pricing at this level, if achieved, will give it a competitive advantage, assuming the costs of competing technologies are not also reduced to these levels. No assurances can be given that these manufacturing costs can ever be achieved by the Company. Although it is difficult to precisely project the capital costs for establishing a high volume manufacturing facility, Telegen's initial estimates indicate that the entry cost into the display business utilizing the HGED flat panel display technology could be significantly lower than other competitive emerging technologies.

FLAT PANEL MARKET

For close to the past 50 years, the Cathode Ray Tube ("CRT") has been the gold standard against which all displays are judged. Producing the brightest display with the highest contrast, fastest speed and highest resolution, the CRT accounts for over 90% of the worldwide market for displays. In 1997 alone, it is estimated that over 78 million 15" to 17" CRT-based computer monitors were sold, as well as over 120 million CRT-based television sets. By the year 2000, it is estimated that CRT-based computer monitor sales alone will rise to over 100 million units sold.

Despite its dominance of the display market, the CRT has its shortcomings, making it vulnerable to new technologies capable of providing equal performance at reasonable cost. Besides its weight, bulk and handling issues, the CRT requires dangerously high electrical voltages (Greater than 25,000 volts), generates magnetic and electrical fields and, most alarming, the CRT generates harmful X-rays.

In development since the early 1970s, the flat panel display has been utilized in a wide variety of consumer and industrial applications. In the mid 1980s, due to its thin size, light weight, low voltage and low power consumption, the flat panel display fueled the emergence and growth of the laptop computer, one of the fastest growing computer segments. The predominant flat panel technology, the Active Matrix Liquid Crystal Display or AMLCD, fueled by the growth of the laptop market, is estimated to account for 74% (in dollars) of the worldwide flat panel market today.

The total flat panel display market, as estimated by Stanford Resources, Inc, is $13.6B for 1998, growing to an estimated $19B by the year 2000 and to an estimated $31B by the year 2003, an annual growth rate of approximately 18%. Of this total, AMLCD is estimated to account for $10B in 1998 and is projected to account for $14.3B in 2000 and $23.8B in 2003.

Telegen believes that it is enviably situated to capture a significant portion of the expanding flat panel display market over the next five years. The three major competing technologies, AMLCD, FED and PDP, all suffer from serious drawbacks in critical areas.

Since Telegen anticipates that its display may cost less than an equivalent AMLCD display, Telegen expects to have a significant competitive advantage in a number of flat panel display markets. AMLCD manufacturing costs have plateaued and increased display sizes have decreased yields as well as raised plant costs. Additionally, demand for AMLCDs outstripped supply for the first time at the end of 1998 and prices are now expected to rise through 2000.

FED technology has been demonstrated in sizes up to 15" diagonal (with defects) but, due to yield issues and the availability of production equipment, has not been commercially manufactured in large sizes. Since the FED is a semiconductor-based technology like AMLCD, increased display sizes can lead to decreased yields as well as increased plant costs.

PDP displays have been in limited production since 1994 but have yet to achieve any meaningful cost reductions, making PDP one of the most expensive flat panel display technologies commercially available today.

The HGED technology does not suffer from the limitations inherent in semiconductor-based display technologies. Displays constructed using HGED technology do not have millions of transistors built directly into the display (like AMLCD) or millions of microscopic emission structures under each picture element (like FED). It is expected that manufacturing plant cost for HGED will be closer to that of the CRT than to semiconductor-based flat panel display technologies.

FLAT PANEL COMPETITION

The market for information displays, including flat panel displays, is highly competitive, and the Company expects this to continue. Telegen believes there is currently no comparable flat panel display with the potential low cost, full emissive color, full gray scale and the other attributes of the HGED technology available commercially from any other source in volume production. The standard flat panel displays currently available in volume production are Passive Matrix LCD and Active Matrix LCD or AMLCD. These displays are manufactured in high volume by a number of large Japanese companies, including Toshiba, Epson, Matsushita, Seiko, Hitachi, NEC and Sharp Electronics.

Several Japanese companies have recently introduced color plasma-driven liquid crystal display ("LCD") flat panel displays of 40" diagonal size which are available in the U. S. for about $8,000 retail.

Full-color Plasma Display Panels ("PDP") have been in limited production since 1994 and are available in the U. S. in sizes from approximately 27" diagonal to 42" diagonal and at retail prices ranging from $5,000 to $20,000. They are manufactured by a number of Japanese companies, including Fujitsu, Matsushita, Hitachi and NEC and the Korean display manufacturer Orion Electric Company.

Additionally, a number of companies, including Candescent Technologies Corporation, PixTech and Motorola are developing a technology known as Field Emission Display (FED). FED displays are constructed using semiconductor technology and are therefore inherently expensive and limited in size to the available production equipment. FED displays are not available in volume production at this time.

A new technology known as Organic Light Emitting Diode ("OLED") is presently in development at a number of universities including Princeton University and USC as well as US-based companies, including eMagin Corporation (formerly FED Corporation), Motorola, Universal Display Corporation and Eastman Kodak. OLED production displays are not available in volume production at this time.

The market for Telegen's display products is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. Telegen's success will be dependent in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and enhanced products on a timely basis. If Telegen is unable to do so, Telegen's results of operations will be materially adversely affected. With regard to its flat panel display technology, there are other more developed and accepted flat panel display technologies already in commercial production which will compete with Telegen's technology. There are a number of well funded U. S. companies, such as Candescent Technologies, Motorola, Kopin, PixTech and IBM, which are developing products to compete with the Company's HGED flat panel display technology. There can be no assurance that the Company will be able to compete effectively against these or any of its competitors, most of whom have substantially greater financial resources than the Company.

There can be no assurance that Telegen will be successful in the development of its flat panel technology or that Telegen will not encounter technical or other serious difficulties in its development, commercialization or volume manufacturing which would be materially adverse to Telegen's results of operations.

The market for flat panel displays is dominated by major Japanese companies such as Sharp Electronics, Toshiba and Sony. Telegen expects this competition to continually increase. There can be no assurance that Telegen will be able to compete effectively against its competitors, most of whom have substantially greater financial resources than Telegen. Flat panel displays manufactured utilizing AMLCD technology have been in production for over 10 years and have proven market acceptance. New technologies, such as FED, OLED and Color Plasma, are in development by a number of potential competitors, most, if not all, of whom have greater financial resources than Telegen. Telegen does not own or lease a manufacturing facility for, and has not begun the process of, volume manufacturing of flat panel displays. There can be no assurance that Telegen's flat panel technology can compete successfully on a cost or display quality basis with these other technologies. Further, there can be no assurance that Telegen's efforts to obtain patent protection for its flat panel technology will be successful or, if patent protection is obtained, that Telegen's patent(s) will provide adequate protection.

TELEGEN COMMUNICATIONS CORPORATION

Telegen Communication Corporation ("TCC"), formerly known as Telegen Corporation, was organized in May 1990, for the purpose of designing, developing, manufacturing and marketing a line of telephone accessory products for the consumer and small business markets.

All of the assets of TCC were sold to SynerCom, Inc., a Nevada corporation ("SynerCom") organized by a group of investors led by Frederick T. Lezak, Jr., an executive officer and director of the Company, on April 1, 1998 for $500,000, $350,000 in cash and $150,000 in the form of an eighteen month promissory note, the assumption of certain wage, tax and other liabilities, and certain royalties on certain products sold for a period of three years.

On November 15, 1998, the Company declared SynerCom in default of the asset purchase agreement for failure to make payment required under the agreement. In a subsequent event, on July 10, 2000, the Company recovered substantially all of the assets of TCC in return for a payment of $160,000 to SynerCom by the Company and a general release between the Company, SynerCom and its principals.

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

From formation until April 1, 1998, when substantially all of its assets were sold to SynerCom, TCC developed, manufactured and marketed a line of intelligent telecommunications products, providing enhanced features to existing telephone equipment and services for consumers and small businesses. TCC is presently an inactive subsidiary of the Company.

In 1991, TCC introduced its initial telecommunications product, a telephone call restrictor known as "TeleBlocker", to provide consumers and small businesses with the ability to restrict outgoing telephone usage in order to control costs. Telegen sold this product under its own brand and in partnership with companies such as AT&T and Bell Atlantic. In 1995 and 1996, TCC developed a line of telephone dialers, known as the "Automated Carrier Selector", to give consumers the ability to automatically reroute outgoing calls to alternative long distance companies. Telegen's dialer products were sold primarily through long distance companies such as MCI and Sprint.

TCC's dialer products incorporated a proprietary technology known as "Parallel Technology", which allows one dialer device, plugged anywhere on a telephone line, to control all instruments on the line regardless of location and with no requirement for re-wiring. All of TCC's programmable products also utilized a proprietary technology known as the Remote Programming System ("RPS"). RPS is a combination of communications hardware, protocols and automated computer systems which enable TCC's Customer Service representatives to directly service and program any TCC product over the telephone line when a customer calls for assistance.

On December 31, 1996, the Company was awarded a broad (60 claims) U. S. patent covering the Parallel and RPS technologies, U. S. Patent # 5,590,182 titled "System for Interception and Transmission of Communication Signals on Telephone and Data Lines." This patent was assigned to SynerCom on April 1, 1998 but, in a subsequent event, was re-assigned back to Telegen in July 2000.

TELEGEN RESEARCH AND DEVELOPMENT

Telegen's research and development expenses for the years ending December 31, 1998 and 1997 were $537,760 and $4,400,036, respectively. Due to severe financial constraints, research and development expenses for the year 1998 were substantially below those of earlier years. Telegen estimates minimal expenditures for research and development related to flat panel display development for the year 1999.

In the year 1997, Telegen's research and development activities included work toward the development of products for its subsidiaries, Morning Star Multimedia, Inc. ("MSM") and Telegen Communications Corporation ("TCC"), as well as research and development activities for Telegen Display Laboratories, Inc. ("TDL"). On December 31, 1997, Telegen sold MSM to a group of investors lead by its management. On April 1, 1998, the Company sold substantially all of its assets in TCC to a company controlled by two affiliates. During 1997, TDL's research and development expense, which totaled approximately $2,687,840, was equipment and related overhead costs. Continued development of the flat panel display technology will continue to represent significant capital expenditures in the Company's near term.

Telegen's strong emphasis on new product and technology research and development will command management's primary attention for the foreseeable future. It will also comprise the primary use of Telegen's financial resources after completion of reorganization. The market for Telegen's products is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. Telegen's success will be dependent in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and enhanced products on a timely basis. In the past, Telegen has experienced substantial delays in developing its flat panel display technology and may experience similar delays in the future. If Telegen is unable, for technological or other reasons, to develop products in a timely manner in response to changes in the industry or if products or product enhancements that Telegen develops do not achieve market acceptance, Telegen's results of operations will be materially adversely affected.

TELEGEN INTELLECTUAL PROPERTY

Telegen has acquired all rights to the underlying technologies embodied in its product lines from the founders of Telegen or has developed such intellectual property internally. The Company has entered into agreements with each of its full-time employees (including its executive officers) that prohibit disclosure of confidential information to anyone outside of the Company both during and after employment. The Company also maintains employment agreements with all of its scientists and engineers which require disclosure and assignment to the Company of all proprietary rights to any ideas, discoveries or inventions relating to or resulting from the employee's work for the Company.

The Company routinely files for both United States and foreign patents on its technologies. Telegen believes, based upon the advice of patent counsel, that patent protection may be available to the Company on substantial portions of its technologies. On December 31, 1996, the Company was awarded a broad (60 claims)
U. S. patent covering its Parallel and RPS communications technologies, U. S. Patent # 5,590,182 titled "System for Interception and Transmission of Communication Signals on Telephone and Data Lines." This patent was assigned to SynerCom on April 1, 1998 but, in a subsequent event, was re-assigned back to Telegen in July 2000. On November 7, 1998, the Company received its first U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent # 5,831,397 titled "Deflecting Apparatus for a Flat Panel Display Illuminated by Electrons." The Company currently has three additional patents pending and expects to file up to five new patents over the next two years. As of December 31, 1998, the Company has not been issued any foreign patents. The Company also believes it retains copyright protection for the software used in its products as well as for its integrated circuit designs.

It is the policy of Telegen to aggressively protect, through all appropriate means, all if its legal rights to its technologies. There are currently no claims pending or asserted against any of the Company's technologies or intellectual property. The Company relies on a combination of patents, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect its rights pertaining to its products and technologies. Such protection, however, may not preclude competitors from developing products similar to the Company's products. In addition, the laws of certain foreign countries do not protect Telegen's intellectual property rights to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful. See "Item 6. Management's Discussion and Analysis - Risk Factors - Intellectual Property."

HGED FLAT PANEL DISPLAY LICENSING

The Company has established a corporate policy to actively explore licensing opportunities for all of its products and technologies. The Company has a number of proprietary technologies for which it has secured either patent or trade secret protection and which the Company believes are licensable. Telegen believes that its HGED flat panel display technology has substantial value and could be the basis of both strategic relationships as well as licensing opportunities. The Company believes that, if it can license the HGED technology on favorable terms to a wide range of companies located in all major markets, both domestic and foreign, it can achieve the quickest possible market acceptance of the technology.

REGULATORY MATTERS

Telegen's subsidiary, Telegen Communications Corporation, developed and manufactured products that are required to comply with the Federal Communications Commission ("FCC") Rules, Part 68, as amended. Before such products can be sold, they must be tested for compliance by an accredited independent testing laboratory and the test results submitted to the FCC. The manufacturer then receives an FCC Registration Number, which must be displayed on each product. To the Company's knowledge, for the period up to the sale of substantially all of TCC's assets, TCC has been compliant with all FCC requirements for its telecommunications products.

Telegen's flat panel display subsidiary, Telegen Display Laboratories, Inc., currently inactive, is subject to handling and reporting requirements of the U.S. Environmental Protection Agency (the EPA), the California Occupational Safety and Health Administration (CalOSHA) and local environmental authorities regarding the handling and storage of certain chemical materials used in the development and manufacture of its flat panel displays. The Company believes it is in full compliance with all rules, regulations and requirements promulgated by these authorities and maintains and aggressive internal safety and compliance program. See "Item 6. Management's Discussion and Analysis - Risk Factors - Federal, State and Local Regulatory Rules and Regulations."

TELEGEN EMPLOYEES

As of December 31, 1998, Telegen employed 3 persons on a full-time basis. Telegen also employs consultants and independent contractors, many of whom the Company intends to hire as full time employees upon completion of its reorganization. Telegen believes that its employee relations are good. In October 1998, the majority of Telegen's staff resigned. The Company's future success will depend in significant part upon the continued service of certain remaining key technical and senior management personnel, and Telegen's ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Competition for such personnel is intense. See "Item 6. Management's Discussion and Analysis - Risk Factors - Telegen's Dependence Upon Key Personnel."

Telegen has entered into agreements with each of its employees (including its executive officers) that prohibit disclosure of confidential information to anyone outside of Telegen both during and after employment and requires disclosure and assignment to the Company of all proprietary rights to any ideas, discoveries or inventions relating to or resulting from the employee's work for Telegen.

Telegen has limited marketing experience and expanding the Company's markets will require significant expenses, including additions to personnel. There can be no assurance that Telegen will have all the capital resources necessary to expand its sales and marketing operations or that Telegen's attempts to expand its sales and marketing efforts will be successful.

ITEM 2.  DESCRIPTION OF PROPERTY

Telegen maintains its corporate offices at 1840 Gateway Drive, Suite 200, San Mateo, California 94404. Also located at this address are the corporate offices of Telegen's subsidiaries, Telegen Communications Corporation and Telegen Display Laboratories, Inc. Through December 31, 1998, the Company also utilized approximately 1,200 square feet of office and laboratory space in Foster City, California, provided rent free to the Company by its President, Jessica L. Stevens.

From approximately October 1, 1996 through September 30, 1998, the Company and its subsidiaries, Telegen Communications Corporation and Telegen Display Laboratories, Inc., maintained corporate offices at 101/199 Saginaw Drive, Redwood City, California, 94063. On September 30, 1998, pursuant to a stipulation entered into by the former management in an unlawful detainer action brought by Telegen's former landlord, Metropolitan Life Insurance Company ("MetLife"), a judgment was entered against the Company, which, among other things, declared that the Company's leases for its Redwood City business premises had been forfeited. Had they not been terminated, the leases had terms extending for another thirty-four months and their rental rates appeared to have been substantially below current market rates.

All of Telegen's business and technology records were located in the Redwood City premises, as well as a substantial amount of furniture, laboratory equipment and Telegen's HGED flat panel prototype assembly line. Therefore, the current management determined that its best course of action was to commence a Chapter 11 Case because, among other things, commencement of the case might preserve the Company's equity in the leases and stay any efforts by MetLife to remove Telegen's property before it could be organized and removed in an orderly manner by the Company. On October 28, 1998, the Company commenced a reorganization case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division, designated as IN RE TELEGEN CORPORATION, case number 98-34876-DM-11. By December 31, 1998, the Company had removed and stored all of its valuable property and records from its former Redwood City facilities. However, termination of the leases divested the Company of its only existing research and production facilities at the time.

On or about December 28, 1998, the Company commenced an adversary proceeding against MetLife in the Bankruptcy Court seeking avoidance of the termination of the leases on the grounds that the transfer to MetLife of the Company's equity in the leases constituted a fraudulent transfer within the meaning of the Bankruptcy Code and seeking to recover the value of those transferred leases, estimated to be in excess of $500,000 after allowed offsets to the Landlord. In a subsequent event, the adversary proceeding against MetLife was settled in January 2000 with MetLife reducing its claim in the Chapter 11 Case from $1,018,553.95 to $250,000 and the Company allowing MetLife a $75,000 administrative claim to cover post petition decommissioning and marketing costs for both premises.

Telegen's current facilities are inadequate to complete development of the HGED display technology and therefore the Company plans to lease additional larger facilities as soon as practicable. Telegen believes there is adequate space available in its immediate area for these new facilities, but there can be no assurance that additional space can be located on favorable terms or that the Company will not incur significant expenses to relocate to new facilities. In a subsequent event, the Company entered into a sublease in December 1999 of approximately 2,000 square feet of R&D facilities at 1167A Chess Drive, Foster City, California, at a net cost of approximately $3,300 a month, including Telegen's respective share of the building's operating expenses.

ITEM 3.  LEGAL PROCEEDINGS

BANKRUPTCY. On October 28, 1998, the Company commenced a reorganization case ("Chapter 11 Case") under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division ("Bankruptcy Court"), designated as IN RE TELEGEN CORPORATION, case number 98-34876-DM-11. At the time of this filing, the Company estimated the value of its assets to be approximately $128,309 and liabilities to be approximately $3,854, 288. During the period of its reorganization, the Company managed its affairs as a "debtor-in-possession", subject to supervision of the Bankruptcy Court, including the requirements that the Company file certain reports and seek court approval for certain actions, primarily any actions outside the ordinary course of business. In subsequent events, the Company filed a Plan of Reorganization on April 21, 2000 and the Bankruptcy Court confirmed the Plan of Reorganization on June 28, 2000.

SHAREHOLDER SUIT. The Company and its subsidiary, Telegen Display Laboratories, Inc. ("TDL"), were named defendants in a complaint (the "Complaint") filed January 7, 1998 in Superior Court, San Mateo County, CA, by IPC Corporation, Ltd., Transtech Electronics, Pte,

Ltd., and IPC-Transtech Display, Pte, Ltd, (collectively, the "Plaintiffs"). The Complaint alleges that the Company committed material misrepresentations when the Company sold Plaintiffs a 10% interest in TDL for $5,000,000 on May 30, 1996. Along with the investment, the Plaintiffs were granted an option to acquire licenses to build up to four plants in specified Asian locations, each with the capacity to produce up to one million flat panel displays per year. Additional named defendants included Jessica L. Stevens, Warren M. Dillard, Bonnie Crystal, and William J. P. Weiland, all then former officers of the Company. The Plaintiffs sought rescission of the original purchase, complete restitution of the $5,000,000, interest, punitive damages, costs and attorneys' fees. In a subsequent event, on July 29, 1999, the Company settled the litigation on confidential terms with each party denying any liability, return of the 10% interest in TDL to the Company, termination of the plant licenses and a payment of insurance proceeds to the Plaintiffs by Telegen's D&O insurers with no costs to the Company or the other defendants.

METLIFE SUIT. On September 30, 1998, pursuant to a stipulation entered into by the former management in an unlawful detainer action brought by Telegen's former landlord, Metropolitan Life Insurance Company ("MetLife"), a judgment was entered against the Company which, among other things, declared that the Company's leases for its former business premises at 101/199 Saginaw Drive, Redwood City, California 94063 had been forfeited. Had they not been terminated, the leases had terms extending for another thirty-four months and their rental rates appeared to have been substantially below current market rates. Termination of the leases also divested the Company of its only existing research and production facilities at the time.

On or about December 28, 1998, the Company commenced an adversary proceeding against MetLife in the Bankruptcy Court seeking avoidance of the termination of the leases on the grounds that the transfer to MetLife of the Company's equity in the leases constituted a fraudulent transfer within the meaning of the Bankruptcy Code and seeking to recover the value of those transferred leases, estimated to be in excess of $500,000 after allowed offsets to the Landlord. In a subsequent event, the adversary proceeding against MetLife was settled in January 2000 with MetLife reducing its claim in the Chapter 11 Case from $1,018,553.95 to $250,000 and the Company allowing MetLife a $75,000 administrative claim to cover post petition decommissioning and marketing costs for both premises.

MISCELLANEOUS SUITS. Throughout 1998, numerous actions were filed against the Company seeking payment for debts. The Chapter 11 filing on October 28, 1998 stayed all of these actions and they were resolved upon confirmation of the Company's Plan of Reorganization.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fiscal year ended December 31, 1998.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 1998, the common stock of the Company traded on the over-the-counter Electronic Bulletin Board (the "EBB"). The EBB is a real-time electronic quotation service for over-the-counter securities. The EBB is not an automated quotation system and is characterized by low volume of trading and lack of liquidity. There is no assurance that the EBB can or will provide sufficient liquidity to holders of the Company's common stock. The common stock was trading on the Nasdaq SmallCap Market until January 22, 1998.

In a subsequent event, on April 19, 2000, the Company's common stock was delisted from the EBB and listed on the Pink Sheets. The Pink Sheets is not an automated quotation system and is characterized by low volume of trading. There is no assurance that the Pink Sheets can or will provide sufficient liquidity for the purchase and sale of the Company's common stock. The Company intends to return to the Nasdaq SmallCap market as soon as it meets the listing and maintenance requirements. On February 22, 1998, Nasdaq raised such listing and maintenance requirements. There can be no assurance that the Company will be successful in relisting its stock on the Nasdaq SmallCap Market, in the near future, if at all, or that, if such efforts are successful, a broad trading market will develop in the Company's stock.

The following table sets forth the quarterly high and low bid prices of the Company's common stock from January 2, 1997 until December 31, 1998. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share data in the following table has been retroactively restated to reflect this reverse stock split. Such prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.


                     QUARTER ENDED             BID PRICES
                     -------------         -------------------
                                            HIGH        LOW
                                           --------   --------
                     March 31, 1997        $160.00     $153.60

                     June 30, 1997         $ 83.20     $ 73.60

                     September 30, 1997    $ 56.00     $ 53.60

                     December 31, 1997     $ 27.20     $ 15.20

                     March 31, 1998        $ 17.44     $  4.48

                     June 30, 1998         $ 22.08     $  4.32

                     September 30, 1998    $  7.68     $  1.60

                     December 31, 1998     $  2.08     $  0.32


As of December 31, 1998, there were 940,830 post-effective shares issued and outstanding and approximately 707 holders of record of the Company's common stock. The Company believes that a significant number of beneficial owners of its common stock hold shares in street name. No dividends have ever been paid to Telegen's common stock shareholders and Telegen does not anticipate paying dividends in the future.

On December 15, 1999, the Company commenced an offering (the "1999 Offering") of post reorganization shares of common stock of the Company (the "New Common Stock") at a price of $1.75 per share. On March 10, 2000 the Company closed the 1999 Offering upon the receipt of subscriptions for 4,000,000 shares of New Common Stock and gross proceeds of $7,000,000. The proceeds were held in escrow until confirmation of the Plan of Reorganization on June 28, 2000 and were thereafter released to the Company. Upon the effectiveness of the Company's Plan of Reorganization, the existing common stock of the Company was exchanged for the New Common Stock in a ratio of 16 existing shares of common shares for 1 share of New Common Stock. This is commonly referred to as a one-for-16 reverse split.

The 1999 Offering was conducted by Pacific West Securities, Inc., of Renton, WA, as placement agent and WMS Financial Planners, Inc., of Seattle, WA, as Investment Banking Advisor, together the Selling Agents. The Selling Agents earned a cash commission of ten percent (10%) of the gross proceeds of the 1999 Offering, or $700,000, which was subsequently paid in shares of New Common Stock of the Company at a rate of one share for each $1.75 of compensation otherwise payable. In addition, the Selling Agents earned a stock commission of three percent (3%) of the shares sold under the 1999 Offering, or 120,000 shares of New Common Stock of the Company. The Selling Agents were also issued a warrant to purchase 400,000 shares of New Common Stock of the Company at a price of $1.75 per share, exercisable until March 2003. The 1999 Offering was not registered under the Securities Act of 1933, as amended, and was conducted in reliance upon the exemption from registration afforded by Rule 506 of Regulation D under such Act. All of the purchases in the 1999 Offering were either accredited investors as defined in Regulation D or, with respect to no more than 35 of such investors, were sophisticated investors who were otherwise qualified to participate in such offering. Appropriate legends were placed upon the certificates representing the shares of New Common Stock offered and sold and appropriate instructions were given to the Company's transfer agent to restrict the resale of such shares.

On April 20, 1999, the Company issued a convertible promissory note (the "First Note") to Bernard Brown who had been a director of the Company from 1990 to 1995 and who became a director again on June 30, 2000. The note was in the principal amount of $100,000 and was due and payable upon the earliest of confirmation of a plan of reorganization or five years from issuance and bore interest at a rate of 10% per annum.

On December 3, 1999, the Company issued promissory notes (the "Bridge Notes") to a group of ten investors (the "Bridge Lenders") in the aggregate principal amount of $500,000 bearing interest at the rate of 15% per annum and due and payable one year from the date of issuance. In April 1999, the Company granted to Mr. Brown the option to convert the First Note to shares of New Common Stock of the Company at the rate of one share of New Common Stock for each $0.496 of indebtedness. In December 1999, the Company granted to the Bridge Lenders the option to convert the Bridge Notes into shares of New Common Stock at a rate of one share of New Common Stock for each $1.40 of indebtedness. The First Note and the Bridge Notes were issued pursuant to Section 364(b) of the Bankruptcy Code and were considered unsecured administrative expenses of the Company within the meaning of Section 1145(a)(1)(A) of the Bankruptcy Code.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Telegen, through its subsidiary and predecessor corporation, Telegen Communications Corporation ("TCC"), was organized and commenced operations in May 1990. From inception until 1993, Telegen was principally engaged in the development and testing of its telecommunications products. Telegen's first product sales and revenues were realized in 1991. Revenues in 1991 through 1995 were derived primarily from sales of Telegen's telecommunications products. In 1996, revenues were derived primarily from the operations of Morning Star Multimedia, Inc. ("MSM"), a subsidiary of the Company. In 1997, revenues were derived from the operations of MSM and TCC, a subsidiary of the Company. Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of December 31, 1998, Telegen had an accumulated deficit of $26,627,100. As of December 31, 1998, Telegen had a working capital deficit of $3,675,202. Telegen expects to continue to incur substantial operating losses through 1999. In order to become profitable, Telegen must successfully complete its reorganization, refinance its operations, develop commercial products, manage its operating expenses, establish manufacturing capabilities, create sales for its products and create a distribution capability.

Telegen has made significant expenditures for research and development of its products. In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.

RESULTS OF OPERATIONS

REVENUES. Revenues for the year ending December 31, 1998 were $57,900 compared to $1,038,402 for 1997. 1998 revenues were entirely attributable to sales by TCC of ACS 2010 product for the period January 1, 1998 through April 1, 1998, when the business of TCC was sold. 1997 revenues consisted of $574,916 of MSM revenues from software services under contract and product sales and $463,486 of TCC revenues. TCC revenues in 1997 included a $300,000 final payment under MCI contracts with the remainder from product sales.

COST OF GOODS SOLD. Cost of goods sold and contract services were $264,578 for the year ended December 31, 1998 and $328,085 for the year ended December 31, 1997. Cost of goods sold for 1998 related entirely to TCC product sales. Cost of goods sold for 1997 consisted of $93,793 for revenues derived from MSM and $234,292 for revenues derived from TCC.

RESEARCH AND DEVELOPMENT. Research and development expenses were $537,760 for the year ended December 31, 1998 and $4,400,036 for the year ended December 31, 1997. Decreased research and development expenses for 1998 resulted from reduced staffing and a cessation of activities in the last quarter of the year; all of the 1998 research and development expenses were attributable to Telegen Display Laboratories, Inc. ("TDL"). Increased research and development expenses for 1997 resulted from a full year of operation of the TDL research facility and expansion of research and development activities for MSM and TCC; of the 1997 research and development expenses, $2,687,840 was attributable to TDL, $1,088,337 was attributable to MSM and $623,859 was attributable to TCC.

SALES AND MARKETING. Sales and marketing expenses for the year ended December 31, 1998 were $147,853, compared with $1,368,767 for the year ended December 31, 1997. All of the sales and marketing expenses for 1998 were attributable to TCC. Of the 1997 sales and marketing expenses, $516,000 was attributable to TDL, $95,949 was attributable to MSM and $756,818 was attributable to TCC/Telegen Corporation. Approximately 51% of the sales and marketing expenses attributable to TDL, TCC and Telegen were related to participation in the Consumer Electronics Show in Las Vegas in January of 1997.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses for 1998 were $2,659,374 as compared with $5,553,209 for 1997. Of the 1998 general and administrative expenses, $448,212 was attributable to TDL, $2,112,685 was attributable to TCC and Telegen, and $98,477 was attributable as a fixed asset impairment loss. Of the 1997 general and administrative expenses, $368,791 was attributable to TDL, $807,723 was attributable to MSM and $4,376,695 was attributable to TCC and Telegen. Decreases in 1998 general and administrative expenses were related to reduced staffing, corporate activities and the relocation of Telegen to smaller facilities. The primary components of general and administrative expenses for 1998 were employee salaries and legal and accounting expenses related to SEC compliance. Increases in TCC and Telegen in 1997 were related to legal and consulting fees associated with patent activity, increased staffing and a full year of occupancy at its larger facility, and increased legal and accounting fees related to SEC compliance.

INTEREST INCOME AND EXPENSE. Interest expense for 1998 was $1,115,470 as compared with interest expense for 1997 of $60,195. All of the 1998 interest income and expense was attributable to Telegen. Of the 1997 interest income and expense, TDL contributed $18,754 of interest income and no interest expense, MSM contributed no interest income and $6,719 of interest expense, and TCC and Telegen contributed $10,415 of interest income and $82,645 of interest expense. Increases in interest expense for 1998 resulted from interest financing charges of $526,315, $52,632, $38,191 and $322,299 related to discount conversion features on a series of Convertible Note financings issued on April 1, 1998 for $500,000, April 1, 1998 for $50,000, April 23, 1998 for $33,526 and May 7, 1998 for $515,532, respectively. Decreases in interest income for 1997 for TDL were the result of decreasing balances in interest bearing accounts. Increases in interest expense for TCC and Telegen for 1997 resulted from decrease in interest bearing accounts and amortization of the discounts related to conversion features on $500,000 in Convertible Promissory Notes issued by Telegen in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. As of December 31, 1998, Telegen had raised $18,780,786 in net capital through the sale of Telegen common stock, and $4,605,010 in net capital through the sale of TDL common stock. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share and per share data in this section have been retroactively restated to reflect this reverse stock split.

In May 1996, Telegen formed Telegen Display Laboratories, Inc. ("TDL"), a subsidiary organized for the development and commercialization of the Company's unique flat panel display technology. Shortly after TDL's formation, IPC-Transtech Display Pte., Ltd. ("IPC-Transtech"), a Singapore-based joint venture company, acquired a 10% equity interest in TDL for a net investment in TDL of $4,600,000. Along with its investment in TDL, IPC-Transtech acquired an option to purchase licenses to build up to four flat panel display production plants.

In March 1997, Telegen completed a private placement of a new Series A Convertible Preferred stock, which resulted in $2.9 million in net proceeds to Telegen. Prior to the end of 1997, all shares of the new Series A Convertible Preferred stock had been converted into the Company's common stock.

In 1997, the Company initiated a series of private offerings of its common stock to fund ongoing operations. In August 1997, the Company closed a private offering to accredited investors of 13,775 shares of its common stock at a per share price of $36.00 with warrants to purchase 3,125 shares of the Company's common stock at an exercise price of $0.16 per share. In October 1997, the Company closed a private offering of 31,250 units (each, a "Unit") to accredited investors with a purchase price per Unit of $32.00. Each Unit consisted of (i) one share of common stock, (ii) a warrant to purchase one share of the Company's common stock at a $0.16 per share exercise price, and (iii) a warrant to purchase one share of the Company's common stock at a $64.00 per share exercise price. In November 1997, the Company issued ten Unit Notes, each Unit Note consisting of a convertible promissory note bearing interest at 6% per annum with a face value of $50,000 and a warrant to purchase 625 shares of the Company's common stock at an exercise price of $36.00 per share.

In April 1998, the Company issued a $500,000 convertible promissory note bearing interest at 6% per annum with a conversion price of $6.08 per share and a warrant to purchase $500,000 worth of shares of the Company's common stock at a conversion price of $6.08 per share. In May 1998, the Company issued a $515,532 convertible promissory note bearing interest at 6% per annum with a conversion price of $6.08 per share and a warrant to purchase 84,791 shares of the Company's common stock at a conversion price of $6.08 per share. The Company also issued 8,479 warrants at an exercise price of $6.08 per share as a commission for placement services valued at $51,553. In July 1998, the Company entered into a Satisfaction and Release Agreement in satisfaction of all debts to one individual and issued the individual a convertible promissory note valued at $225,000, which was convertible at $6.08 per share in the same month.

On April 1, 1998, SynerCom, Inc., ("SynerCom") purchased substantially all of the assets of the Company's subsidiary, Telegen Communications Corporation, valued at $207,584, from the Company in exchange for a cash payment of $350,000, a note receivable of $150,000, the assumption of certain wage, tax and other liabilities and the rights to royalty streams on certain Company products for up to three years. The note receivable was due in six installments of $25,000 each plus interest of 6% commencing on September 15, 1998. Subsequently, SynerCom defaulted on the note receivable. The Company recorded an allowance for uncollectibility of $150,000 as of December 31, 1998.

Due to the unavailability of cash resources for operations, Telegen issued 75 shares of common stock and 3,675 shares of common stock during 1998 and 1997, respectively, in lieu of cash as payment for certain operating expenses, legal fees and employee services, amounting to $6,00 and $252,174, respectively.

Throughout 1998, Telegen's current working capital has been very limited. The Company had a limited amount of readily available funds to cover immediate working capital needs such as employee wages, wage taxes, social security taxes, and lease payments. Furthermore, the Company has tax debts associated with federal and state wage withholding taxes and social security taxes in the amount of $350,000.

Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although Telegen believes it will obtain additional funding in 1999 and 2000, there can be no assurance that Telegen will be able to obtain such funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all, to meet its capital demands for operations and to complete its reorganization. If adequate funds are not available to complete its reorganization, Telegen's Chapter 11 Case might be converted to a case under Chapter 7, in which case a Chapter 7 trustee would likely liquidate the Company's assets. Telegen believes it will also require substantial capital to complete development of a finished prototype of the flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, the results of operations from the flat panel technology will be materially adversely affected.

Telegen does not have a final estimate of costs nor the funds available to build a full-scale production plant for the flat panel display and will not be able to build this plant without securing significant additional capital. Telegen plans to secure these funds either (1) from a large joint venture partner who would then be a co-owner of the plant or (2) through a future public or private offering of stock. Even if such funding can be obtained, which cannot be assured, it is currently estimated that a full scale production plant could not be completed and producing significant numbers of flat panel displays before early 2002. Telegen is also currently contemplating entering into license agreements with large enterprises to manufacture the displays. The manufacturers would also have the attributes of established manufacturing expertise, distribution channels to assure a ready market for the displays and established reputations, enhancing market acceptance. Further, Telegen would benefit from front-end license fees plus ongoing royalties for income. However, Telegen does not currently expect to have any such manufacturing license agreements in place before September 2001, or any significant production of displays thereunder before early 2002. Telegen is currently planning to establish a limited production/prototype line after reorganization, which will have the capacity to manufacture a limited number of marketable displays to produce moderate revenues. The cost of that production line is estimated to be about $10 million.

Telegen's future capital infusions will depend entirely on its ability to attract new investment capital based on the appeal of the inherent attributes of its technology and the belief that the technology can be developed and taken to profitable manufacturing in the foreseeable future. Efforts are currently being made with parties having substantial resources to conclude such capital formation. Such capital formation efforts are intended to infuse up to $35 million over a period of two years, including reorganization expenses and $10 million for a prototype plant.

Telegen's actual working capital needs will depend upon numerous factors including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty.

Telegen anticipates incurring substantial costs for research and development, sales and marketing activities after completion of its reorganization, expected in 2000. Management believes that development of commercial products, an active marketing program and a significant field sales force are essential for Telegen's long-term success. Telegen estimates that its total expenditures for research and development and related equipment and overhead costs will aggregate over $5,000,000 during 2000. Telegen estimates that its total expenditures for sales and marketing will aggregate over $1,000,000 during 2000.

                                  RISK FACTORS

In addition to the other information in this Report on Form 10-KSB, the following risk factors should be considered carefully in evaluating the Company and its business:

CHAPTER 11 PROCEEDING

Telegen filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on October 28, 1998. At the time of this filing, the Company estimated the value of its assets to be approximately $128,309 and liabilities to be approximately $3,854,288. If adequate funds are not available to complete its reorganization, Telegen's Chapter 11 Case might be converted to a case under Chapter 7, in which case the Company's assets would likely be liquidated by a Chapter 7 trustee, leaving no value for the shareholders. In subsequent events, on April 21, 2000, the Company filed a Plan of Reorganization with the Bankruptcy Court (the "Court") and on May 26, 2000 received authorization from the Court to seek the necessary approvals from its creditors and shareholders. On June 28, 2000, the Court confirmed the Company's Plan of Reorganization.

DEVELOPMENT STAGE COMPANY WITH NO REVENUES

Telegen is a developmental stage company with minimal revenues. The Company has been engaged in lengthy development of its flat panel display technology since 1995 and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from inception through December 31, 1998 is $26,627,100. The Company will continue to incur operating losses through 1999. In order to become profitable, the Company must successfully complete its reorganization, complete development of its HGED flat panel display technology, develop new products, establish a volume production line, successfully market and sell its display products, expand its distribution capability and manage its operating expenses. There can be no assurance that the Company will meet and realize any of these objectives or ever achieve profitability.

TELEGEN'S FUTURE CAPITAL NEEDS

Telegen's future capital requirements will depend upon many factors, including the final costs of Telegen's reorganization, the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although Telegen believes it will obtain adequate funding in 1999 and significant funding through 2000, there can be no assurance that Telegen will be able to obtain adequate funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all, to meet its capital demands through 1999/2000. If adequate funds are not available to complete its reorganization, Telegen's Chapter 11 Case might be converted to a case under Chapter 7, in which case the Company's assets would likely be liquidated by a Chapter 7 trustee, leaving no value for the shareholders. If adequate funds are not available for operations, as required, Telegen's results of operations will be materially adversely affected. Telegen believes it will also require substantial capital to complete development of a finished prototype of its flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, Telegen's results of operations from the flat panel display technology will be materially adversely affected.

TELEGEN'S EXPOSURE TO TECHNOLOGICAL AND MARKET CHANGE; DIFFICULTY IN DEVELOPING FLAT PANEL TECHNOLOGY

The market for Telegen's products is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. Telegen's success will be dependent in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and enhanced products on a timely basis. If Telegen is unable to do so, Telegen's results of operations will be materially adversely affected. With regard to its flat panel display technology, there are other more developed and accepted flat panel display technologies already in commercial production which will compete with Telegen's technology. The Company has not finished the development of a completed prototype of the HGED flat panel display technology and certain aspects of the HGED technology have not yet been fully developed or tested. There can be no assurance that Telegen will be successful in the development of its flat panel display technology or that Telegen will not encounter technical or other serious difficulties in its development, commercialization or volume manufacturing which would be materially adverse to Telegen's results of operations.

FLAT PANEL COMPETITION; FLAT PANEL PATENTS

Major Japanese companies such as Sharp Electronics, Toshiba and Sony dominate the market for flat panel displays. Telegen expects this competition to continually increase. There are also a number of well funded U. S. companies, such as Candescent Technologies, Motorola, eMagin, PixTech and IBM, which are developing products to compete with Telegen's HGED flat panel display. There can be no assurance that Telegen will be able to compete effectively against these or any of its competitors, most of whom have substantially greater financial resources than the Company. Flat panel displays utilizing AMLCD technology have been in production for over 10 years and have proven market acceptance. New technologies, such as FED, OLED and Color Plasma, are in development by a number of potential competitors, most of whom have greater financial resources than the Company. Telegen does not own or lease a manufacturing facility for, and has not begun the process of, volume manufacturing of flat panel displays. There can be no assurance that the Telegen's HGED technology can compete successfully on a cost, display quality or market acceptance basis with these other technologies. Further, although Telegen has received one U. S. patent, there can be no assurance that Telegen's efforts to obtain additional patent protection for its HGED technology will be successful or, if additional patent protection is obtained, that any or all of Telegen's patent(s) will provide adequate protection. Furthermore, there can be no assurance that Telegen's patents will not be successfully challenged in future administrative or judicial proceedings.

TELEGEN'S DEPENDENCE UPON LIMITED NUMBER OF MANUFACTURING SOURCES AND COMPONENT SUPPLIERS

Telegen currently relies upon a limited number of suppliers for the specialized components and materials used in its flat panel display product. Although Telegen is currently seeking to qualify alternative sources of supply, the Company has not yet contracted for alternative suppliers to provide such specialized components and materials. In the event that there were an interruption of production or delivery of these specialized items, Telegen's ability to complete HGED development milestones and deliver prototype products could be compromised, which would materially adversely affect Telegen's results of operations. Certain specialized components and materials are available from only a limited number of sources. Although to date Telegen has generally been able to obtain adequate supplies of these components, Telegen obtains these components on a purchase order basis and does not have long-term contracts with any of these suppliers. In addition, some suppliers require that Telegen either pre-pay the price of components being purchased or establish an irrevocable letter of credit for the amount of the purchase. The Company anticipates that, as it begins limited volume manufacturing of prototypes of its flat panel display, it will encounter similar limitations regarding components and materials. Telegen's inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in HGED development or introduction, which could have a material adverse effect on Telegen's results of operations.

TELEGEN'S NEED TO DEVELOP MARKETING EXPERIENCE

Telegen has limited marketing experience, and expanding Telegen's markets will require significant expenses, including additions to personnel. There can be no assurance that Telegen will have all the capital resources necessary to expand its sales and marketing operations, or that, even if such resources are available, that Telegen's attempts to expand its sales and marketing efforts will be successful.

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

INTELLECTUAL PROPERTY

Telegen relies on a combination of patents, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to preserve its rights pertaining to its products and technologies. Such protection, however, may not preclude competitors from developing products or technologies similar to those of Telegen. In addition, the laws of certain foreign countries do not protect Telegen's intellectual property rights to the same extent as do the laws of the United States. There can also be no assurance that third parties will not assert intellectual property infringement claims against Telegen or that Telegen will be successful in defending its intellectual property rights. Should an intellectual property infringement claim be asserted against Telegen, there is no assurance that Telegen will prevail in such litigation seeking damages or an injunction against the sale of Telegen's products or that Telegen will be able to obtain any necessary licenses on reasonable terms or at all.

FEDERAL, STATE AND LOCAL REGULATORY RULES AND REGULATIONS

Telegen's flat panel display subsidiary, Telegen Display Laboratories, Inc., currently inactive, is subject to handling and reporting requirements of the U.S. Environmental Protection Agency (the EPA), the California Occupational Safety and Health Administration (CalOSHA) and local environmental authorities regarding the handling and storage of certain chemical materials used in the development and manufacture of its flat panel displays. Although Telegen believes it is currently in compliance with all applicable rules, regulations and requirements, new regulations, rules and requirements are enacted continually, including local and state initiatives, and there can be no assurance that future rules, regulations, requirements or initiatives will not be enacted which could have a material adverse effect upon Telegen's results of operations.

LISTING OF THE COMPANY'S STOCK ON THE PINK SHEETS

The Company's common stock currently trades on the "Pink Sheets". The Pink Sheets is not an automated quotation system and is characterized by low volume of trading. There is no assurance that the Pink Sheets can or will provide sufficient liquidity for the purchase and sale of the Company's common stock. The Company's common stock was trading on the Nasdaq SmallCap Market ("SmallCap") until January 22, 1998, when it was listed on the Over-the-Counter Electronic Bulletin Board (the "EBB"). On April 19, 2000, the Company's common stock was delisted from the EBB and listed on the Pink Sheets. The Company intends to return to the SmallCap as soon as it meets the listing and maintenance requirements. On February 22, 1998, Nasdaq raised such listing and maintenance requirements. There can be no assurance that the Company will be successful in relisting its stock on the SmallCap, in the near future, if at all, or that, if such efforts are successful, a broad trading market will develop in the Company's stock.

ITEM 7. FINANCIAL STATEMENTS

The information required by this Item is set forth in the Company's Financial Statements and Notes thereto beginning at page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

PricewaterhouseCoopers LLP ("PwC") audited the financial statements of the Company for the fiscal year ended December 31, 1997. In a subsequent event, PwC resigned as the Company's auditor on March 9, 1999. The report on the financial statements of the Company for the years ended December 31, 1997 and 1996 did not contain an adverse opinion, disclaimer of opinion or qualification as to uncertainty, audit scope or accounting principles. The report for the fiscal year ended December 31, 1997 detailed negative cash flows from operations and a deficit shareholders' equity, all of which raised substantial doubt about the Company's ability to continue as a going concern. During 1997 and through March 9, 1999 preceding such resignation, there were no disagreements between the Company and PwC regarding any matters of accounting principles or practice, financial statement, disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. PwC was not engaged to review any interim period after the first quarter of 1998.

On May 23, 2000, the Company engaged Singer Lewak Greenbaum & Goldstein LLP ("SLGG") as its auditors. Prior to such engagement, the Company did not consult SLGG regarding the application of accounting principles to a specific transaction, the type of opinion that might be rendered on the Company's financial statements or any other matter required to be disclosed herein.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


(a) PROFILES OF DIRECTORS AND EXECUTIVE OFFICERS


                                                                                            DATE          DATE
       NAMES                        AGE   POSITION                                          COMMENCED     TERMINATED **
       -----                        ---   --------                                          ---------     -------------
       Jessica L. Stevens *         47    Chair of the Board/President/                     1990          N/A **
                                          Chief Executive Officer/Director

       Bonnie A. Crystal *          45    Executive Vice President/Chief Technical Officer/ 1990          N/A **
                                          Director

       Frederick Y. Kashkooli       58    Former Chief Executive Officer                    10/31/97      10/1/98

       Frederick L. Lezak, Jr.      58    Former Executive Vice President/Director          1990          4/1/98

       Eric V. Stafford             35    Chief Financial Officer/Director                  10/11/98      3/5/99

       Warren M. Dillard            56    Former Chief Financial Officer/Director           10/93         5/15/98

       Gilbert Decker               61    Former Chairman of the Board                      5/97          10/1/98

       John McMullen                35    Director                                          10/11/98      3/5/99

       James R. Iverson             69    Former Director                                   10/95         10/1/98

       Larry J. Wells               55    Former Director                                   10/97         10/1/98

       Gregory Bell                 43    Former Director                                   10/97         10/1/98


     * c/o Telegen Corporation 1840 Gateway Drive, Suite 200 San Mateo, California 94404

     ** Jessica L. Stevens and Bonnie Crystal were terminated as officers and employees on October 31, 1997 but remained directors. They were reappointed to their prior officer and employee positions on October 11, 1998.

JESSICA L. STEVENS has been an inventor and engineer since 1972. In May 1990, she co-founded Telegen Communications Corporation, then known as Telegen Corporation and the predecessor corporation to the Company, with Bonnie A. Crystal and served as President, Chief Executive Officer and Chair of the Board until October 1996, when she was appointed to the same offices with the Company following its merger with Solar Energy Research Corporation. In August 1997, she stepped down as Chair of the Board and CEO and was appointed Chief Technology Officer, a position she held until October 31, 1997, when she left the employment of the Company but remained a director. In October 1998, she returned to the Company and was reappointed President, Chief Executive Officer and Chair of the Board. She is also the Chair of the Board, President and Chief Executive Officer of the Company's subsidiaries, Telegen Communications Corporations and Telegen Display Laboratories, Inc. From 1988 to 1989, Ms. Stevens was Chair of the Board of Directors and Vice President of Engineering/Manufacturing at Absolute Entertainment, Inc. and Imagineering, Inc., both of New Jersey. From 1982 to 1988,

Ms. Stevens was Chief Executive Officer, President, Chief Technology Officer, and a director of Woodside Design Associates, Inc., Redwood City, California, a high technology think tank. Ms. Stevens has worked as a consultant to numerous high technology companies including Apple Computer, Inc., Activision, Inc., AT&T, GEC Marconi, McDonnell Douglas and Parker Brothers. She is an active member of the Society for Informational Displays (SID).

BONNIE A. CRYSTAL has been a telecommunications, display and wireless engineer, consultant and inventor since 1972. In May 1990, she co-founded Telegen Communications Corporation, then known as Telegen Corporation and the predecessor corporation to the Company, with Jessica L. Stevens and served as Executive Vice President, Secretary and a director until October 1996, when she was appointed to the same offices with the Company following its merger with Solar Energy Research Corporation. On October 31, 1997, she left the employment of the Company but remained a director. In October 1998, she returned to the Company and was reappointed Executive Vice President and Secretary in addition to the position of Chief Technology Officer. She is also the Executive Vice President, Chief Technology Officer and a director of the Company's subsidiaries, Telegen Communications Corporations and Telegen Display Laboratories, Inc. From 1989 to 1991, she was Senior Staff Engineer for R&D for Toshiba America MRI, Inc. From 1984 to 1989, she was a Senior Engineer at Astec, USA, Ltd., specializing in Personal Communications Systems, Cellular, and Satellite Earth Stations. She is the inventor of the Video Noise Reduction (VNR) standard for satellite receivers. She was a founder of International MedCom, Inc. and SE International, Inc.

FRED Y. KASHKOOLI has been an independent consultant since 1991. From October 1997 to October 1998, Mr. Kashkooli served as the Company's Chief Executive Officer. Mr. Kashkooli was formerly a Senior Vice President of Research and Development at GE Intersil, where he was responsible for design, manufacturing and strategic marketing of analog and digital products. During his 11 year tenure with GE Intersil, Mr. Kashkooli managed design centers in Singapore, New Jersey, North Carolina and Florida, and was a director of the microprocessor and memory division with profit and loss responsibility.

FREDERICK T. LEZAK, JR. has been a financial executive since 1969, with senior positions at Time, Inc., McKesson Corp., The Headquarters Companies and Visucom Productions, Inc. In January 1991, Mr. Lezak was appointed a director of Telegen Communications Corporation, then known as Telegen Corporation and the predecessor corporation to the Company, and, from January 1991 to July 1993, Mr. Lezak served as its Chief Financial Officer. In October 1996, he was also appointed a director of the Company following its merger with Solar Energy Research Corporation. In April 1997, Mr. Lezak was appointed an Executive Vice President of the Company as well as President and CEO of Telegen Communications Corporation. In April 1998, Mr. Lezak resigned all of his positions with the Company and Telegen Communications Corporation following the purchase of the Telegen Communications Corporation business by SynerCom, Inc.

ERIC V. STAFFORD has served in various financial positions at Montgomery Securities, Lazard Freres and Goldman Sachs and Co. From October 1998 to March 1999, Mr. Stafford served as a director of the Company and Chief Financial Officer. From 1996 to 1998, Mr. Stafford served as Vice President in the Convertible and Equity divisions at Montgomery Securities. From 1995 to 1996, Mr. Stafford worked in the Distressed Debt division of Lazard Freres, and from 1992 to 1995, he served as an associate in the High Yield division at Goldman Sachs and Co.

WARREN M. DILLARD has been a financial analyst and financial manager since 1967. In October 1993, he was appointed Chief Financial Officer and a director of Telegen Communications Corporation, then known as Telegen Corporation and the predecessor corporation to the Company, adding the title of Chief Operating Officer in March 1994. In October 1996, Mr. Dillard was appointed to the same offices with the Company following its merger with Solar Energy Research Corporation. In August 1997, Mr. Dillard relinquished the title of Chief Operating Officer and was appointed Chief Executive Officer of the Company. In October 1997, Mr. Dillard relinquished all of his executive management and director positions with the Company and resigned in May 1998.

GILBERT F. DECKER was Assistant Secretary of the Army from April 1994 until May 1997. Prior to his employment with the Department of the Army, he was President of ESL, Inc., and, after ESL, Inc., was acquired by TRW, he headed the New Ventures Department for TRW. He has also served as President and CEO of Penn Central Federal Systems Company and President and CEO of Accurex Corp. He became a member of Telegen's Board of Directors in May 1997, after leaving his position with the Army. Mr. Decker became Chairman of the Company's Board of Directors in September 1997 and resigned from his Board position in October 1998.

JOHN MCMULLEN served as an outside director of Telegen from October 1998 to March 1999. He is the founder and currently President of Stellar Networks, Inc. of Seattle, Washington. Stellar Networks is a leading provider of webcasting on the Internet. Prior to Stellar, Mr. McMullen held management positions at PlanetOut Corporation, RealNetworks, Inc., Aldus Corporation and Adobe Systems.

JAMES R. IVERSON has an extensive background in technology development including management positions with companies such as Teledyne Ryan Electronics, General Dynamics, and Gould, Inc., with responsibility for government and commercial electronics systems. Since January 1995, Mr. Iverson has been an independent consultant to the electronics industry. Mr. Iverson serves on the Board and

Compensation Committee of Ameriquest Tech, Inc. Mr. Iverson served on the Board of Telegen Communications Corporation, then known as Telegen Corporation and the Company's predecessor corporation, from October 1995 to October 1996, when he was also appointed as a member of the Company's Board of Directors. Mr. Iverson resigned from his Board position in October 1998.

LARRY J. WELLS is the founder and a director of Sundance Venture Partners, L.P., a venture capital fund, and is the Chairman of Anderson & Wells Company, which manages Sundance Venture Partners, L.P. and El Dorado Investment Company. Mr. Wells currently serves on the Board of Directors of Cellegy Pharmaceutical, Inc. and Indentix, Inc., which are publicly held companies. Mr. Wells is also a director of Upside Publishing, Inc., Plop Golf Company, VoiceCom Systems, Inc. and Murphex Corporation. Mr. Wells served on the Board of Telegen Communications Corporation, then known as Telegen Corporation and the Company's predecessor corporation, from May 1996 to October 1996, when he was appointed as a member of the Company's Board of Directors. Mr. Wells resigned his Board position in October 1998.

GREGORY BELL has a decade of experience in corporate finance, operations, management issues and systems development. He has held mergers and acquisitions, strategic planning and operating positions at AMF Industries, where he restructured new acquisitions, reorganized international operation, managed the performance of portfolio companies and ran a business unit with operations in 12 countries. Previously, he was a consultant to Booz Allen & Hamilton, and worked with a commodities trading company. Mr. Bell served on the Company's Board of Directors from October 1997 to October 1998.

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

Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1998, certain Section 16(a) filing requirements applicable to its officers, directors, and 10% shareholders were not complied with. The Company has failed to receive copies, or written representations, from the following directors of the Company regarding filing a timely Form 3: Eric V. Stafford and John McMullen. The following 10% beneficial owners also have failed to provide to the Company copies or written representations of the filing of a timely Form 3: Stock Acquisition, LLC. and Dennis Low. In addition, some of the Company's outside directors failed to file a Form 4 or 5 for grants of options made pursuant to compensation arrangements with such directors for board service.


ITEM 10. EXECUTIVE COMPENSATION


(a) SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers of the Company in fiscal year ended December 31, 1998 (the "Named Executive Officers" or individually the "Named Executive Officer"), as well as the total compensation paid to each such individual for the Company's two previous fiscal years.


                                                                           Total Annual                             Long Term
                                                                         Compensation (1)                    Compensation Awards (2)
                                                                    --------------------------               -----------------------

Name and Principal Position                Year        Salary Paid   Salary Accrued     Salary in Dispute (3)      Options/SARs (4)
---------------------------                ----        -----------   --------------     ---------------------      -----------------

Jessica L. Stevens                         1998  (5)             0        $ 171,154  (6)               0                     0
President, Chief Executive Officer         1997          $ 166,667        $ 271,000  (7)               0                 2,232
and Chair of the Board                     1996          $ 170,000                0                    0                 8,344

Bonnie A. Crystal                          1998  (8)             0        $ 154,038  (9)               0                     0
Executive Vice President, Chief            1997          $ 157,500        $  87,519 (10)               0                 2,232
Technical Officer, Secretary               1996          $ 157,500                0                    0                 6,728
and Director



Fred Y. Kashkooli,                         1998 (11)     $ 128,333        $  45,833            $  45,833                     0 (12)
former Chief Executive Officer             1997          $  27,500                0                    0                     0

Warren M. Dillard,                         1998 (13)     $  45,000                0                    0                     0
former Chief Executive Officer,            1997          $ 153,333                0                    0                 1,573
former Chief Operating Officer,            1996          $ 136,667        $ 102,968            $ 102,968                 6,675
former Chief Financial Officer
and former Director

Eric V. Stafford,                          1998 (14)             0        $  35,897                    0                     0
Chief Financial Officer
and Director


--------------------------------------------------------------------------------
(1) Total Annual Compensation includes all cash payments made to the Named Executive Officer including salary, bonuses and any other cash compensation. Compensation for the fiscal year 1996 up to October 28, 1996 reflects compensation paid by the Company's predecessor corporation, Telegen Communications Corporation (formerly known as Telegen Corporation).
(2) Long Term Compensation Awards includes any options, SARs or restricted stock awards granted to the Named Executive Officer.
(3) Listed in the Company's Chapter 11 schedules as a disputed liability.
(4) On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All options, warrants and SAR's have been retroactively restated to reflect this reverse stock split. All options, warrants and SAR's outstanding were subsequently cancelled on June 30, 2000, pursuant to the Company's Plan of Reorganization.
(5) Ms. Stevens was appointed President and Chief Executive Officer on October 11, 1998. Ms. Stevens's annual salary during fiscal year 1998 was $200,000 per year.
(6) Includes $125,000 accrued for the period January 1, 1998 through August 17, 1998 and $46,154 for the period October 11, 1998 through December 31, 1998.
(7) Includes $33,333 accrued for the period November 1, 1997 through December 31, 1997. Additionally, $214,590 in accrued salary for the years 1994 and 1995 and $23,077 in accrued vacation pay became due and payable on October 31,1997 when Ms. Stevens left the employment of the Company.
(8) Ms. Crystal was appointed Executive Vice President and Chief Technology Officer on October 11, 1998. Ms. Crystal's annual salary during fiscal year 1998 was $180,000 per year.
(9) Includes $112,500 accrued for the period January 1, 1998 through August 17, 1998 and $41,538 for the period October 11, 1998 through December 31, 1998.
(10) Includes $30,000 accrued for the period November 1, 1997 through December 31, 1997. Additionally, $36,750 in accrued salary for the year 1995 and $20,769 in accrued vacation pay became due and payable on October 31,1997 when Ms. Crystal left the employment of the Company.
(11) Mr. Kashkooli was appointed Chief Executive Officer on October 31, 1997 and resigned on October 1, 1998. His employment agreement provided for annual compensation of $220,000 for his first year of employment.
(12) In connection with his employment agreement, Mr. Kashkooli was to be granted options for 45,000 shares of Common Stock of the Company, with these options vesting ratable over 24 and 48 months. These options were never granted. Mr. Kashkooli resigned on October 1, 1998.
(13) Mr. Dillard relinquished all of his executive management and director positions with the Company on October 31, 1997. Thereafter, Mr. Dillard held a series of non-executive management positions until May 15, 1998.
(14) Mr. Stafford was appointed Chief Financial Officer and a director of the Company on October 11, 1998. Mr. Stafford's annual salary during fiscal year 1998 was $160,000 per year.

(b) OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information with respect to option or SAR grants during the fiscal year ended December 31, 1998 to the Named Executive Officers.


                       Number of Securities           Percent of Total
                        Underlying Options           Options Granted to       Exercise or Base Price
Name                          Granted             Employees in Fiscal Year         ($ per Share)         Expiration Date
-------------------    ----------------------     ------------------------    ----------------------     ---------------
None (1)                         0                            0                        ---                     N/A


--------------------------------------------------------------------------------
(1) In connection with the employment agreement of Fred Kashkooli, Mr. Kashkooli was to be granted options for 45,000 shares of Common Stock of the Company, with these options vesting ratable over 24 and 48 months. These options were never granted. Mr. Kashkooli resigned on October 1, 1998.
--------------------------------------------------------------------------------

(c) AGGREGATED OPTION/SAR EXERCISES YEAR-END TABLE.

During the fiscal year ended December 31, 1998, none of the Named Executive Officers exercised any options/SARs issued by Telegen. The following table sets forth information regarding the stock options held as of December 31, 1998 by the Named Executive Officers.


                                   Number of Securities Underlying Unexercised               Value of Unexercised In-the-Money
                                          Options at Fiscal Year End (1)                       Options at Fiscal Year End (1)

Name                                Exercisable                 Unexercisable                  Exercisable          Unexercisable
-------------------                 -----------                 -------------                  -----------          -------------

Jessica L. Stevens                       15,323                       1,711                              0                      0
                                         33,338                       6,667 (2)                          0                      0

Bonnie Crystal                           13,186                       1,711                              0                      0
                                         33,338                       6,667 (2)                          0                      0

Warren M. Dillard                        11,174                         583                              0                      0
                                         33,338                       6,667 (2)                          0                      0


--------------------------------------------------------------------------------
(1) On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All options, warrants and SAR's have been retroactively restated to reflect this reverse stock split. All options, warrants and SAR's outstanding were subsequently cancelled on June 30, 2000, pursuant to the Company's Plan of Reorganization.
(2) These options represent rights to purchase shares in Telegen Display Laboratories, Inc., a majority owned private subsidiary of the Company in which no trading market exists. At this time, the Company believes that these options do not have in-the-money value.

(d) COMPENSATION OF DIRECTORS

During 1998, the Company's non-employee directors received (i) 22 shares of the Company's common stock or an option to purchase 22 shares of the Company's common stock at an exercise price of $44.96, at such directors' election, and
(ii) no cash compensation, for each meeting of the Board of Directors or a committee of the Board of Directors attended in person, or attended by telephone. The Company reimbursed each non-employee member of the Board of Directors and its committees for expenses incurred by such member in connection with the attendance of such meetings. Additionally, the Company's non-employee directors received options under its 1996 Director Stock Option Plan.

The 1996 Director Option Plan (the "1996 DOP"), under which the Company's non-employee members of the Board of Directors (the "Outside Directors" or individually the "Outside Director") are compensated for their service, provides for the Outside Directors to receive an option to purchase twenty thousand (20,000) shares of the Company's common stock on each date such Outside Director is re-elected by the shareholders to serve another term in office. All option grants under the 1996 DOP to any Outside Director are limited to once in any given calendar year on the date of the Shareholders' annual meeting upon their election or re-election to the board. The exercise price of options acquired pursuant to the 1996 DOP is 100% of the fair market value per share of Common Stock on the date of the grant. In the event that the date of grant is not a trading day, the exercise price per share is the fair market value on the next trading day immediately following the date of grant of the option. All options granted under the 1996 DOP are fully vested and exercisable upon the date of grant and remain exercisable only while the Outside Director remains a director of the Company and for 90 days thereafter.

The Company's directors who are also officers of the Company do not receive any additional compensation for their services as members of the Board of Directors.

(e) EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Jessica L. Stevens (the "Management Executive") has an employment contract with the Company (the "Stevens Employment Agreement"). The Stevens Employment Agreement provides that the Management Executive will receive an annual salary of $200,000 during her first year of employment, with the salary in later years subject to determination by the Board of Directors but not less than $200,000 per year. The Management Executive is also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company.

The term of the Stevens Employment Agreement is 5 years starting October 11, 1998 and provides that the Management Executive may not be terminated at any time during the term of the agreement except for cause, death or disability as defined in the agreement. If the Management Executive is involuntarily terminated without cause, the Management Executive is eligible for a severance package, which includes a lump sum payment based upon the annual salary applicable at the date of termination.

The Management Executive may also accrue any portion of her salary, at the Management Executive's option, and receive common stock of the Company at a later time at a 20% discount from the share price of the next offering that the Company completes after October 11, 1998.

Bonnie A. Crystal (the "Technical Executive") has an employment contract with the Company (the "Crystal Employment Agreement"). The Crystal Employment Agreement provides that the Technical Executive will receive an annual salary of $180,000 during her first year of employment, with the salary in later years subject to determination by the Board of Directors but not less than $180,000 per year. The Technical Executive is also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company.

The term of the Crystal Employment Agreement is 5 years starting October 11, 1998 and provides that the Technical Executive may not be terminated at any time during the term of the agreement except for cause, death or disability as defined in the agreement. If the Technical Executive is involuntarily terminated without cause, the Technical Executive is eligible for a severance package, which includes a lump sum payment based upon the annual salary applicable at the date of termination.

The Technical Executive may also accrue any portion of her salary, at the Technical Executive's option, and receive common stock of the Company at a later time at a 20% discount from the share price of the next offering that the Company completes after October 11, 1998.

Fred Y. Kashkooli (the "Former Executive") was an executive of the Company during the last fiscal year until October 1, 1998 and he had an employment contract with the Company (the "Kashkooli Employment Agreement"). The Kashkooli Employment Agreement provided that Mr. Kashkooli would receive an annual salary of $220,000 during his first year of service and an annual cash bonus of $110,000, subject to certain performance targets being met by the Company. No bonus was ever paid to Mr. Kashkooli. In connection with his employment agreement, Mr. Kashkooli was to be granted options for 45,000 shares of Common Stock of the Company, with these options vesting ratable over 24 and 48 months. These options were never granted.

The Kashkooli Employment Agreement was at-will and subject to termination by the Company by written notice to the Former Executive, unless termination is for cause. If the Former Executive had been involuntarily terminated without cause, which is defined in the Kashkooli Employment Agreement, the Former Executive would be eligible for a severance package which included lump sum payments and certain acceleration of vesting on options held by the Former Executive. Mr. Kashkooli resigned voluntarily on October 1, 1998.

P. Victor Kelsey was a former executive of the Company's wholly owned subsidiary, Telegen Display Laboratories, Inc. ("TDL"), where he had an employment agreement (the "Kelsey Employment Agreement").

The Kelsey Employment Agreement was entered into in June 1996 and provided that Dr. Kelsey receive an annual salary of $120,000 per year in cash plus options to purchase 25,000 shares of TDL Common Stock at a purchase price of $1.00 per share. The Kelsey Employment Agreement was at-will and subject to termination by TDL by written notice to Dr. Kelsey. Dr. Kelsey resigned voluntarily in August 1998.

The Company has no change-in-control arrangements.

(f) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee of the Board of Directors from January 1, 1998 to October 1, 1998 were James R. Iverson, Larry J. Wells and Gilbert F. Decker. From October 11, 1998 to December 31, 1998, John McMullen constituted the Compensation Committee. No member of the Compensation Committee was at any time during the Company's 1998 fiscal year or at any other times an officer or employee of the Company. No executive officer of the Company serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 1998 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding common stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.



Shares of Common Stock
----------------------

Five-Percent Shareholders, Directors, Executive Officers                         Number (1) (2)    Percent
----------------------------------------------------------------------------------------------------------

Jessica L. Stevens (3)..........................................................  49,694             5.4 %

Bonnie Crystal (4)..............................................................  24,975             2.7 %

Sundance Venture Partners, L.P. (5).............................................  49,571             5.4 %

TSC LLC (5) (6) ................................................................  49,571             5.4 %

Larry J. Wells (5) .............................................................  49,571             5.4 %

Augustine Fund, L.P.............................................................  78,608             8.5 %

Elara, Ltd. (7) ................................................................  70,313             7.6 %

Triton Equities Fund L.P........................................................  54,626             5.9 %


All Directors and Executive Officers as a Group (2 persons).....................  74,669             8.1 %


--------------------------------------------------------------------------------

(1) Beneficial ownership includes voting and investment power with respect to the shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 1998, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Thus, the sum of the individuals' ownership as a percent of common stock beneficially owned may exceed 100%. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share data in this table have been retroactively restated to reflect this reverse stock split. As of December 31, 1998, Telegen had 940,830 shares of common stock outstanding.
(2) All options, warrants and SAR's outstanding were subsequently cancelled on June 30, 2000, pursuant to the Company's Plan of Reorganization.
(3) Jessica L. Stevens individually owns 31,214 shares of Common Stock and has options to acquire 15,324 shares of Common Stock and a warrant to acquire 3,156 shares of Common Stock.

(4) Bonnie Crystal individually owns 11,788 shares of Common Stock and has options to acquire 13,187 shares of Common Stock.
(5) Larry J. Wells, a former director of the Company, individually owns 13 shares of Common Stock and has options to acquire 2,683 shares of Common Stock. Larry J. Wells is also (i) a director of Sundance Venture Partners, L.P., which owns 12,500 shares of Common Stock and (ii) the manager for TSC LLC, which owns 34,375 shares of Common Stock.
(6) In October 1997, TSC, LLC, a Delaware limited liability company ("TSC"), entered into an amended and restated stock purchase agreement with Jessica L. Stevens, an executive officer and director of the Company, for the purchase of 12,500 shares of the Company's common stock in a private transaction.
(7) Elara Ltd. owns 46,875 shares of Common Stock and has a warrant to acquire 23,438 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY TRANSACTIONS

As of December 31, 1998, $536,920 and $219,353 was owed to the Company's Chief Executive Officer (Jessica L. Stevens) and Chief Technology Officer (Bonnie A. Crystal), respectively, for deferred salaries and expenses they incurred on behalf of the Company. These amounts are included in the Bankruptcy Liability as of December 31, 1998.

On March 19, 1998, the Company made available to certain holders of common stock, including Elara Ltd. and TSC LLC, each of whom beneficially owned more than five percent (5%) of the Company's Common Stock, an exchange offer (the "Exchange Offer") for their common stock. TSC LLC was also controlled by a former director of the Company, Larry J. Wells. Under the Exchange Offer, the Investors were offered convertible subordinated promissory notes (the "Notes") for their shares of Common Stock with a face value equal to the number of shares of common stock tendered under the Exchange Offer multiplied by the five-day average of the Company's closing trading prices on the OTC Bulletin Board prior to March 17, 1998 (the Conversion Price"). The Notes had a one-year term with a six percent (6%) balloon interest payment due at the end of the term of the Note. The Notes were subordinated to all other existing debt of the Company, both as to interest and principal and upon liquidation. The Notes were also convertible to common stock at any time by a holder thereof, the number of shares of common stock to be determined by dividing the amount of the face value of the Note tendered by the Conversion Price. The Company has the right to prepay the Notes at any time after giving fifteen (15) days prior written notice to holders thereof. Under the Exchange Offer, Elara Ltd. and TSC LLC converted their common stock holdings to Notes in the amounts of $334,156 and $245,781, respectively. A form S-3 Registration Statement was filed with the Securities and Exchange Commission on March 24, 1998 and declared effective on April 23, 1998 covering the issuance of common stock upon the conversion of the Notes. As of December 31, 1998, both Notes have been converted to common stock of the Company.

On April 1, 1998, the Company entered into an agreement with SynerCom, Inc. ("SynerCom"), to sell substantially all of the assets of Telegen Communications Corporation, the Company's telecommunications subsidiary ("TCC"), for $500,000 ($350,000 in cash and an additional $150,000 in the form of a promissory note) and the rights of royalty streams on certain TCC products for up to three years. SynerCom was also required to assume certain liabilities totaling approximately $223,000. Frederick T. Lezak, Jr., then an executive officer and director of the Company, is a significant shareholder and control person of SynerCom. The Company received a deposit of $350,000 in cash as part of the sale price. On November 15, 1998, the Company declared SynerCom in default of the agreement for failure to make payments required under the agreement. In a subsequent event, on July 10, 2000, the Company recovered substantially all of the assets of TCC in return for a payment of $160,000 to SynerCom by the Company and a general release between the Company, SynerCom and its principals.

As of the date of filing this Form 10-KSB, the Company is investigating possible additional transactions with related parties. When facts are discovered sufficient to determine that such transactions took place, appropriate disclosure will be made on Form 8-K.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  FINANCIAL STATEMENTS.


     (1)  Report of Independent Accountants;

     (2)  Consolidated Balance Sheet of December 31, 1998;

     (3) Consolidated Statement of Operations for the years ended December 31, 1998, and 1997;

     (4) Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1998, and 1997;

     (5) Consolidated Statements of Cash Flows for the years ended December 31, 1998, and 1997;

     (6)  Notes to Consolidated Financial Statements.


(b)  REPORTS ON FORM 8-K.

To date from the beginning of the third quarter of fiscal year 1998, the Company has filed four (4) Current Reports on Form 8-K as follows:

          (1) Current Report on Form 8-K filed with the Commission on October 27, 1998, to report the resignations of the Company's Chief Executive Officer and five members of the Board of Directors and the appointment of a new Chief Executive Officer, a Chief Financial Officer, an Executive Vice President and two Board members.

          (2) Current Report on Form 8-K filed with the Commission on November 2, 1998 to report the Company's filing of a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, case number 98-34876-DM-11.

          (3) Current Report on Form 8-K filed with the Commission on December 8, 2000, to report completion of the Company's acquisition of Telisar Corporation on October 20, 2000.

          (4) Current Report on Form 8-K filed with the Commission on December 8, 2000, to report the resignation on March 9, 1999 of the Company's independent accountant, PricewaterhouseCoopers, LLP, and the appointment of Singer Lewak Greenbaum & Goldstein LLP, as the Company's auditors.
(c)  EXHIBITS.

     2.2+++ Asset Purchase of TCC Agreement by and between Synercom, Inc. and Telegen Corporation dated April 1, 1997

               Certain exhibits and schedules to Exhibit 2.2 are listed on page 23 thereto and the Registrant agrees to furnish them supplementally to the Securities and Exchange Commission upon request

     3.1** Articles of Incorporation of Telegen Corporation dated August 30, 1996 [formerly known as Solar Energy Research Corp. of California]

     3.2** Certificate of Amendment to the Articles of Incorporation of Telegen Corporation dated October 28, 1996 [formerly known as Solar Energy Research Corp. of California]

     3.3* Certificate of Determination with respect to the Company's outstanding Series A Preferred Stock filed with the California Secretary of State on March 20, 1997

     3.4**     Bylaws of Telegen Corporation

     3.5+++    Certificate of Amendment of Bylaws effective August 6, 1997

     4.1+++ Form of Convertible Promissory Note issued by the Company in November 1997

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

     10.9* Subscription Agreement for 8% Convertible Preferred Stock of Telegen Corporation dated March 24, 1997

     10.10** Amendment Agreement to 8% Convertible Preferred Stock of Telegen Corporation dated July 22, 1997

     10.11+++ Form of Subscription Agreement for the Company's Common Stock financing August 1997

     10.12+++ Form of Subscription Agreement for the Company's Common Stock and Warrant Financing October, 1997

     10.13+++ Form of Subscription Agreement for the Company's Convertible Note and Warrant Financing November, 1997

     10.14+++ Form of $2.25 Warrant issued to certain purchasers in the Common Stock Financing August, 1997

     10.15+++ Form of $4.00 Warrant to Purchase Common Stock issued by the Company to certain purchasers in the Common Stock and Warrant Financing October, 1997

     10.16+++ Form of $0.01 Warrant to Purchase Common Stock issued to certain purchasers in the Common Stock and Warrant Financing October, 1997

     10.17+++ Form of $2.25 Warrant to Purchase Common Stock issued by the Company to certain purchasers in the Convertible Note and Warrant Financing November, 1997

     10.18+++  Employment Agreement by and between the Company and Jessica
               L. Stevens dated May 3, 1990

     10.19+++ Employment Agreement by and between the Company and Bonnie Crystal dated May 4, 1990

     10.20+++  Employment Agreement by and between the Company and Warren
               M. Dillard dated November 1, 1993

     10.21+++ Employment Agreement by and between the Company and Fred Y. Kashkooli dated October 31, 1997

     10.22+++ Exchange Offer Agreement by and between the Company and certain holders of Common Stock dated March 24, 1998

     10.23     Note and Warrant Purchase Agreement dated April 1998

     10.24 Form of $500,000 Convertible Promissory Note issued by the Company in April 1998

     10.25 Form of $6.08 Warrant to Purchase $500,000 of Common Stock issued by the Company to certain purchasers in the Convertible Note and Warrant Financing April 1998

     10.26     Note and Warrant Purchase Agreement dated May, 1998

     10.27 Form of $515,532 Convertible Promissory Note issued by the Company in May 1998

     10.28 Form of $6.08 Warrant to Purchase 84,790 shares of Common Stock issued by the Company to certain purchasers in the Convertible Note and Warrant Financing May 1998

     10.29 Form of the Satisfaction and Release Agreement issued the Company to an individual in July 1998

     10.30 Form of $225,000 Convertible Promissory Note issued by the Company to an individual in July 1998

     10.31     Employment Agreement by and between the Company and Jessica
               L. Stevens dated October 13, 1998

     10.32 Employment Agreement by and between the Company and Bonnie Crystal dated October 13, 1998

     11.1+++   Statement Re Computation of Per Share Earnings

     12.1+++   Statement Re Computation of Ratios

     21.1      Subsidiaries of the Registrant

     24.1++++  Power of Attorney

     27.1      Financial Data Schedule

* Incorporated by reference herein to the Form 8-K filed by the Registrant on January 15, 1998

** Incorporated by reference herein to the Form 10-K filed by the Registrant on March 31, 1997 and amended on April 9 and April 30, 1997

*** Incorporated by reference herein to the Form 8-K filed by the Registrant on July 8, 1997

+ Incorporated by reference herein to the Form 8-K filed by the Registrant on March 25, 1997

++ Incorporated by reference herein to the Form 8-K filed by the Registrant on August 11, 1997

+++ Incorporated by reference herein to the Form 10-K filed by the Registrant on April 15, 1998

++++      Incorporated by reference in the signature page herein.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TELEGEN CORPORATION
                                          (Registrant)

Dated: December 7, 2000                   By: /S/ JESSICA L. STEVENS
                                             -----------------------------------
                                          Jessica L. Stevens
                                          Chief Executive Officer



                                    Date: December 7, 2000

                                POWER OF ATTORNEY

Know all persons by these presents that each person whose signature appears below constitutes and appoints Jessica L. Stevens, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

In accordance with the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                                       Title                                 Date
---------                                                       -----                                 ----

/S/ JESSICA L. STEVENS                                          Chair of the Board               December 7, 2000
----------------------------------------------
             Jessica L. Stevens


/S/ BONNIE CRYSTAL                                              Director                         December 7, 2000
----------------------------------------------
              Bonnie Crystal


/S/ WILLIAM M. SWAYNE                                           Director                         December 7, 2000
----------------------------------------------
             William M. Swayne


/S/ JACK KING                                                   Director                         December 7, 2000
----------------------------------------------
                Jack King


/S/ BERNARD BROWN                                               Director                         December 7, 2000
----------------------------------------------
               Bernard Brown


                                     TELEGEN CORPORATION AND SUBSIDIARIES
                                                                 CONTENTS
                                                        DECEMBER 31, 1998

-------------------------------------------------------------------------

                                                                                                            Page
REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                        F-1 - F-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                                                               F-3

     Consolidated Statements of Operations                                                                 F-4 - F-5

     Consolidated Statements of Shareholders' Deficit                                                      F-6 - F-7

     Consolidated Statements of Cash Flows                                                                 F-8 - F-10

     Notes to Consolidated Financial Statements                                                           F-11 - F-31

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Telegen Corporation and subsidiaries


We have audited the accompanying consolidated balance sheet of Telegen Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telegen Corporation and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, during the year ended December 31, 1998, the Company incurred a net loss of $4,992,372, its current liabilities exceeded its current assets by $3,675,201, it had negative cash flows from operations of $2,331,108, and it had an accumulated deficit of $26,627,100. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
August 25, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS


Telegen Corporation


In our opinion, the consolidated statements of operations, of cash flows and of changes in shareholders' equity (deficit) for the year ended December 31, 1997 (appearing in the December 31, 1998, Telegen Corporation Form 10-KSB), present fairly, in all material respects, the results of operations and cash flows of Telegen Corporation and its subsidiaries for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Telegen Corporation for any period subsequent to December 31, 1997.

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


PricewaterhouseCoopers LLP

Sacramento, California
April 14, 1998

                                           TELEGEN CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                              DECEMBER 31, 1998

-------------------------------------------------------------------------------

                                                        ASSETS
CURRENT ASSETS
     Cash                                                                                          $             14
                                                                                                   ----------------

         Total current assets                                                                                    14

PROPERTY AND EQUIPMENT, net                                                                                 433,897
                                                                                                   ----------------

                  TOTAL ASSETS                                                                     $        433,911
                                                                                                   ================


                                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Bankruptcy liability                                                                          $      3,557,791
     Post petition liability                                                                                102,424
     Convertible note payable                                                                                15,000
                                                                                                   ----------------

         Total current liabilities                                                                        3,675,215
                                                                                                   ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Preferred stock, $1 par value, $1,000 liquidation preference
         15,000 shares authorized
         no shares issued and outstanding                                                                         -
     Common stock, no par value
         100,000,000 shares authorized
         940,830 shares issued and outstanding                                                           23,385,796
     Accumulated deficit                                                                                (26,627,100)
                                                                                                   ----------------

              Total shareholders' deficit                                                                (3,241,304)
                                                                                                   ----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                      $        433,911
                                                                                                   ================


   The accompanying notes are an integral part of these financial statements.

                                          TELEGEN CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                              FOR THE YEARS ENDED DECEMBER 31,

------------------------------------------------------------------------------

                                                                                      1998               1997
                                                                                ---------------    ----------------
REVENUES
     Sales of products                                                          $        57,900    $        463,486
     Contract services                                                                        -             574,916
                                                                                ---------------    ----------------

         Total revenues                                                                  57,900           1,038,402
                                                                                ---------------    ----------------

COSTS
     Goods sold                                                                         264,578             234,292
     Contract services                                                                        -              93,793
                                                                                ---------------    ----------------

         Total costs                                                                    264,578             328,085
                                                                                ---------------    ----------------

GROSS PROFIT (LOSS)                                                                    (206,678)            710,317
                                                                                ---------------    ----------------

OPERATING EXPENSES
     Selling and marketing                                                              147,853           1,368,767
     Research and development                                                           537,760           4,400,036
     General and administrative                                                       2,659,374           5,553,209
                                                                                ---------------    ----------------

         Total operating expenses                                                     3,344,987          11,322,012
                                                                                ---------------    ----------------

LOSS FROM OPERATIONS                                                                 (3,551,665)        (10,611,695)
                                                                                ---------------    ----------------

OTHER INCOME (EXPENSE)
     Interest income                                                                         23              29,169
     Interest expense                                                                (1,115,493)            (89,364)
     Other income (expense)                                                              11,311            (109,098)
     Net loss on sale of assets                                                        (335,748)                  -
                                                                                ---------------    ----------------

         Total other income (expense)                                                (1,439,907)           (169,293)
                                                                                ---------------    ----------------

LOSS BEFORE MINORITY INTERESTS, EXTRAORDINARY ITEM,
     AND PROVISION FOR INCOME TAXES                                                  (4,991,562)        (10,780,988)

MINORITY INTERESTS IN LOSS OF SUBSIDIARY                                                      -             325,077
                                                                                ---------------    ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY
     ITEM                                                                            (4,991,562)        (10,455,911)

PROVISION FOR INCOME TAXES                                                                  800                   -
                                                                                ---------------    ----------------

   The accompanying notes are an integral part of these financial statements.



                                                                                      1998               1997
                                                                                ---------------    ----------------

LOSS BEFORE EXTRAORDINARY ITEM                                                  $    (4,992,372)   $    (10,455,911)

EXTRAORDINARY ITEM
     Gain on sale of subsidiary, net of income taxes of $0                                    -             536,179
                                                                                ---------------    ----------------

NET LOSS                                                                        $    (4,992,372)   $     (9,919,732)
                                                                                ===============    ================

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON
     SHAREHOLDERS
         Loss before extraordinary gain                                         $         (6.97)   $         (30.16)
         Extraordinary gain                                                                   -                1.55
                                                                                ---------------    ----------------

              NET LOSS PER COMMON SHARE                                         $         (6.97)   $         (28.61)
                                                                                ===============    ================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                              716,715             346,688
                                                                                ===============    ================


   The accompanying notes are an integral part of these financial statements.

                                           TELEGEN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                            Preferred Stock                 Common Stock
                                         ------------------------  ----------------------------    Accumulated
                                          Shares        Amount         Shares           Amount       Deficit      Total
                                         ----------  ------------  -------------  -------------  ------------  -------------

BALANCE, DECEMBER 31, 1996                        -  $          -        313,841  $  14,532,958  $(10,441,795) $   4,091,163
ISSUANCE OF PREFERRED STOCK, net of
     offering costs of $336,000               4,000     2,854,925                                                  2,854,925
ACCRETION OF PREFERRED STOCK DISCOUNT                   1,078,055                                  (1,078,055)             -
PREFERRED STOCK DIVIDENDS                                                                            (145,146)      (145,146)
CONVERSION OF PREFERRED STOCK INTO
     COMMON STOCK                            (4,000)   (3,932,980)       118,424      3,932,980                            -
ISSUANCE OF COMMON STOCK FOR
     September 1997 private placement,
         net of offering costs of $5,422                                  13,775        490,487                      490,487
     October 1997 private placement,
         net of offering costs
         of $221,148                                                      31,250        888,352                      888,352
     Related party services                                                  938         87,766                       87,766
     Services                                                              2,737        164,407                      164,407
     Exercise of employee stock options                                    1,421        113,715                      113,715
     Exercise of warrants                                                 29,613         84,375                       84,375
     Employee stock purchase plan                                          2,689        119,936                      119,936
EXERCISE OF PUT OPTION AND ACCRETION TO
     THE PUT PRICE                                                                     (250,000)      (50,000)      (300,000)
NET LOSS                                                                                           (9,919,732)    (9,919,732)
                                         ----------  ------------  -------------  -------------  ------------  -------------

BALANCE, DECEMBER 31, 1997                        -             -        514,688     20,164,976   (21,634,728)    (1,469,752)
ISSUANCE OF COMMON STOCK FOR
     Employee services                                                        75          6,000                        6,000
     Exercise of employee stock options                                       15          1,190                        1,190


   The accompanying notes are an integral part of these financial statements.

                                                           Preferred Stock        Common Stock
                                                          -----------------  ------------------------     Accumulated
                                                           Shares    Amount    Shares        Amount       Deficit      Total
                                                          -------  --------  -----------  -----------  ------------  ------------

     Exercise of warrants                                          $              49,598  $   301,553  $             $    301,553
     Employee stock purchase plan                                                    405        3,956                       3,956
     Conversion of convertible notes                                             383,478    1,958,532                   1,958,532
EXCHANGE OF RESTRICTED COMMON STOCK FOR CONVERTIBLE
     NOTES PAYABLE                                                               (95,137)    (707,992)                   (707,992)
CONVERSION OF CONVERTIBLE NOTES PAYABLE INTO
     UNRESTRICTED COMMON STOCK                                                    87,708      622,591                     622,591
WARRANTS ISSUED AS OFFERING COSTS FOR CONVERTIBLE NOTES
     PAYABLE                                                                                   51,553                      51,553
INTEREST FROM FIXED CONVERSION FEATURES                                                       983,437                     983,437
NET LOSS                                                                                                 (4,992,372)   (4,992,372)
                                                          -------  --------  -----------  -----------  ------------  -------------

BALANCE, DECEMBER 31, 1998                                      -  $      -      940,830  $23,385,796  $(26,627,100) $ (3,241,304)
                                                          =======  ========  ===========  ===========  ============  =============


   The accompanying notes are an integral part of these financial statements.

                                          TELEGEN CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE YEARS ENDED DECEMBER 31,

-------------------------------------------------------------------------------

                                                                                      1998               1997
                                                                                ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $    (4,992,372)   $     (9,919,732)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Minority interests in loss of subsidiary                                        -            (325,077)
              Loss on disposal of assets                                                335,738               5,109
              Extraordinary gain on sale of subsidiary                                        -            (536,179)
              Depreciation and amortization                                             367,422             437,574
              Amortization of deferred financing costs                                        -              68,000
              Allowance for doubtful accounts                                                 -              72,753
              Operating expenses paid with issuance of common
                  stock and common stock equivalents                                          -             252,173
              Stock issued for employee services                                          6,000                   -
              Warrants issued as offering costs                                          51,553                   -
              Interest from fixed conversion features                                   983,437                   -
     (Increase) decrease in
         Accounts receivable                                                             21,859             (47,965)
         Inventory                                                                            -              98,081
         Prepaid expenses and other current assets                                       17,664             368,212
         Deposits                                                                             -             (68,975)
     Increase (decrease) in
         Accrued payroll and payroll taxes                                              289,455                   -
         Accounts payable                                                               601,175           1,397,315
         Accrued expenses                                                                     -             698,105
         Deferred rent                                                                  (13,039)                  -
                                                                                ---------------    ----------------

Net cash used in operating activities                                                (2,331,108)         (7,500,606)
                                                                                ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of subsidiary                                                         -             200,000
     Sale of property and equipment                                                     350,000                   -
     Purchase of property and equipment                                                       -            (540,205)
                                                                                ---------------    ----------------

Net cash provided by (used in) investing activities                                     350,000            (340,205)
                                                                                ---------------    ----------------

   The accompanying notes are an integral part of these financial statements.


                                                                                      1998               1997
                                                                                ---------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from convertible notes payable                                    $     1,398,532    $        500,000
     Principal payments on convertible notes payable                                          -            (101,745)
     Issuance of preferred stock, net of offering costs                                       -           2,854,925
     Issuance of common stock, net of offering costs                                          -           1,696,865
     Employee stock purchase plan                                                         3,956                   -
     Exercise of stock options                                                            1,190                   -
     Exercise of warrants                                                               301,553                   -
                                                                                ---------------    ----------------

Net cash provided by financing activities                                             1,705,231           4,950,045
                                                                                ---------------    ----------------

Net decrease in cash                                                                   (275,877)         (2,890,766)

CASH, BEGINNING OF YEAR                                                                 275,891           3,166,657
                                                                                ---------------    ----------------

CASH, END OF YEAR                                                               $            14    $        275,891
                                                                                ===============    ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                              $       132,056    $         32,290
                                                                                ===============    ================

     INCOME TAXES PAID                                                          $           800    $            800
                                                                                ===============    ================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended December 31, 1998, the Company completed the following:

- Exchanged an aggregate of 95,137 restricted shares of common stock for convertible notes payable valued at $707,992.

- Issued an aggregate of 87,708 unrestricted shares of common stock upon the conversion of certain convertible notes payable valued at $622,591.

- Issued an aggregate of 383,478 restricted shares of common stock in connection with the conversion of various convertible notes payable totaling $1,958,532.

- Issued 405 shares of common stock in connection with an employee stock plan totaling $3,956.

   The accompanying notes are an integral part of these financial statements.

- As part of the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code on October 28, 1998, the Company reclassified the following assets and liabilities into a bankruptcy liability:

              Accounts receivable                                                                  $        206,380
              Property and equipment                                                                        147,581
              Other assets                                                                                   75,182
              Accounts payable                                                                           (2,164,293)
              Accrued payroll                                                                            (1,159,063)
              Accrued expenses                                                                              (99,095)
              Deferred rent                                                                                 (33,936)
              Dividend payable                                                                             (145,146)
              Convertible notes payable                                                                     (85,401)
              Equity put option                                                                            (300,000)
                                                                                                   ----------------

                  TOTAL BANKRUPTCY LIABILITY                                                       $      3,557,791
                                                                                                   ================

During the year ended December 31, 1997, the Company completed the following:

- Issued an aggregate of 938 shares of common stock for employee compensation valued at $87,766.

- Issued an aggregate of 2,737 shares of common stock as payment for services rendered by third parties valued at $164,407.

   The accompanying notes are an integral part of these financial statements.

                                          TELEGEN CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             DECEMBER 31, 1998

------------------------------------------------------------------------------



NOTE 1 - BUSINESS AND ORGANIZATION

         Telegen Corporation ("Telegen"), a California publicly-traded corporation, is a diversified, high technology company with products, both developed and in development, in the flat panel display, telecommunications, and Internet hardware markets. Currently, Telegen is actively developing its flat panel display technology.

         On October 28, 1996, Telegen acquired all the issued and outstanding shares of a California corporation which was formed on May 3, 1990 and which at the time was named Telegen Corporation, and, simultaneously, the name of the acquired corporation was changed to Telegen Communications Corporation ("TCC"). For accounting purposes, the transaction has been treated as a recapitalization of TCC, with TCC as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of Telegen have been included with those of TCC from the acquisition date.

         Telegen was incorporated in California on August 30, 1996. Telegen had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.

         Prior to the reverse merger, on April 12, 1996, the corporation which became TCC formed a wholly owned subsidiary named Telegen Display Laboratories, Inc. ("TDL"). As of May 1, 1996, TCC received all the issued and outstanding shares of common stock of TDL in exchange for a technology license. (Telegen, TCC, and TDL are known collectively as the "Company").

         As discussed in Note 4, the Company sold its interest in Morning Star MultiMedia, Inc. ("Morning Star") on December 31, 1997. The Company had acquired Morning Star during 1996 through a pooling of interests, whereby all of the outstanding stock of Morning Star was exchanged for shares of the Company. Morning Star creates and supplies interactive CD-ROM and Internet-based entertainment and infotainment software.

NOTE 2 - FILING FOR BANKRUPTCY PROTECTION UNDER CHAPTER 11

         On October 28, 1998 (the "Filing Date"), the Company filed a voluntary petition (the "Chapter 11 Case") under Chapter 11 of the United States Bankruptcy Code (Case No. 98-34876-DM-11) in the United States Bankruptcy Court for the District of California (the "Bankruptcy Court"). On April 22, 2000, the Company filed its plan of reorganization and related disclosure statements with the Bankruptcy Court. On May 26, 2000, the Bankruptcy Court approved as adequate the Disclosure Statement, thereby enabling the Company to solicit votes on the plan of reorganization from the Company's creditors and shareholders. From the Filing Date until the effective date, the Company operated its business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court. During such time, all claims against the Company in existence prior to the Filing Date were stayed and have been classified as a bankruptcy liability in the consolidated balance sheet.

         On June 28, 2000, the Company's Second Amended Plan of Reorganization (the "Plan of Reorganization") was confirmed and became effective on June 30, 2000. The Plan of Reorganization also affects the debtor's subsidiaries, Telegen Communications Corporation, and Telegen Display Laboratories, Inc. All options and warrants outstanding were subsequently canceled pursuant to the Plan of Reorganization and have been reflected as such in the financial statements as of the Filing Date.

         At December 31, 1998, the bankruptcy liability was comprised of the following:

                  Secured liabilities payable                                                      $        441,812
                  Priority tax claims                                                                        37,218
                  Accounts payable to unsecured creditors                                                 3,078,761
                                                                                                   ----------------

                      TOTAL                                                                        $      3,557,791
                                                                                                   ================

NOTE 3 - GOING CONCERN MATTERS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 1998, the Company incurred a net loss of $4,992,372, its current liabilities exceeded its current assets by $3,675,201, it had negative cash flows from operations of $2,331,108, and it had an accumulated deficit of $26,627,100. In addition, on October 28, 1998, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. The Company's attainment of profitable operations is dependent upon the Company obtaining adequate debt and equity financing and achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Management plans to raise additional equity capital, continue to develop its products, and look for merger or acquisition candidates. In addition, on June 28, 2000, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court.


NOTE 4 - SALE OF ASSETS

         MORNING STAR
         On December 31, 1996, Morning Star was merged with and into the Company, and 8,333 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Morning Star. The merger was accounted for as a pooling of interests, and accordingly, the Company's financial statements for all periods prior to the merger have been restated to include the accounts and operations of Morning Star.

         On December 31, 1997, the Company sold all of its stock holdings in Morning Star to a company owned by certain of the Company's shareholders for $200,000, plus royalty streams to be paid to the Company for a period of two years from December 31, 1997 of 5% to 10% of gross sales of certain Morning Star CD-ROM products. As a result, the Company recognized a gain of approximately $536,000 on the sale of its interest in Morning Star, which is recorded as an extraordinary gain.

         Separate results of Telegen and Morning Star for the year ended December 31, 1997 were as follows:

                  Net sales
                      Telegen                                                                      $        463,486
                      Morning Star                                                                          574,916
                                                                                                   ----------------

                           TOTAL                                                                   $      1,038,402
                                                                                                   ================


                  Net loss
                      Telegen                                                                      $     (9,858,233)
                      Morning Star                                                                          (61,499)
                                                                                                   ----------------

                           TOTAL                                                                   $     (9,919,732)
                                                                                                   ================

         SYNERCOM, INC.
         On April 1, 1998, Synercom, Inc. purchased certain assets valued at $207,584 from the Company in exchange for cash of $350,000, a note receivable of $150,000, and the rights to royalty streams on certain Company products for up to three years. The Company has recorded a gain on the sale of the assets of $292,416. The note receivable was due in six installments of $25,000 each plus interest of 6% commencing on September 15, 1998. Subsequently, Synercom, Inc. defaulted on the note receivable. The Company recorded an allowance for uncollectibility of $150,000 as of December 31, 1998. Synercom, Inc. was owned by a former attorney for the Company and a former officer/director.


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of Telegen and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates affect the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from these estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, the carrying amounts approximate fair value due to their short maturities.

         CASH
         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         PROPERTY AND EQUIPMENT
         Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of five to seven years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of furniture and equipment are reflected in the statements of operations.

         IMPAIRMENT OF LONG-LIVED ASSETS
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. To date, no such impairment has occurred.

         STOCK SPLIT
         On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share and per share data have been retroactively restated to reflect this reverse stock split.

         STOCK OPTIONS
         During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net loss and loss per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

         LOSS PER SHARE
         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

         COMPREHENSIVE INCOME
         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         INCOME TAXES
         The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

         RECLASSIFICATIONS
         Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         In February 1999, the FASB adopted SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," which is effective for financial statements with fiscal years beginning after February 15, 1999. This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

         In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121. " This statement is not applicable to the Company.


NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1998 consisted of the following:

                  Automobile                                                                       $          9,100
                  Machinery and equipment                                                                   585,938
                  Furniture and fixtures                                                                    495,020
                  Capital lease obligations                                                                  16,611
                                                                                                   ----------------

                                                                                                          1,106,669
                  Less accumulated depreciation and amortization                                            672,772
                                                                                                   ----------------
                      TOTAL                                                                        $        433,897
                                                                                                   ================



NOTE 7 - POST PETITION LIABILITY

         Post petition liability at December 31, 1998 consisted of the following:

                  Accrued payroll                                                                  $         94,438
                  Accrued expenses                                                                            7,986
                                                                                                   ----------------

                      TOTAL                                                                        $        102,424
                                                                                                   ================


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         LEASES
         The Company leases its office facilities on a month-to-month basis. Rent expense was $244,075 and $651,886 for the years ended December 31, 1998 and 1997, respectively.

         EMPLOYMENT AGREEMENTS
         On October 13, 1998, the Company entered into two employment agreements with its Chief Executive Officer and Chief Technology Officer for terms of five years. Under the terms of the agreements, these officers will receive a total annual salary of $380,000, with the option to convert any portion of accrued salary into the Company's common stock at a rate of 20% below the price offered in the Company's first equity financing. That financing was the December 1999 offering at $1.75 per share. Accordingly, these officers are entitled to convert their deferred salary at $1.40 per share.

         LITIGATION
         The Company was involved in litigation with its former landlord for delinquency in lease payments. In January 2000, the parties entered into an agreement to settle the litigation, which reduced an unsecured claim in the bankruptcy of $250,000, and the Company accepted a $75,000 administrative claim from the lease company to cover all post petition costs incurred by the lease company.

         Shortly after the formation of TDL, a joint venture company acquired a 10% equity interest in TDL for $5,000,000. Along with its investment in TDL, the venture company acquired an option to purchase licenses to build up to four flat-panel display production plants. In January 1998, the venture company filed suit against Telegen, TDL, and certain current and former officers and directors of Telegen. In September 1999, the bankruptcy court approved a settlement which satisfactorily resolved the litigation with each party denying any liability, return of the 10% interest in TDL to Telegen, termination of the plant licenses, and a payment of insurance proceeds by Telegen's directors' and officers' insurers to the venture company at no cost to Telegen or the other defendants.

         The Company is also subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, and cash flows.

NOTE 9 - SHAREHOLDERS' DEFICIT

         CUMULATIVE SERIES A PREFERRED STOCK
         In March 1997, the Company partially completed a private placement of its 8% Cumulative Series A Preferred Stock ("Series A Preferred Stock") with a face value of up to $15,000,000 to support the Company's research and development programs and for general working capital purposes. The private placement agreement provided for Series A Preferred Stock to be issued at a 20% discount. The 20% discount of $800,000 was accrued over the period from issuance to the earliest conversion date, using the interest method. The financing was expected to take place in three tranches, each amounting to $5,000,000 in face value. During 1997, the Company issued 4,000 shares of Series A Preferred Stock with a face value of $4,000,000. The remaining funding of the Series A Preferred Stock did not occur. In addition, approximately 12,750 warrants were issued to the holders to purchase common stock in an aggregate amount of 20% of the value of the Series A Preferred Stock actually funded at a fixed price per share of common stock (fair value at the date of issuance).

         In addition to an 8% commission, placement agents received 10,403 warrants to purchase common stock in an aggregate amount of 10% of the face value of the Series A Preferred Stock actually funded at a fixed price per share of common stock (fair value at the date of issuance). The Company has also agreed not to sell any new equity series at a discount except in certain circumstances as defined in the agreement. This condition was made null and void as part of the Plan of Reorganization, and the warrants were cancelled as part of the Plan of Reorganization.

         The Company also entered into an Amendment Agreement to the Series A Preferred Stock Subscription Agreement dated July 7, 1997 (the "Amendment Agreement"), which entitled the Series A Preferred Shareholder to additional discounts of 3%, 6%, or 9% off of the Conversion Price, as that term is defined in the Amendment Agreement, based on the dates on which the preferred shareholder converts the New Series A Preferred Stock into common stock. The additional discounts of approximately $269,000 were accrued using the applicable discount rate. As of December 31, 1997, the Series A Preferred Stock was fully converted into the Company's common stock.

         WARRANTS
         In May 1998, the Company issued a warrant certificate as commission for placement services valued at $51,553 to a securities company for warrants to purchase 8,479 shares of common stock at an exercise price of $6.08 per share. On July 29, 1998, the warrants were exercised for total consideration of $51,553.

         The following summarizes the warrant transactions:


                                                                                                       Weighted-
                                                                                                        Average
                                                                                   Warrants            Exercise
                                                                                  Outstanding            Price
                                                                                ---------------     ---------------
                  Outstanding, December 31, 1996                                          3,156     $          0.16
                      Granted                                                            73,662     $         53.60
                                                                                ---------------

                  Outstanding, December 31, 1997                                         76,818     $         51.36
                      Granted                                                           134,389     $          6.08
                      Exercised                                                         (49,598)    $          6.08
                      Forfeited/cancelled                                              (161,609)    $         27.68
                                                                                ---------------

                           OUTSTANDING, DECEMBER 31, 1998                                     -     $             -
                                                                                ===============

                           EXERCISABLE, DECEMBER 31, 1998                                     -     $             -
                                                                                ===============


         AUGUST 1997 PRIVATE PLACEMENT OF COMMON STOCK
         In August 1997, the Company initiated a private offering on a subscription basis of 13,889 shares of its common stock, no par value (the "Subscription Common Stock") to accredited investors (the "Common Investors"), at a per share price of $36 (the "Common Offering"), which approximated fair market value during the period of the offering. As of September 30, 1997, the Company closed the Common Offering and sold 13,775 shares of the Subscription Common Stock pursuant thereto. The Company guaranteed a third party's put obligation related to 6,944 shares sold under this private offering at $43.20 per share.

         In connection with the Common Offering, the Company also delivered to certain of the Common Investors an aggregate of 3,125 warrants to purchase one share of Subscription Common Stock at $0.16 per share ("$0.16 Warrants"). The $0.16 Warrants have a four-year term from the date of issuance and were exercisable immediately upon issuance. The Company has the right to force the exercise of the $0.16 Warrants at any time after their issuance. The warrants were cancelled as part of the Plan of Reorganization.

         In connection with the put option, the Company entered into a Satisfaction and Release of Guarantee Agreement on May 13, 1998, whereby it issued a convertible promissory note for $300,000 that was non-interest-bearing. Payment was to be made by check or stock at the Company's option at an applicable conversion price. The conversion price will be the average of the closing market prices of the common stock of the Company on the four trading days immediately before the applicable due date for the Company's repayment obligation, which shall be $100,000 on June 13, 1998 and at least $50,000 on the 13th of every month thereafter until paid in full. As of December 31, 1998, $250,000 was converted into 69,958 shares of common stock. The remaining $50,000 of convertible debt was recorded as a bankruptcy liability.

         OCTOBER 1997 PRIVATE PLACEMENT OF COMMON STOCK
         In October 1997, the Company initiated a private offering on a subscription basis of up to 31,250 units (each, a "Unit") to accredited investors (the "Unit Investors"), with a purchase price per Unit of $32 (the "Unit Offering"), which approximated fair market value of the Company's common stock during the period of the offering. Each Unit consisted of (i) one share of Subscription Common Stock, (ii) a $0.16 Warrant, and (iii) a warrant to purchase one share of the Company's common stock at a $64 per share exercise price (each, a "$64 Warrant." The $0.16 Warrants and the $64 Warrants are collectively the "Warrants.") As of October 21, 1997, the Unit Offering was fully subscribed. As part of the consideration for placing the Units and for fully subscribing the Unit Offering, the Company issued the placement agent for the offering 3,125 $0.16 Warrants, and accordingly, $99,500 was recorded as additional offering costs. All warrants were cancelled as part of the Plan of Reorganization.

         Units purchased under the Unit Offering and the $0.16 Warrants issued to the placement agent are subject to lock-up provisions which limit the ability of a holder of common stock to sell common stock received upon exercise of the Warrants. The purchased Units are divided into four equal groups (each, a "Group"), each having a separate lock-up period (the "Lock-Up Period") for the resale of common stock purchased and the sale of common stock upon exercise of the Warrants. The Lock-Up Period for each Group expires on January 1, 1998, April 1, 1998, July 1, 1998, and October 1, 1998.

         NOVEMBER 1997 NOTES
         On November 26, 1997, the Company issued Subscription Agreements for 10 Note Units. Each Note Unit consisted of a convertible promissory note with a face value of $50,000 and a warrant to purchase 625 shares of the Company's common stock at an exercise price of $36. Each note bore interest at 6% per annum with interest due on January 1, April 1, July 1, and October 1 of each year for a period of 18 months from the date of the note. Each note was convertible up to 18 months from the date of the note at a conversion price of the lower of (i) $44 or (ii) 75% of the lowest NASDAQ trading price either (x) over a look-back period of five NASDAQ trading days if the note was converted during a period between 91 and 150 days from the date of the holder's subscription agreement, (y) over a look-back period of 10 NASDAQ trading days if the note was converted during a period of between 151 and 210 days from the date of the holder's subscription agreement, or (z) over a look-back period of 20 NASDAQ trading days if the note was converted anytime on or after 211 days from the date of the holder's subscription agreement. On the date 18 months from the date of the note, the note shall automatically convert into the number of shares of common stock to which the holder would have been entitled had the note been converted on or after 211 days from the date of the note.

         Each warrant had a four-year term from issuance, was immediately exercisable, and could be exercised on a net-exercise basis at the option of the holder. As part of the consideration for placing the Note Units, the Company's placement agent received a warrant to purchase 5,000 shares of common stock for every $500,000 of Note Units sold; such warrant had the same terms as the warrants issued as part of the Note Unit. As of December 31, 1998, $345,000 of the convertible notes were converted into 32,915 shares of common stock, and the remaining $155,000 of convertible notes was recorded as a bankruptcy liability. The warrants were cancelled as part of the Plan of Reorganization.

         COMMON STOCK EXCHANGE OFFER
         On March 19, 1998, the Company made available to the Common Investors and Unit Investors (the "Investors") an exchange offer (the "Exchange Offer") for the common stock purchased. Under the Exchange Offer, the Investors were offered convertible subordinated promissory notes (the "Notes") for their shares of Subscription Common Stock with a face value equal to the number of shares of common stock tendered under the Exchange Offer multiplied by the five-day average of the Company's closing trading prices on the Over-the-Counter Bulletin Board prior to March 17, 1998 (the "Conversion Price").

         The Notes had a one-year term with a 6% balloon interest payment due at the end of the term of the Notes. The Notes were subordinated to all other existing debt of the Company, both as to interest and principal and upon liquidation. The Notes were also convertible into registered shares of common stock at any time by a holder, such number of shares of common stock to be determined by dividing the amount of the face value of the Note tendered by the Conversion Price. The Company could prepay the Notes at any time after giving 15 days prior written notice to the holders.

         The Exchange Offer was extended to certain holders of the Company's unregistered common stock in order to allow them to exchange their common shares for shares of convertible preferred stock or convertible debt. The holders were from the August and October Private Placements, along with two additional individual investors. As of December 31, 1998, none of the holders exchanged their common shares for convertible preferred stock.

         OTHER CONVERTIBLE NOTES
         On April 1, 1998, the Company issued a convertible promissory note for $500,000 at a conversion price of $6.08 per share and a warrant to purchase $500,000 worth of shares of the Company's common stock at the same conversion price. The note was due on April 1, 1999 and bore interest at 6% per annum. The Company recorded a financing charge of $526,315, representing the difference between the $6.08 conversion price of the note and the Company's stock price of $12.48 on the issuance date. Such costs were charged to interest expense during the year ended December 31, 1998 when the note first became eligible for conversion. As of December 31, 1998, the note was converted into 82,237 shares of common stock, and the warrants were converted into 41,118 shares of common stock.

         On April 1, 1998, the Company issued another convertible promissory note for $50,000 at a conversion price of $6.08 per share as a commission in connection with placement services relating to other convertible notes. The note was due on April 1, 1999 and bore interest at 6% per annum. The Company recorded a financing charge of $52,632, representing the difference between the $6.08 conversion price of the note and the Company's stock price of $12.48 on the issuance date. Such costs were charged to interest expense during the year ended December 31, 1998 when the note first became eligible for conversion. As of December 31, 1998, the note was converted into 8,224 shares of common stock.

         On April 23, 1998, the Company issued two additional convertible notes totaling $33,516, which had the same terms as the March 19, 1998 notes. The Company recorded a financing charge of $38,191, representing the difference between the $6.08 conversion price of the note and the Company's stock price of $13.01 on the issuance date. Such costs were charged to interest expense during the year ended December 31, 1998 when the note first became eligible for conversion. As of December 31, 1998, the entire debt was converted into 5,625 shares of common stock.

         On May 7, 1998, the Company issued a convertible promissory note for $515,532 at a conversion price of $6.08 per share and a warrant to purchase 84,791 shares of the Company's common stock at the same price. The note was due on May 8, 1999 and bore interest at 6% per annum. The Company recorded a financing charge of $366,299, representing the difference between the $6.08 conversion price of the note and the Company's stock price of $10.40 on the issuance date. Such costs were charged to interest expense during the year ended December 31, 1998 when the note first became eligible for conversion. As of December 31, 1998, the note was converted into 84,791 shares of common stock. The Company also issued 8,479 warrants at an exercise price of $6.08 per share as a commission for placement services valued at $51,553. These warrants were exercised during the year ended December 31, 1998 for proceeds of $51,553.

         In July 1998, the Company entered into a Satisfaction and Release Agreement in satisfaction of all debts to one individual. The Company issued a convertible promissory note valued at $225,000, which was convertible at $6.08 per share in the same month. As of December 31, 1998, the note was converted into 37,000 shares of common stock.

         EMPLOYEES
         In January 1998, the Company issued 75 shares of common stock valued at $6,000 to a former employee for past services.

         In February 1998, the Company granted an officer of the Company an incentive stock option to purchase 17,500 shares of the Company's common stock under the 1996 Stock Option Plan at an exercise price of $6.88 and an option to purchase 27,500 shares of the Company's common stock at an exercise price of $6.88 outside of the 1996 Stock Option Plan in satisfaction of his employment contract with the Company. None of the options had been exercised when the officer resigned on October 1, 1998, at which time all of the stock options were cancelled.

         In May 1998, an employee exercised stock options to purchase 15 shares of common stock at an exercise price of $5 per share.

         STOCK PURCHASE INCENTIVE PLAN
         In October 1996, the Company adopted the 1996 Stock Purchase Incentive Plan to provide additional incentive to employees and consultants of the Company. On June 29, 1998, several employees were issued a total of 405 shares of common stock valued at $3,956. The Company is readopting the 1996 Stock Purchase Incentive Plan and renaming it the 2000 Stock Purchase Incentive Plan.

         STOCK OPTION INCENTIVE PLAN
         The Company adopted the 1996 Stock Option Incentive Plan (the "Option Plan") in October 1996 to provide additional incentives to the employees and consultants of the Company. The Company is readopting the Option Plan and renaming it the 2000 Stock Incentive Plan.

         Under the Option Plan, options granted are not incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The specific terms of each option grant are approved by the Board of Directors and reflected in a written stock option agreement between the Company and each grantee. Generally, the options are for a term of no more than five years at an exercise price no less than the fair market value of the Company's common stock as determined by the Board of Directors at the time of option grant. Common stock may also be granted or sold under the Option Plan independent of any option grant.

         The Company reserved 200,000 shares of its common stock for issuance under the Option Plan. All unexercised options granted under the Option Plan prior to the filing of the Chapter 11 Case were cancelled under the Plan of Reorganization (see Note 2). As of December 31, 1998, no options have been granted under the Option Plan after the filing of the Chapter 11 Case.

         The following summarizes the stock option transactions under the stock option plans:

                                                                                                       Weighted-
                                                                                                        Average
                                                                                 Stock Options         Exercise
                                                                                  Outstanding            Price
                                                                                ---------------     ---------------

                  Outstanding, December 31, 1996                                         67,800     $         80.00
                      Granted                                                            22,933     $         58.24
                      Exercised                                                          (1,421)    $         80.00
                      Forfeited/cancelled                                                (2,717)    $          2.90
                                                                                ---------------

                  Outstanding, December 31, 1997                                         86,595     $         75.36
                      Granted                                                            45,000     $          6.88
                      Exercised                                                             (15)    $         80.00
                      Forfeited/cancelled                                              (131,580)    $         71.68
                                                                                ---------------

                           OUTSTANDING, DECEMBER 31, 1998                                     -     $             -
                                                                                ===============

                           EXERCISABLE, DECEMBER 31, 1998                                     -     $             -
                                                                                ===============


         There were 200,000 options available for future grant at December 31, 1998.

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1998 and 1997 would have been increased to the pro forma amounts indicated below:


                                                                                     1998                1997
                                                                              -----------------   -----------------
                  Net loss as reported                                        $      (4,992,372)  $      (9,919,732)
                  Net loss, pro forma                                         $      (4,992,372)  $     (10,426,293)
                  Basic loss per share as reported                            $           (6.93)  $          (28.61)
                  Basic loss per share, pro forma                             $           (6.93)  $          (30.07)


         The fair value of these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the years ended December 31, 1998 and 1997: dividend yields of 0% and 0%, respectively; risk-free interest rates of 4.7% and 6.11%, respectively; and expected lives of five and five years, respectively. The weighted-average exercise price was $0 and $4.71 at December 31, 1998 and 1997, respectively.

         Compensation expense of $0 and $16,000 was recognized as a result of the issuance of stock options during the years ended December 31, 1998 and 1997, respectively.


NOTE 10 - INCOME TAXES

         The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 1998 and 1997:


                                                                                      1998               1997
                                                                                ---------------    ----------------

                  Current
                      Federal                                                   $             -    $              -
                      State                                                                 800                 800
                                                                                ---------------    ----------------

                                                                                            800                 800
                                                                                ---------------    ----------------
                  Deferred
                      Federal                                                                 -                   -
                      State                                                                   -                   -
                                                                                ---------------    ----------------

                                                                                              -                   -
                                                                                ---------------    ----------------

                           PROVISION FOR INCOME TAXES                           $           800    $            800
                                                                                ===============    ================


         The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 1998 and 1997 as follows:


                                                                                      1998                1997
                                                                                ---------------    ----------------

                  Statutory regular federal income tax rate                               34.0%               34.0%
                  State taxes                                                              5.8                 -
                  Tax credits                                                              2.4                 -
                  Change in valuation allowance                                          (42.2)              (34.0)
                                                                                ---------------    ----------------

                      TOTAL                                                               -   %               -   %
                                                                                ===============    ================


         The tax effects of temporary differences which give rise to deferred taxes at December 31, 1998 consisted of:


                  Deferred tax assets
                      Federal net operating loss carryforward                                      $      6,660,636
                      State operating loss carryforward                                                   1,231,356
                      Capitalized research experimentation                                                3,023,412
                      Tax credits                                                                           783,111
                      Other                                                                                (479,628)
                                                                                                   ----------------

                  Total gross deferred tax assets                                                        11,218,887
                  Less valuation allowance                                                               11,218,887

                           NET DEFERRED TAX ASSETS                                                 $              -
                                                                                                   ================


         As of December 31, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $19,590,000 and $13,900,000, respectively. The net operating loss carryforwards begin expiring in 2010 and 2000, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.


NOTE 11 - RELATED PARTY TRANSACTIONS

         At December 31, 1998, $536,920 and $219,353 was owed to the Company's Chief Executive Officer and Chief Technology Officer, respectively, for deferred salaries and expenses they incurred on behalf of the Company. These amounts are included in the Bankruptcy Liability as of December 31, 1998.


NOTE 12 - SUBSEQUENT EVENTS

         CONVERTIBLE DEBT
         On April 9, 1999, the Company entered into a convertible promissory note for $100,000 with a former director. The note bears interest at 10% per annum and is due five years from the date of the note. The holder has the option, in lieu of repayment in cash, to convert, in whole or in part, any portion of the outstanding principal or interest into shares of common stock at a conversion price of $0.496 per share.

         On December 3, 1999, the Company issued convertible promissory notes to 10 investors for an aggregate of $500,000. The notes bore interest at 15% per annum and were due the earlier of (i) one year from the date of the note or (ii) the effective date under a plan or reorganization that is confirmed in Chapter 11 Case No. 98-34876-DM-11. Upon confirmation of the plan by the court, the holder shall have the option, in lieu of repayment in cash, to convert, in whole or in part, any portion of the outstanding principal or interest on the note into shares of common stock at a conversion price of $1.40 per share. The Company paid cash commissions of $50,000 and issued 28,576 warrants at an exercise price of $1.75 per share as a commission for placement services valued at $50,000. These warrants will be amortized as offering costs over the term of the convertible promissory notes.

         STOCK OFFERINGS
         On December 15, 1999, the Company commenced an offering (the "1999 Offering") of up to 7,885,714 shares of common stock at a price of $1.75 per share. On March 7, 2000, the Company closed the 1999 Offering upon the receipt of subscriptions for 4,000,000 shares. The 1999 Offering was conducted pursuant to Rule 506 of Regulation D under the Securities Act of 1993 (the "Act"). Pursuant to the terms of the 1999 Offering, the proceeds were to be held in escrow until confirmation of the Plan of Reorganization. The Plan of Reorganization was approved on June 28, 2000, and the Company received the funds on July 6, 2000. The Company incurred cash offering costs of 10% of the gross proceeds of the offering, or $700,000, which was subsequently converted into shares of the Company's common stock at a rate of one share for $1.75 of offering costs. In addition, the Company incurred offering costs of 120,000 shares of common stock valued at $210,000 and warrants to purchase 400,000 shares of common stock valued at $700,000. The warrants have an exercise price of $1.75, vest immediately, and expire in March 2003.

         On March 27, 2000, the Company entered into a further agreement to conduct three additional offerings of common stock. These offerings are also being conducted pursuant to Rule 506 of Regulation D under the Act. The first offering was for 1,000,000 shares at $10 per share for a total of $10,000,000. The second offering will follow completion of the first and will be for total proceeds of up to $10,000,000. The third offering will follow completion of the second and will be for total proceeds of up to $5,000,000. The offering prices for the two additional offerings will be set by the Company and the selling agents based upon market conditions, but are required to be at least $10 per share. As of June 30, 2000, the Company has been informed by the selling agents that subscriptions have been received for approximately $7,000,000 in the first phase of the offering at $10 per share. The proceeds are being held in escrow until a registration statement covering all the shares in the offering has been declared effective by the Securities and Exchange Commission ("SEC") within 180 days after confirmation of the Plan of Reorganization.

         The Company will incur a cash commission of 10% of the gross proceeds of the offering to be paid in cash or shares of the Company's common stock at the selling agent's option, a commission of 3% of the number of shares sold in the offering to be paid in the form of shares of the Company's common stock, and a commission of 10% of the number of shares sold in the offering to be paid in the form of warrants to purchase shares of the Company's common stock. The warrants have an exercise price of $10, vest immediately, and expire three years from the date of grant.

         On March 29, 2000, an offering of 500,000 shares of common stock to a group of foreign investors (the "Regulation S Offering") at a price of $8 per share was fully subscribed for gross proceeds of $4,000,000. The funds are presently being held in escrow. Closing of the Regulation S Offering is contingent upon the debtor's filing of a registration statement with the SEC to permit the investors to sell their shares in the public market and receipt of effectiveness of that statement from the SEC within 180 days after confirmation of the Plan of Reorganization. The Company incurred cash offering costs of 2% of the gross proceeds of the offering, or $80,000, which can be converted into shares of the Company's common stock at a rate of one share for $8 of offering costs at the selling agent's option. In addition, the Company incurred offering costs of 25,000 shares of common stock valued at $200,000 and warrants to purchase 50,000 shares of common stock valued at $400,000. The warrants have an exercise price of $8, vest immediately, and expire in March 2003.

         CONVERSION OF NOTES
         In April 2000, two holders of convertible promissory notes in the aggregate amount of approximately $190,000 converted their notes into 42,322 shares of common stock.

         ACQUISITION
         On March 27, 2000, the Company reached an agreement (the "Acquisition Agreement"), subject to confirmation of the Plan of Reorganization and certain other conditions, to purchase a controlling interest in eTraxx Corporation ("eTraxx"). eTraxx is a start-up company founded in July 1998 by executives of the Company that will support a proprietary high speed network for the delivery of digital content. The network is currently in development. eTraxx has raised $600,000 in seed capital and is conducting a $5,400,000 offering of its common stock. The acquisition is contingent upon eTraxx's successful receipt of a minimum of $1,000,000 in its offering, confirmation of the Plan of Reorganization, and successful receipt by the Company of a minimum of $1,000,000 in the new offering it is currently conducting.

         In addition, eTraxx has agreed to loan the Company up to $500,000 and the Company has received approval from the Bankruptcy Court to borrow up to $400,000 of such amount. The loan bears interest at prime plus 1%. As of June 30, 2000, the Company has borrowed approximately $200,000.

         SYNERCOM
         On July 10, 2000, certain assets purchased by Synercom were returned to the Company in exchange for a payment of $160,000 by the Company and a general release between Synercom, the Company, and its principals.