Form 10KSB
period 1999-12-31
TELEGEN CORP /CO/
filed 2000-12-13
CIK 906448

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
       For the fiscal year ended DECEMBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to __________

                         Commission file number 0-21864

                               TELEGEN CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          CALIFORNIA                                        84-067214
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

           1840 GATEWAY DRIVE, SUITE 200, SAN MATEO, CALIFORNIA 94404
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (650) 261-9400
                           ---------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK.

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     For the fiscal year ended December 31, 1999, the issuer's revenues were $0. As of December 31, 1999, the aggregate market value of issuer's voting stock held by non-affiliates was $2,857,389.

     Documents Incorporated by Reference: Yes

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 13(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court. Yes [X] No [ ]

     This Report on Form 10-KSB contains information concerning the issuer relating to the fiscal year ended December 31, 1999, except where otherwise indicated.

                               Telegen Corporation
                          Annual Report on Form 10-KSB
                                Table of Contents


PART I

     ITEM 1.  DESCRIPTION OF BUSINESS ............................................ 3
     ITEM 2.  DESCRIPTION OF PROPERTY ............................................ 8
     ITEM 3.  LEGAL PROCEEDINGS .................................................. 9
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................10

PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...........10
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS ..............................................11
     ITEM 7.  FINANCIAL STATEMENTS................................................16
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE ...............................................17

PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..................17
     ITEM 10. EXECUTIVE COMPENSATION .............................................18
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .....22
     ITEM 12. CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS ............23
     ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ....24

SIGNATURES


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," "Item 3 Legal Proceedings" and "Item 6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Telegen Corporation ("the Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 1999.

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

On October 28, 1998, the Company commenced a reorganization case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division ("Bankruptcy Court"), designated as IN RE TELEGEN CORPORATION, case number 98-34876-DM-11. During the period of this Report 10-KSB, the Company managed its affairs as a "debtor-in-possession", subject to supervision of the Bankruptcy Court, including the requirements that the Company file certain reports and seek court approval for certain actions, primarily any actions outside the ordinary course of business. In subsequent events, the Company filed a Plan of Reorganization on April 22, 2000 and the Bankruptcy Court confirmed the Plan of Reorganization on June 28, 2000.

In the period ending December 31, 1999, certain significant developments occurred. On March 5, 1999, the Company accepted the resignations of Eric V. Stafford as Chief Financial Officer and a director and John McMullen as a director. On November 9, 1999, the Company signed a Selling Agreement with WMS Financial Planners, Inc. of Seattle, WA and Pacific West Securities, Inc., of Renton, WA, Investment Banking Advisor and Managing Broker, respectively, to conduct a $500,000 debt offering and a $13.8 million equity offering for the Company. On November 30, 1999, the Bankruptcy Court approved the Selling Agreement and the Company closed the $500,000 debt offering on December 3, 1999. On December 15, 1999, the Company commenced an offering (the "1999 Offering") of post reorganization shares of common stock of the Company (the "New Common Stock") at a price of $1.75 per share. On March 7, 2000 the Company closed the 1999 Offering upon the receipt of subscriptions for 4,000,000 shares of New Common Stock and gross proceeds of $7,000,000.

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

DISPLAY PATENTS AND MANUFACTURING

On November 7, 1998, the Company received its first U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent # 5,831,397 titled "Deflecting Apparatus for a Flat Panel Display Illuminated by Electrons." On September 7, 1999, the Company received its second U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent # 5,949,395 titled "Flat Panel Matrix-Type Emissive Display." The Company currently has two additional flat panel display patents pending and expects to file up to ten new flat panel display patents over the next two years. The Company expects these and future patents to protect its proprietary technologies and techniques for building highly cost effective flat panel displays without the use of high-tech semiconductor facilities.

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

The total flat panel display market, as estimated by Stanford Resources, Inc, was $13.6B for 1998, growing to an estimated $19B by the year 2000 and to an estimated $31B by the year 2003, an annual growth rate of approximately 18%. Of this total, AMLCD was estimated to account for $10B in 1998 and is projected to account for $14.3B in 2000 and $23.8B in 2003.

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

On December 31, 1996, the Company was awarded a broad (60 claims) U. S. patent covering the Parallel and RPS technologies, U. S. Patent #5,590,182 titled "System for Interception and Transmission of Communication Signals on Telephone and Data Lines." This patent was assigned to SynerCom on April 1, 1998 but, in a subsequent event, was re-assigned back to Telegen in July 2000.

TELEGEN RESEARCH AND DEVELOPMENT

Telegen's research and development expenses for the years ending December 31, 1999 and 1998 were $55,928 and $537,760, respectively. Due to the reorganization and severe financial constraints, research and development expenses for the year 1999 were substantially below those of earlier years. Telegen estimates that expenditures for research and development related to flat panel display development will increase substantially after completion of reorganization to approximately $3,000,000 for the year 2000.

During the years 1999 and 1998, all of Telegen's research and development expenses were related to development activities of Telegen Display Laboratories, Inc. ("TDL"). Continued development of the flat panel display technology will continue to represent significant capital expenditures in the Company's near term. On April 1, 1998, the Company sold substantially all of its assets in TCC to a company controlled by two affiliates.

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

The Company routinely files for both United States and foreign patents on its technologies. Telegen believes, based upon the advice of patent counsel, that patent protection may be available to the Company on substantial portions of its technologies. On December 31, 1996, the Company was awarded a broad (60 claims) U.S. patent covering its Parallel and RPS communications technologies, U.S. Patent #5,590,182 titled "System for Interception and Transmission of Communication Signals on Telephone and Data Lines." This patent was assigned to SynerCom on April 1, 1998 but, in a subsequent event, was re-assigned back to Telegen in July 2000. On November 7, 1998, the Company received its first U.S. patent on aspects of the HGED flat panel display technology, U.S. Patent # 5,831,397 titled "Deflecting Apparatus for a Flat Panel Display Illuminated by Electrons." On September 7, 1999, the Company received its second U.S. patent on aspects of the HGED flat panel display technology, U.S. Patent #5,949,395 titled "Flat Panel Matrix-Type Emissive Display."

The Company currently has two additional patents pending and expects to file up to ten new patents over the next two years. As of December 31, 1999, the Company has not been issued any foreign patents. The Company also believes it retains copyright protection for the software used in its products as well as for its integrated circuit designs.

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

TELEGEN EMPLOYEES

As of December 31, 1999, Telegen employed 5 persons on a full-time basis, including three executive officers and a general support staff. Telegen also employs consultants and independent contractors, many of whom the Company intends to hire as full time employees upon completion of its reorganization. Telegen believes that its employee relations are good. In October 1998, the majority of Telegen's staff resigned. The Company's future success will depend in significant part upon the continued service of certain remaining key technical and senior management personnel, and Telegen's ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Competition for such personnel is intense. See "Item 6. Management's Discussion and Analysis - Risk Factors - Telegen's Dependence Upon Key Personnel."

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

ITEM 2. DESCRIPTION OF PROPERTY

Telegen maintains its corporate offices at 1840 Gateway Drive, Suite 200, San Mateo, California 94404. Also located at this address are the corporate offices of Telegen's subsidiaries, Telegen Communications Corporation and Telegen Display Laboratories, Inc. Through December 31, 1999, the Company also utilized approximately 1,200 square feet of office and laboratory space in Foster City, California, provided rent free to the Company by its President, Jessica L. Stevens.

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

All of Telegen's business and technology records were located in the Redwood City premises, as well as a substantial amount of furniture, laboratory equipment and Telegen's HGED flat panel prototype assembly line. Therefore, the current management determined that its best course of action was to commence a Chapter 11 Case because, among other things, commencement of the case might preserve the Company's equity in the leases and stay any efforts by the MetLife to remove Telegen's property before it could be organized and removed in an orderly manner by the Company. On October 28, 1998, the Company commenced a reorganization case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division, designated as IN RE TELEGEN CORPORATION, case number 98-34876-DM-11. By December 31, 1998, the Company had removed and stored all of its valuable property and records from its former Redwood City facilities. However, termination of the leases divested the Company of its only existing research and production facilities at the time.

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

In December, 1999, the Company entered into a sublease, commencing January 10, 2000, of approximately 2,000 square feet of R&D facilities at 1167A Chess Drive, Foster City, California, at a net cost of approximately $3,300 a month, including Telegen's respective share of the building's operating expenses. These facilities are inadequate to complete development of the HGED display technology and therefore the Company plans to lease additional larger facilities as soon as practicable. Telegen believes there is adequate space available in its immediate area for these new facilities, but there can be no assurance that additional space can be located on favorable terms or that the Company will not incur significant expenses to relocate to new facilities

ITEM 3. LEGAL PROCEEDINGS

BANKRUPTCY. On October 28, 1998, the Company commenced a reorganization case ("Chapter 11 Case") under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division ("Bankruptcy Court"), designated as IN RE TELEGEN CORPORATION, case number 98-34876-DM-11. During the period of this Report 10-KSB, the Company managed its affairs as a "debtor-in-possession", subject to supervision of the Bankruptcy Court, including the requirements that the Company file certain reports and seek court approval for certain actions, primarily any actions outside the ordinary course of business. In subsequent events, the Company filed a Plan of Reorganization on April 21, 2000 and the Bankruptcy Court confirmed the Plan of Reorganization on June 28, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 1999, the common stock of the Company traded on the over-the-counter Electronic Bulletin Board (the "EBB"). The EBB is a real-time electronic quotation service for over-the-counter securities. The EBB is not an automated quotation system and is characterized by low volume of trading and lack of liquidity. There is no assurance that the EBB can or will provide sufficient liquidity to holders of the Company's common stock. The common stock was trading on the Nasdaq SmallCap Market until January 22, 1998.

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

The following table sets forth the quarterly high and low bid prices of the Company's common stock from January 2, 1998 until December 31, 1999. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share data in the following table has been retroactively restated to reflect this reverse stock split. Such prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

           QUARTER ENDED             BID PRICES
           -------------         -----------------
                                  HIGH        LOW
                                 ------      -----
           March 31, 1998        $17.44      $4.48

           June 30, 1998         $22.08      $4.32

           September 30, 1998     $7.68      $1.60

           December 31, 1998      $2.08      $0.32

           March 31, 1999         $4.80      $0.32

           June 30, 1999          $3.04      $0.80

           September 30, 1999     $1.60      $0.96




           December 31, 1999      $3.68      $0.48


As of December 31, 1999, there were 950,360 post-effective shares issued and outstanding and approximately 726 holders of record of the Company's common stock. The Company believes that a significant number of beneficial owners of its common stock hold shares in street name. No dividends have ever been paid to Telegen's common stock shareholders and Telegen does not anticipate paying dividends in the future.

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

Telegen, through its subsidiary and predecessor corporation, Telegen Communications Corporation ("TCC"), was organized and commenced operations in May 1990. From inception until 1993, Telegen was principally engaged in the development and testing of its telecommunications products. Telegen's first product sales and revenues were realized in 1991. Revenues in 1991 through 1995 were derived primarily from sales of Telegen's telecommunications products. In 1996, revenues were derived primarily from the operations of Morning Star Multimedia, Inc. ("MSM"), a subsidiary of the Company. In 1997, revenues were derived from the operations of MSM and TCC, a subsidiary of the Company. In 1998, revenues were derived from the operations of TCC. Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of December 31, 1999, Telegen had an accumulated deficit of $27,790,874. As of December 31, 1999, Telegen had a working capital deficit of $4,617,256. Telegen expects to continue to incur substantial operating losses through 2000. In order to become profitable, Telegen must successfully complete its reorganization, refinance its operations, develop commercial products, manage its operating expenses, establish manufacturing capabilities, create sales for its products and create a distribution capability.

Telegen has made significant expenditures for research and development of its products. In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.

RESULTS OF OPERATIONS

REVENUES. Revenues for the year ending December 31, 1999 were $0 compared to $57,900 for 1998. 1998 revenues were entirely attributable to sales by TCC of ACS 2010 product for the period January 1, 1998 through April 1, 1998, when the business of TCC was sold.

COST OF GOODS SOLD. Cost of goods sold and contract services were $0 for the year ended December 31, 1999 and $264,578 for the year ended December 31, 1998. Cost of goods sold for 1998 related entirely to TCC product sales.

RESEARCH AND DEVELOPMENT. Research and development expenses were $55,928 for the year ended December 31, 1999 and $537,760 for the year ended December 31, 1998. Decreased research and development expenses for 1999 resulted from reduced activities during reorganization; all of the 1999 research and development was attributable to Telegen. Decreased research and development expenses for 1998 resulted from reduced staffing and a cessation of activities in the last quarter of the year; all of the 1998 research and development expenses were attributable to Telegen Display Laboratories, Inc..

SALES AND MARKETING. Sales and marketing expenses for the year ended December 31, 1999 were $45,000, compared with $147,853 for the year ended December 31, 1998. All of the sales and marketing expenses for 1999 were attributable to Telegen. All of the sales and marketing expenses for 1998 were attributable to TCC.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses for 1999 were $1,080,171 as compared with $2,659,374 for 1998. Of the 1999 general and administrative expenses, $73,007 was attributable to TDL and $1,007,164 was attributable to Telegen. Of the 1998 general and administrative expenses, $448,212 was attributable to TDL, $2,112,685 was attributable to TCC and Telegen, and $98,477 was attributable as a fixed asset impairment loss. Decreases in 1999 were related to reduced staffing and corporate activities. The primary components of general and administrative expenses for 1999 were employee salaries and legal expenses relating to Telegen's reorganization. Decreases in 1998 general and administrative expenses were related to reduced staffing, corporate activities and the relocation of Telegen to smaller facilities. The primary components of general and administrative expenses for 1998 were employee salaries and legal and accounting expenses related to SEC compliance.

INTEREST INCOME AND EXPENSE. Net interest income/expense for 1999 was $0 as compared with interest expense for 1998 of $1,115,470. 1998 interest income and expense was attributable to Telegen. Increases in interest expense for 1998 resulted from interest financing charges of $526,315, $52,632, $38,191 and $322,299 related to discount conversion features on a series of Convertible Note financings issued on April 1, 1998 for $500,000, April 1, 1998 for $50,000, April 23, 1998 for $33,526 and May 7, 1998 for $515,532, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. As of December 31, 1999, Telegen had raised $18,845,786 in net capital through the sale of Telegen common stock, and $4,605,010 in net capital through the sale of TDL common stock. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share and per share data in this section have been retroactively restated to reflect this reverse stock split.

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

In April 1999, the Company issued a convertible promissory note (the "First Note") to Bernard Brown, who had been a director of the Company from 1990 to 1995 and who became a director again on June 30, 2000. The note was in the principal amount of $100,000 and was due and payable upon the earliest of confirmation of a plan of reorganization or five years from issuance, and bore interest at a rate of 10% per annum. In April 1999, the Company granted to Mr. Brown the option to convert the First Note to shares of post reorganization common stock of the Company at the rate of one share of post reorganization common stock for each $0.496 of indebtedness.

In December 1999, the Company issued promissory notes (the "Bridge Notes") to a group of ten investors (the "Bridge Lenders") in the aggregate principal amount of $500,000 bearing interest at the rate of 15% per annum and due and payable one year from the date of issuance. In December 1999, the Company granted to the Bridge Lenders the option to convert the Bridge Notes into shares of post reorganization common stock at a rate of one share of post reorganization common stock for each $1.40 of indebtedness.

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

On March 27, 2000, the Company entered into an agreement with the Selling Agents to conduct up to three additional offerings of New Common Stock. These offerings are also being conducted pursuant to Rule 506 of Regulation D under the Act. The first offering is for 1,000,000 shares of New Common Stock at $10 per share for total gross proceeds of $10,000,000. The second offering will follow completion of the first and will be for total gross proceeds of up to $10,000,000. The third offering will follow completion of the second and will be for total gross proceeds of up to $5,000,000. The offering prices for the two additional offerings will be set by the Company and the Selling Agents based upon market conditions, but are required to be at least $10 per share. As of June 30, 2000, the Company has been informed by the Selling Agents that subscriptions have been received for approximately $7,000,000 in the first phase of the offering at $10 per share. The proceeds are being held in escrow until a registration statement covering all the shares in the offerings has been declared effective by the Securities and Exchange Commission ("SEC") within 180 days after confirmation of the Company's Plan of Reorganization.

On March 29, 2000, the Company completed an offering of 500,000 shares of New Common Stock to a group of foreign investors (the "Regulation S Offering") at a price of $8 per share for gross proceeds of $4,000,000. The funds are presently being held in escrow. Closing of the Regulation S Offering is contingent upon the Company's filing of a registration statement with the SEC to permit the foreign investors to sell their shares in the public market and receipt of effectiveness of that statement from the SEC within 180 days after confirmation of the Company's Plan of Reorganization.

Upon the effectiveness of the Company's Plan of Reorganization, the existing common stock of the Company was exchanged for post reorganization common stock in a ratio of 16 existing shares of common shares for 1 share of post reorganization common stock. This is commonly referred to as a 1:16 reverse split. The First Note and the Bridge Notes were issued pursuant to Section 364(b) of the Bankruptcy Code and were considered unsecured administrative expenses of the Company within the meaning of Section 1145(a)(1)(A) of the Bankruptcy Code.

Due to the unavailability of cash resources for operations, Telegen issued 0 shares of common stock and 75 shares of common stock during 1999 and 1998, respectively, in lieu of cash as payment for certain operating expenses, legal fees and employee services, amounting to $0 and $6,000, respectively.

Throughout 1999, Telegen's current working capital has been very limited. The Company had a limited amount of readily available funds to cover immediate working capital needs such as employee wages, wage taxes, social security taxes, and lease payments. Furthermore, the Company has tax debts associated with federal and state wage withholding taxes and social security taxes for the years 1997 and 1998 in the amount of $350,000.

Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although Telegen believes it will obtain additional funding in 2000, there can be no assurance that Telegen will be able to obtain such funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all, to meet its capital demands for operations and to complete its reorganization. If adequate funds are not available to complete its reorganization, Telegen's Chapter 11 Case might be converted to a case under Chapter 7, in which case a Chapter 7 trustee would likely liquidate the Company's assets. Telegen believes it will also require substantial capital to complete development of a finished prototype of the flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, the results of operations from the flat panel technology will be materially adversely affected.

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

Telegen's future capital infusions will depend entirely on its ability to attract new investment capital based on the appeal of the inherent attributes of its technology and the belief that the technology can be developed and taken to profitable manufacturing in the foreseeable future. Efforts are currently being made with parties having substantial resources to conclude such capital formation. Such capital formation efforts are intended to infuse up to $35 million in 2000, including reorganization expenses and $10 million for a prototype plant.

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

DEVELOPMENT STAGE COMPANY WITH NO REVENUES

Telegen is a developmental stage company with minimal revenues. The Company has been engaged in lengthy development of its flat panel display technology since 1995 and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from inception through December 31, 1999 is $27,790,874. The Company will continue to incur operating losses through 2000. In order to become profitable, the Company must successfully complete its reorganization, complete development of its HGED flat panel display technology, develop new products, establish a volume production line, successfully market and sell its display products, expand its distribution capability and manage its operating expenses. There can be no assurance that the Company will meet and realize any of these objectives or ever achieve profitability.

TELEGEN'S FUTURE CAPITAL NEEDS

Telegen's future capital requirements will depend upon many factors, including the final costs of Telegen's reorganization, the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although Telegen believes it will obtain significant funding through 2000, there can be no assurance that Telegen will be able to obtain adequate funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all, to meet its capital demands through 2000/2001. If adequate funds are not available to complete its reorganization, Telegen's Chapter 11 Case might be converted to a case under Chapter 7, in which case the Company's assets would likely be liquidated by a Chapter 7 trustee, leaving no value for the shareholders. If adequate funds are not available for operations, as required, Telegen's results of operations will be materially adversely affected. Telegen believes it will also require substantial capital to complete development of a finished prototype of its flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, Telegen's results of operations from the flat panel display technology will be materially adversely affected.

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

FLAT PANEL COMPETITION; FLAT PANEL PATENTS

Major Japanese companies such as Sharp Electronics, Toshiba and Sony dominate the market for flat panel displays. Telegen expects this competition to continually increase. There are also a number of well funded U. S. companies, such as Candescent Technologies, Motorola, eMagin, PixTech and IBM, which are developing products to compete with Telegen's HGED flat panel display. There can be no assurance that Telegen will be able to compete effectively against these or any of its competitors, most of whom have substantially greater financial resources than the Company. Flat panel displays utilizing AMLCD technology have been in production for over 10 years and have proven market acceptance. New technologies, such as FED, OLED and Color Plasma, are in development by a number of potential competitors, most of whom have greater financial resources than the Company. Telegen does not own or lease a manufacturing facility for, and has not begun the process of, volume manufacturing of flat panel displays. There can be no assurance that the Telegen's HGED technology can compete successfully on a cost, display quality or market acceptance basis with these other technologies. Further, although Telegen has received two U. S. patents, there can be no assurance that Telegen's efforts to obtain additional patent protection for its HGED technology will be successful or, if additional patent protection is obtained, that any or all of Telegen's patent(s) will provide adequate protection. Furthermore, there can be no assurance that Telegen's patents will not be successfully challenged in future administrative or judicial proceedings.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) PROFILES OF DIRECTORS AND EXECUTIVE OFFICERS

                                                                                   DATE          DATE
       NAMES                      AGE  POSITION                                 COMMENCED     TERMINATED **
       -----                      ---  --------                                 ---------     -------------
       Jessica L. Stevens *       47   Chair of the Board/President/            1990              N/A **
                                       Chief Executive Officer/Director

       Bonnie A. Crystal *        45   Executive Vice President/Chief           1990              N/A **
                                       Technical Officer/Director

       Eric V. Stafford           35   Chief Financial Officer/Director         10/11/98          3/5/99

       John McMullen              35   Director                                 10/11/98          3/5/99


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

Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1999, certain Section 16(a) filing requirements applicable to its officers, directors, and 10% shareholders were not complied with. The Company has failed to receive copies, or written representations, from the following directors of the Company regarding filing a timely Form 3: Eric V. Stafford and John McMullen. The following 10% beneficial owners also have failed to provide to the Company copies or written representations of the filing of a timely Form 3: Stock Acquisition, LLC. and Dennis Low. In addition, some of the Company's outside directors failed to file a Form 4 or 5 for grants of options made pursuant to compensation arrangements with such directors for board service.

ITEM 10. EXECUTIVE COMPENSATION

(a) SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers of the Company in fiscal year ended December 31, 1999 (the "Named Executive Officers" or individually the "Named Executive Officer"), as well as the total compensation paid to each such individual for the Company's two previous fiscal years.

                                                                    Total Annual                           Long Term
                                                                  Compensation (1)                 Compensation Awards (2)
                                                          --------------------------------         -----------------------
Name and Principal Position                Year           Salary Paid       Salary Accrued             Options/SARs (3)
---------------------------                ----           -----------       --------------             ----------------
Jessica L. Stevens                         1999                     0            $ 200,000                            0
President, Chief Executive Officer         1998(4)                  0            $ 171,154(5)                         0
and Chair of the Board                     1997             $ 166,667            $ 271,000(6)                     2,232

Bonnie A. Crystal                          1999                     0            $ 180,000                            0
Executive Vice President, Chief            1998(7)                  0            $ 154,038(8)                         0
Technical Officer, Secretary               1997             $ 157,500            $  87,519(9)                     2,232
and Director

Eric V. Stafford,                          1999                     0            $  27,692                            0
Chief Financial Officer                    1998(10)                 0            $  35,897                            0
and Director
--------------------------------------------------------------------------------------------------------------------------

(1) Total Annual Compensation includes all cash payments made to the Named Executive Officer including salary, bonuses and any other cash compensation.

(2) Long Term Compensation Awards includes any options, SARs or restricted stock awards granted to the Named Executive Officer.

(3) On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All options, warrants and SAR's have been retroactively restated to reflect this reverse stock split. All options, warrants and SAR's outstanding were subsequently cancelled on June 30, 2000, pursuant to the Company's Plan of Reorganization.

(4) Ms. Stevens was appointed President and Chief Executive Officer on October 11, 1998. Ms. Stevens's annual salary during fiscal year 1998 was $200,000 per year. On June 30, 2000, Ms. Stevens' annual salary was increased to $500,000 per year.

(5) Includes $125,000 accrued for the period January 1, 1998 through August 17, 1998 and $46,154 for the period October 11, 1998 through December 31, 1998.

(6) Includes $33,333 accrued for the period November 1, 1997 through December 31, 1997. Additionally, $214,590 in accrued salary for the years 1994 and 1995 and $23,077 in accrued vacation pay became due and payable on October 31,1997 when Ms. Stevens left the employment of the Company.

(7) Ms. Crystal was appointed Executive Vice President and Chief Technology Officer on October 11, 1998. Ms. Crystal's annual salary during fiscal year 1998 was $180,000 per year. On June 30, 2000, Ms. Crystal's annual salary was increased to $450,000 per year.

(8) Includes $112,500 accrued for the period January 1, 1998 through August 17, 1998 and $41,538 for the period October 11, 1998 through December 31, 1998.

(9) Includes $30,000 accrued for the period November 1, 1997 through December 31, 1997. Additionally, $36,750 in accrued salary for the year 1995 and $20,769 in accrued vacation pay became due and payable on October 31,1997 when Ms. Crystal left the employment of the Company.

(10) Mr. Stafford was appointed Chief Financial Officer and a director of the Company on October 11, 1998. Mr. Stafford's annual salary during fiscal year 1998 was $160,000 per year.

(b) OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information with respect to option or SAR grants during the fiscal year ended December 31, 1999 to the Named Executive Officers.

                       Number of Securities           Percent of Total
                        Underlying Options           Options Granted to          Exercise or Base Price
Name                          Granted             Employees in Fiscal Year            ($ per Share)         Expiration Date
----                   --------------------       ------------------------       ----------------------     ---------------
None                             0                            0                            ---                     N/A

---------------------------------------------------------------------------------------------------------------------------

(c)  AGGREGATED OPTION/SAR EXERCISES YEAR-END TABLE.

During the fiscal year ended December 31, 1999, none of the Named Executive Officers exercised any options/SARs issued by Telegen. The following table sets forth information regarding the stock options held as of December 31, 1999 by the Named Executive Officers.

                                  Number of Securities Underlying Unexercised               Value of Unexercised In-the-Money
                                        Options at Fiscal Year End (1)                       Options at Fiscal Year End (1)

Name                                 Exercisable              Unexercisable               Exercisable             Unexercisable
----                                 -----------              -------------               -----------             -------------
Jessica L. Stevens                        15,323                      1,711                         0                         0
                                          33,338                      6,667(2)                      0                         0

Bonnie Crystal                            13,186                      1,711                         0                         0
                                          33,338                      6,667(2)                      0                         0
-------------------------------------------------------------------------------------------------------------------------------

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

(d) COMPENSATION OF DIRECTORS

The Company's non-employee directors received (i) 356 shares of the Company's common stock or an option to purchase 356 shares of the Company's common stock at an exercise price equal to 100% of the fair market value per share of Common Stock on the date of the meeting, at such directors' election, and (ii) no cash compensation, for each meeting of the Board of Directors or a committee of the Board of Directors attended in person, or attended by telephone. The Company reimbursed each non-employee member of the Board of Directors and its committees for expenses incurred by such member in connection with the attendance of such meetings. Additionally, the Company's non-employee directors received options under its 1996 Director Stock Option Plan. During 1999, no meetings of the Company's Board of Directors were held.

On June 30, 2000, the Company adopted the Director Option Plan (the "2000 DOP"), under which the Company's non-employee members of the Board of Directors (the "Outside Directors" or individually the "Outside Director") are compensated for their service, provides for the Outside Directors to receive an option to purchase twenty thousand (20,000) shares of the Company's common stock on each date such Outside Director is re-elected by the shareholders to serve another term in office. All option grants under the 2000 DOP to any Outside Director are limited to once in any given calendar year on the date of the Shareholders' annual meeting upon their election or re-election to the board. The exercise price of options acquired pursuant to the 2000 DOP is 100% of the fair market value per share of Common Stock on the date of the grant. In the event that the date of grant is not a trading day, the exercise price per share is the fair market value on the next trading day immediately following the date of grant of the option. All options granted under the 2000 DOP are fully vested and exercisable upon the date of grant and remain exercisable only while the Outside Director remains a director of the Company and for 90 days thereafter.

The Company's directors who are also officers of the Company do not receive any additional compensation for their services as members of the Board of Directors.

(e) EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Jessica L. Stevens ("Ms. Stevens") has an employment contract with the Company (the "Stevens Employment Agreement"). The Stevens Employment Agreement provided that Ms. Stevens receive an annual salary of $200,000 during her first year of employment, with the salary in later years subject to determination by the Board of Directors but not less than $200,000 per year. On June 30, 2000, the Board of Directors increased Ms. Stevens' annual salary to $500,000 and granted her an incentive stock option award of 500,000 options having an exercise price of $1.93 and vesting ratable over the following 12 month period. Ms. Stevens is also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company.

The term of the Stevens Employment Agreement is 5 years starting October 11, 1998 and provides that Ms. Stevens may not be terminated at any time during the term of the agreement except for cause, death or disability as defined in the agreement. If Ms. Stevens is involuntarily terminated without cause, she is eligible for a severance package, which includes a lump sum payment based upon the annual salary applicable at the date of termination.

Bonnie A. Crystal ("Ms. Crystal") has an employment contract with the Company (the "Crystal Employment Agreement"). The Crystal Employment Agreement provided that Ms. Crystal receive an annual salary of $180,000 during her first year of employment, with the salary in later years subject to determination by the Board of Directors but not less than $180,000 per year. On June 30, 2000, the Board of Directors increased Ms. Crystal's annual salary to $450,000 and granted her an incentive stock option award of 500,000 options having an exercise price of $1.93 and vesting ratable over the following 12 month period. Ms. Crystal is also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company.

The term of the Crystal Employment Agreement is 5 years starting October 11, 1998 and provides that Ms. Crystal may not be terminated at any time during the term of the agreement except for cause, death or disability as defined in the agreement. If Ms. Crystal is involuntarily terminated without cause, she is eligible for a severance package, which includes a lump sum payment based upon the annual salary applicable at the date of termination.

William M. Swayne II ("Mr. Swayne") has an employment contract with the Company (the "Swayne Employment Agreement"). The Swayne Employment Agreement provides that Mr. Swayne will receive an annual salary of $400,000 during his two years of employment, as well as an incentive bonus to be established and approved by the Board of Directors. Mr. Swayne was also granted a signing bonus of 125,000 shares of common stock of the Company, 500,000 incentive stock options having an exercise price of $1.75 and vesting ratable over 12 months and a warrant for 75,000 shares of common stock at an exercise price of $1.75 per share. Mr. Swayne will also be provided with long term disability and VUL joint-life insurance. Mr. Swayne is also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company.

The term of the Swayne Employment Agreement is 2 years starting July 1, 2000 and provides that Mr. Swayne may not be terminated at any time during the term of the agreement except for cause as defined in the agreement. If Mr. Swayne is involuntarily terminated without cause, he is eligible for a severance package, which includes a lump sum payment based upon the annual salary applicable at the date of termination and immediate vesting of all options and warrants granted to him.

Jack B. King ("Mr. King") has an employment contract with the Company (the "King Employment Agreement"). The King Employment Agreement provides that Mr. King will receive an annual salary of $150,000 during his two years of employment. Mr. King was also granted a signing bonus of 25,000 shares of common stock of the Company and 50,000 incentive stock options having an exercise price of $1.75 and vesting ratable over 24 months. Mr. King is also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company.

The term of the King Employment Agreement is 2 years starting July 1, 2000 and provides that Mr. King may not be terminated at any time during the term of the agreement except for cause as defined in the agreement. If Mr. King is involuntarily terminated without cause, he is eligible for a severance package, which includes a lump sum payment based upon the annual salary applicable at the date of termination and other fringe benefits as defined in the agreement.

Dennis Wood ("Mr. Wood") has an employment contract with the Company (the "Wood Employment Agreement"). Mr. Wood was hired on April 1, 2000 by eTraxx Corporation ("eTraxx"), now a subsidiary of the Company and, on July 1, 2000, the Wood Employment Agreement with eTraxx was assigned to the Company. The Wood Employment Agreement provides that Mr. Wood will receive an annual salary of no less than $200,000 with annual review by the Chief Executive Officer, as well as any incentive bonus approved by the Board of Directors. Mr. Wood was also granted a signing bonus of 395,000 shares of common stock of eTraxx for nominal consideration with certain buy back provisions in the case of termination. Upon the assumption of the Wood Employment Agreement on June 30, 2000, the Company granted Mr. Wood an incentive stock option award of 100,000 options having an exercise price of $1.75 and vesting ratable over the following 12 month period. Mr. Wood will also be provided with long term disability and life insurance. Mr. Wood is also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company. On June 30, 2000, the Board of Directors increased Mr. Wood's annual salary to $250,000.

The term of the Wood Employment Agreement is 2 years starting July 1, 2000 and provides that Mr. Wood may not be terminated at any time during the term of the agreement except for cause, death or disability as defined in the agreement. If Mr. Wood is involuntarily terminated without cause, he is eligible for a severance package, which includes a lump sum payment based upon the annual salary applicable at the date of termination and other fringe benefits as defined in the Agreement.

The Company has no change-in-control arrangements.

(f) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors from January 1, 1999 to March 5, 1999 was John McMullen. Thereafter, until June 30, 2000, the Compensation Committee did not have any members. Mr. McMullen was not at any time during his term on the Board during the Company's 1999 fiscal year or at any other times an officer or employee of the Company. No executive officer of the Company serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. On June 30, 2000, Bernard Brown, an outside director, was appointed to the Compensation Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 1999 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding common stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.


Shares of Common Stock
----------------------

Five-Percent Shareholders, Directors, Executive Officers                         Number(1)(2)    Percent
--------------------------------------------------------------------------------------------------------
Jessica L. Stevens(3)..........................................................  49,694             5.3%

Bonnie Crystal(4)..............................................................  24,975             2.7%

Sundance Venture Partners, L.P.(5).............................................  49,571             5.3%

TSC LLC(5)(6)..................................................................  49,571             5.3%

Larry J. Wells(5)..............................................................  49,571             5.3%

Augustine Fund, L.P............................................................  78,608             8.4%

Elara, Ltd.(7).................................................................  70,313             7.5%

Triton Equities Fund L.P.......................................................  54,626             5.8%

All Directors and Executive Officers as a Group (2 persons)..................... 74,669             8.0%

--------------------------------------------------------------------------------------------------------

(1) Beneficial ownership includes voting and investment power with respect to the shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 1999, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Thus, the sum of the individuals' ownership as a percent of common stock beneficially owned may exceed 100%. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share data in this table have been retroactively restated to reflect this reverse stock split. As of December 31, 1999, Telegen had 950,360 shares of common stock outstanding.

(2) All options, warrants and SAR's outstanding were subsequently cancelled on June 30, 2000, pursuant to the Company's Plan of Reorganization.

(3) Jessica L. Stevens individually owns 31,214 shares of Common Stock and had options to acquire 15,324 shares of Common Stock and a warrant to acquire 3,156 shares of Common Stock.

(4) Bonnie Crystal individually owns 11,788 shares of Common Stock and had options to acquire 13,187 shares of Common Stock.

(5) Larry J. Wells, a former director of the Company, individually owns 13 shares of Common Stock and had options to acquire 2,683 shares of Common Stock. Larry J. Wells is also (i) a director of Sundance Venture Partners, L.P., which owns 12,500 shares of Common Stock and (ii) the manager for TSC LLC, which owns 34,375 shares of Common Stock.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY TRANSACTIONS

In April 1999, the Company issued a convertible promissory note to Bernard Brown who had been a director of the Company from 1990 to 1995 and who became a director again on June 30, 2000. The note was in the principal amount of $100,000 and was due and payable upon the earliest of confirmation of a plan of reorganization or five years from issuance and bore interest at a rate of 10% per annum. The Company granted to Mr. Brown the option to convert the note to shares of post reorganization common stock of the Company at the rate of one share of post reorganization common stock for each $0.496 of indebtedness.

In April 1999, the Company signed an agreement with Jack King for referral service in connection with the recruitment of senior management. In September 1999, the Company signed an agreement with Jack King for placement service in connection with the 1999 Offering. Mr. King subsequently became a director of the Company and Senior Vice President on June 30, 2000. In July 2000, Mr. King received compensation for his referral and placement service in the form of 312,143 shares of common stock.

On November 9, 1999, the Company signed a selling agreement with WMS Financial Planners, Inc., of Seattle, WA ("WMS Financial") and Pacific West Securities, Inc., of Renton, WA ("Pac West"), together the Selling Agents, to conduct a $500,000 debt offering and a $13.8 million equity offering for the Company. William M. Swayne, who subsequently was appointed President, Chief Operating Officer and a director of the Company on June 30, 2000, is the majority shareholder of WMS Financial and was the President of WMS Financial and a registered representative of Pac West. The debt offering was completed on December 3, 1999 and cash commissions of $45,000 was paid to Pac West and $5,000 was paid to WMS Financial. The Selling Agents will also be issued 8,751 shares of post reorganization common stock and a warrant to purchase 28,572 shares of post reorganization common stock of the Company at a price of $1.75 per share, exercisable until December 2002.

On December 15, 1999, the Company commenced the $13.8 million equity offering (the "1999 Offering") of post reorganization shares of common stock of the Company at a price of $1.75 per share. On March 10, 2000, the Company closed the 1999 Offering upon the receipt of subscriptions for 4,000,000 shares of post reorganization common stock and gross proceeds of $7,000,000. The Selling Agents earned a cash commission of ten percent (10%) of the gross proceeds of the 1999 Offering, or $700,000, which was subsequently paid in shares of post reorganization common stock of the Company at a rate of one share for each $1.75 of compensation otherwise payable. In addition, the Selling Agents earned a stock commission of three percent (3%) of the shares sold under the 1999 Offering, or 120,000 shares of post reorganization common stock of the Company. The Selling Agents were also issued a warrant to purchase 400,000 shares of post reorganization common stock of the Company at a price of $1.75 per share, exercisable until March 2003.

On March 27, 2000, the Company entered into an agreement with the Selling Agents to conduct up to three additional offerings (the "2000 Offerings") of post reorganization common stock of the Company. The 2000 Offerings are also being conducted pursuant to Rule 506 of Regulation D under the Act. The first tranche of the 2000 Offerings is for 1,000,000 shares of post reorganization common stock at $10 per share for total gross proceeds of $10,000,000. The second tranche of the 2000 Offerings will follow completion of the first and will be for total gross proceeds of up to $10,000,000. The third tranche of the 2000 Offerings will follow completion of the second and will be for total gross proceeds of up to $5,000,000.

In connection with the 2000 Offerings, the Selling Agents will receive (1) a cash commission of ten percent (10%) of the gross proceeds in cash or post reorganization common stock priced at the offering price, at the Selling Agents' option, (2) a three percent (3%) commission payable in post reorganization common stock priced at the offering price and (3) a warrant to purchase, at the offering prices, a number of shares of post reorganization common stock equal to ten percent (10%) of the gross proceeds of the offerings, exercisable for a period of three years from the closing of the offerings. The 2000 Offerings have not closed and no commissions have been paid to the Selling Agents.

On March 29, 2000, the Company completed an offering of 500,000 shares of post reorganization common stock to a group of foreign investors (the "Regulation S Offering") at a price of $8 per share for gross proceeds of $4,000,000. In connection with the Regulation S Offering, the Selling Agents will receive (1) a cash commission of two percent (2%) of the gross proceeds in cash or post reorganization common stock priced at $8.00 per share, at the Selling Agents' option, (2) 25,000 shares of post reorganization common stock and (3) a warrant to purchase 50,000 of shares of post reorganization common at $8.00 per share, exercisable for a period of three years from the closing of the Regulation S Offering. The Regulation S Offering has not closed and no commissions have been paid to the Selling Agents.

In January 2000, the Company agreed to grant Richard Sellers a 3 year warrant to purchase 125,000 shares of common stock at an exercise price of $1.75 per share in exchange for his services as Vice President of Operations for the Company. Mr. Sellers received no cash compensation for his services and the warrant was issued on June 30, 2000.

In January 2000, the Company agreed to grant Mark Weber a 3 year warrant to purchase 125,000 shares of common stock at an exercise price of $1.75 per share in exchange for his services as a marketing advisor to the Company. Mr. Weber received no cash compensation for his services and the warrant was issued on June 30, 2000.

On June 30, 2000, the Company granted Jessica Stevens a 5 year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.75 per share in exchange for certain advanced flat panel display technology previously developed by Ms. Stevens.

On June 30, 2000, the Company granted Bonnie Crystal a 5 year warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.75 per share in exchange for certain antenna technology previously developed by Ms. Crystal.

On July 10, 2000, the Company loaned $60,000 to Jack King, a director and officer of the Company, as an advance against his compensation for the next year. Monthly payments of $10,000 taken as deductions from Mr. King's salary are due on the loan starting on August 10, 2000, with any remaining principal and interest due on or before January 10, 2001. The loan earns interest at the rate of 10% per annum and is unsecured.

On July 13, 2000, the Company loaned $250,000 to WMS Financial Planners, Inc., a company majority owned by William M. Swayne II, President and Chief Operating Officer of the Company. The loan is due on or before January 31, 2001, earns interest at the rate of 8% per annum and is secured by 50,000 shares of the Company's common stock.

On March 27, 2000, the Company reached an agreement (the "Acquisition Agreement"), subject to confirmation of the Plan of Reorganization and certain other conditions, to purchase a controlling interest in eTraxx Corporation ("eTraxx"). eTraxx is a start-up company founded in July 1998 by executives of the Company that will support a proprietary high speed network for the delivery of digital content. The network is currently in development. eTraxx has raised $600,000 in seed capital and is conducting a $5,400,000 offering of its common stock. The acquisition is contingent upon eTraxx's successful receipt of a minimum of $1,000,000 in its offering, confirmation of the Plan of Reorganization, and successful receipt by the Company of a minimum of $1,000,000 in the 2000 Offering. On October 19, 2000, the Company completed the acquisition of 63.6 % of the outstanding shares of eTraxx and issued 5,575,000 shares of the Company's common stock in exchange to eTraxx shareholders, including 3,500,000 shares issued to Jessica Stevens, the Company's Chief Executive Officer, 1,500,000 shares issued to Bonnie Crystal, the Company's Executive Vice President and Chief Technology Officer, 100,000 shares issued to William M. Swayne II, the Company's President and Chief Operating Officer, 25,000 shares issued to Dennis Wood, the Company's Chief Administrative Officer, 25,000 shares issued to Steve Weiss, the Company's Vice President of R&D and 25,000 shares issued to Victoria Kolakowski, the Company's Chief Patent Counsel and Vice President.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements.

     (1)  Report of Independent Accountants;

     (2)  Consolidated Balance Sheet of December 31, 1999;

     (3) Consolidated Statement of Operations for the years ended December 31, 1999, and 1998;

     (4) Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1999, and 1998;

     (5) Consolidated Statements of Cash Flows for the years ended December 31, 1999, and 1998;

     (6)  Notes to Consolidated Financial Statements.

(b)      Reports on Form 8-K.

To date from January 1, 1999, the Company has filed three (3) Current Reports on Form 8-K as follows:

                  (1) Current Report on Form 8-K filed with the Commission on December 8, 2000, to report the resignation on March 9, 1999 of the Company's independent accountant, PricewaterhouseCoopers, LLP, and the appointment of Singer Lewak Greenbaum & Goldstein LLP, as the Company's auditors.

                  (2) Current Report on Form 8-K filed with the Commission on December 8, 2000, to report completion of the Company's acquisition of Telisar Corporation on October 20, 2000.

                  (3) Current Report on Form 8-K/A filed with the Commission on December 12, 2000, to amend by reference certain reports filed with the Commission in 1997 and 1998 with incorrect Commission File Numbers.

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

     10.19+++ Employment Agreement by and between the Company and Bonnie Crystal dated May 4, 1990

     10.20+++ Employment Agreement by and between the Company and Warren M. Dillard dated November 1, 1993

     10.21+++ Employment Agreement by and between the Company and Fred Y. Kashkooli dated October 31, 1997

     10.22+++ Exchange Offer Agreement by and between the Company and certain holders of Common Stock dated March 24, 1998

     10.23**** Note and Warrant Purchase Agreement dated April 1998

     10.24**** Form of $500,000 Convertible Promissory Note issued by the
               Company in April 1998

     10.25**** Form of $6.08 Warrant to Purchase $500,000 of Common Stock issued by the Company to certain purchasers in the Convertible Note and Warrant Financing April 1998

     10.26**** Note and Warrant Purchase Agreement dated May 1998

     10.27**** Form of $515,532 Convertible Promissory Note issued by the
               Company in May 1998

     10.28**** Form of $6.08 Warrant to Purchase 1,356,633 shares of Common
               Stock issued by the Company to certain purchasers in the Convertible Note and Warrant Financing May 1998

     10.29**** Form of the Satisfaction and Release Agreement issued the Company to an individual in July 1998

     10.30**** Form of $225,000 Convertible Promissory Note issued by the
               Company to an individual in July 1998

     10.31**** Employment Agreement by and between the Company and Jessica L.
               Stevens dated October 13, 1998

     10.32**** Employment Agreement by and between the Company and Bonnie
               Crystal dated October 13, 1998

     10.33 Form of $100,000 Convertible Promissory Note issued by the Company to Bernard Brown in April 1999

     10.34 Selling Agreement by and between the Company and WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated November 9, 1999

     10.35 Selling Agreement by and between the Company and WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated
               March 8, 2000

     10.36 Selling Agreement by and between the Company and WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated
               March 20, 2000

     10.37 Form of the $1.75 Warrant to purchase 28,572 shares of Common Stock issued by the Company to WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated December 3, 1999

     10.38 Form of the $1.75 Warrant to purchase 400,000 shares of Common Stock issued by the Company to WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated June 30, 2000

     10.39 Form of $500,000 in Convertible Promissory Notes issued by the Company to certain investors in December 1999

     10.40 Form of the $1.75 Warrant to purchase 1,000,000 shares of Common Stock issued by the Company to Jessica L. Stevens dated June 30, 2000

     10.41 Form of the $1.75 Warrant to purchase 1,000,000 shares of Common Stock issued by the Company to Bonnie Crystal dated June 30, 2000

     10.42 Form of the $1.75 Warrant to purchase 125,000 shares of Common Stock issued by the Company to Richard Sellers dated
               July 1, 2000

     10.43 Form of the $1.75 Warrant to purchase 125,000 shares of Common Stock issued by the Company to Mark Weber dated July 1, 2000

     10.44 Regulation S Securities Purchase Agreement by and between the Company and certain foreign investors executed in April 2000

     10.45 Employment Agreement by and between the Company and William M. Swayne II dated July 1, 2000

     10.46 Employment Agreement by and between the Company and Jack King dated July 1, 2000

     10.47 Employment Agreement by and between eTraxx Corporation and Dennis Wood dated April 1, 2000 and assigned to the Company on July 1, 2000

     10.48 Assignment and Amendment of Employment Agreement by and between Dennis Wood, eTraxx Corporation and the Company dated July 1, 2000

     10.49 Form of $60,000 Promissory Note from Jack King to the Company dated July 10, 2000

     10.50 Form of $250,000 Promissory Note from WMS Financial Planners, Inc. to the Company dated July 13, 2000

     10.51 Placement Agreement between the Company and Jack King dated September 10, 1999

     10.52 Recruiting Agreement between the Company and Jack King dated April 26, 1999

     11.1+++   Statement Re Computation of Per Share Earnings

     12.1+++   Statement Re Computation of Ratios

     21.1      Subsidiaries of Registrant

     24.1++++  Power of Attorney

     27.1      Financial Data Schedule


* Incorporated by reference herein to the Form 8-K filed by the Registrant on January 15, 1998

** Incorporated by reference herein to the Form 10-K filed by the Registrant on March 31, 1997 and amended on April 9 and April 30, 1997

*** Incorporated by reference herein to the Form 8-K filed by the Registrant on July 8, 1997

**** Incorporated by reference herein to the Form 10-KSB filed by the Registrant on December 8, 2000

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

                                        TELEGEN CORPORATION
                                        (Registrant)

Dated: December 11, 2000                By: /s/ JESSICA L. STEVENS
                                           -----------------------------------
                                           Jessica L. Stevens
                                           Chief Executive Officer


                             Date: December 11, 2000

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


Signature                              Title                         Date
---------                              -----                         ----
/s/ JESSICA L. STEVENS           Chair of the Board          December 11, 2000
------------------------------                               ------------
    Jessica L. Stevens


/s/   BONNIE CRYSTAL             Director                    December 11, 2000
------------------------------                               ------------
      Bonnie Crystal


/s/  WILLIAM M. SWAYNE           Director                    December 11, 2000
------------------------------                               ------------
     William M. Swayne


/s/      JACK KING               Director                    December 11, 2000
------------------------------                               ------------
         Jack King


/s/    BERNARD BROWN             Director                    December 11, 2000
------------------------------                               ------------
       Bernard Brown


                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                                                        CONTENTS
                                                               DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                                                                            Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                          F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                                                             F-2

     Consolidated Statements of Operations                                                                  F-3

     Consolidated Statements of Shareholders' Deficit                                                       F-4

     Consolidated Statements of Cash Flows                                                               F-5 - F-6

     Notes to Consolidated Financial Statements                                                          F-7 - F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Telegen Corporation and subsidiaries


We have audited the accompanying consolidated balance sheet of Telegen Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telegen Corporation and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, during the year ended December 31, 1999, the Company incurred a net loss of $1,163,774, its current liabilities exceeded its current assets by $4,617,256, it had negative cash flows from operations of $303,755, and it had an accumulated deficit of $27,790,874. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
August 25, 2000

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1999

--------------------------------------------------------------------------------


                                                      ASSETS

CURRENT ASSETS
     Cash                                                                                          $        309,359
     Deferred offering costs                                                                                 45,833
                                                                                                   ----------------

         Total current assets                                                                               355,192

PROPERTY AND EQUIPMENT, net                                                                                 274,178
OTHER ASSETS                                                                                                  3,000
                                                                                                   ----------------

                  TOTAL ASSETS                                                                     $        632,370
                                                                                                   ================


                                       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Bankruptcy liability                                                                          $      3,557,791
     Post petition liability                                                                                801,557
     Convertible notes payable                                                                              600,000
     Note payable - shareholder                                                                              13,100
                                                                                                   ----------------

         Total current liabilities                                                                        4,972,448
                                                                                                   ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Preferred stock, $1 par value, $1,000 liquidation preference
         15,000 shares authorized
         no shares issued and outstanding                                                                         -
     Common stock, no par value
         100,000,000 shares authorized
         950,360 shares issued and outstanding                                                           23,450,796
     Accumulated deficit                                                                                (27,790,874)
                                                                                                   ----------------

              Total shareholders' deficit                                                                (4,340,078)
                                                                                                   ----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                      $        632,370
                                                                                                   ================


   The accompanying notes are an integral part of these financial statements.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                                                      1999               1998
                                                                                ---------------    ----------------
REVENUES
     Sales of products                                                          $             -    $         57,900

COST OF GOODS SOLD                                                                            -             264,578
                                                                                ---------------    ----------------

GROSS LOSS                                                                                    -            (206,678)
                                                                                ---------------    ----------------

OPERATING EXPENSES
     Selling and marketing                                                               45,000             147,853
     Research and development                                                            55,928             537,760
     General and administrative                                                       1,080,171           2,659,374
                                                                                ---------------    ----------------

         Total operating expenses                                                     1,181,099           3,344,987
                                                                                ---------------    ----------------

LOSS FROM OPERATIONS                                                                 (1,181,099)         (3,551,665)
                                                                                ---------------    ----------------

OTHER INCOME (EXPENSE)
     Interest income                                                                          -                  23
     Interest expense                                                                         -          (1,115,493)
     Other income                                                                        12,137              11,311
     Net gain (loss) on sale of assets                                                    5,988            (335,748)
                                                                                ---------------    ----------------

         Total other income (expense)                                                    18,125          (1,439,907)
                                                                                ---------------    ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                               (1,162,974)         (4,991,572)

PROVISION FOR INCOME TAXES                                                                  800                 800
                                                                                ---------------    ----------------

NET LOSS                                                                        $    (1,163,774)   $     (4,992,372)
                                                                                ===============    ================

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON
     SHAREHOLDERS                                                               $         (1.23)   $          (6.97)
                                                                                ===============    ================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                              949,081             716,715
                                                                                ===============    ================


   The accompanying notes are an integral part of these financial statements.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------



                                                                      Preferred Stock                    Common Stock
                                                                -----------------------------   --------------------------------
                                                                Shares           Amount            Shares            Amount
                                                                ----------   ----------------   --------------   ---------------
BALANCE, DECEMBER 31, 1997                                               -   $              -          514,688   $    20,164,976
ISSUANCE OF COMMON STOCK FOR
     Employee services                                                                                      75             6,000
     Exercise of employee stock options                                                                     15             1,190
     Exercise of warrants                                                                               49,598           301,553
     Employee stock purchase plan                                                                          405             3,956
     Conversion of convertible notes                                                                   383,478         1,958,532
EXCHANGE OF RESTRICTED COMMON STOCK FOR CONVERTIBLE
     NOTES PAYABLE                                                                                     (95,137)         (707,992)
CONVERSION OF CONVERTIBLE NOTES PAYABLE INTO
     UNRESTRICTED COMMON STOCK                                                                          87,708           622,591
WARRANTS ISSUED AS OFFERING COSTS FOR CONVERTIBLE NOTES
     PAYABLE                                                                                                              51,553
INTEREST FROM FIXED CONVERSION FEATURES                                                                                  983,437
NET LOSS
                                                            ---------------  ----------------  ---------------    --------------
BALANCE, DECEMBER 31, 1998                                                -                 -          940,830        23,385,796
CONVERSION OF CONVERTIBLE NOTES PAYABLE
     INTO UNRESTRICTED COMMON STOCK                                                                      9,530            15,000
WARRANTS ISSUED AS OFFERING COSTS FOR CONVERTIBLE NOTES
     PAYABLE                                                                                                              50,000
NET LOSS
                                                            ---------------  ----------------  ---------------    --------------
BALANCE, DECEMBER 31, 1999                                                -  $              -          950,360    $   23,450,796
                                                            ===============  ================  ===============    ==============



                                                                  Accumulated
                                                                   Deficit             Total
                                                              ---------------   -------------
BALANCE, DECEMBER 31, 1997                                    $   (21,634,728)  $  (1,469,752)
ISSUANCE OF COMMON STOCK FOR
     Employee services                                                                   6,000
     Exercise of employee stock options                                                  1,190
     Exercise of warrants                                                              301,553
     Employee stock purchase plan                                                        3,956
     Conversion of convertible notes                                                 1,958,532
EXCHANGE OF RESTRICTED COMMON STOCK FOR CONVERTIBLE
     NOTES PAYABLE                                                                    (707,992)
CONVERSION OF CONVERTIBLE NOTES PAYABLE INTO
     UNRESTRICTED COMMON STOCK                                                         622,591
WARRANTS ISSUED AS OFFERING COSTS FOR CONVERTIBLE NOTES
     PAYABLE                                                                            51,553
INTEREST FROM FIXED CONVERSION FEATURES                                                983,437
NET LOSS                                                           (4,992,372)      (4,992,372)
                                                              ---------------   --------------
BALANCE, DECEMBER 31, 1998                                        (26,627,100)      (3,241,304)
CONVERSION OF CONVERTIBLE NOTES PAYABLE
     INTO UNRESTRICTED COMMON STOCK                                                     15,000
WARRANTS ISSUED AS OFFERING COSTS FOR CONVERTIBLE NOTES
     PAYABLE                                                                            50,000
NET LOSS                                                           (1,163,774)      (1,163,774)
                                                              ---------------   --------------
BALANCE, DECEMBER 31, 1999                                    $   (27,790,874)  $   (4,340,078)
                                                              ===============   ==============



   The accompanying notes are an integral part of these financial statements.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                                                      1999               1998
                                                                                ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $    (1,163,774)  $      (4,992,372)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Loss on disposal of assets                                                      -             335,738
              Depreciation and amortization                                             159,719             367,422
              Amortization of deferred financing costs                                    4,167                   -
              Stock issued for employee services                                              -               6,000
              Warrants issued as offering costs                                               -              51,553
              Interest from fixed conversion features                                         -             983,437
     (Increase) decrease in
         Accounts receivable                                                                  -              21,859
         Prepaid expenses and other current assets                                            -              17,664
         Deposits                                                                        (3,000)                  -
     Increase (decrease) in
         Accrued payroll and payroll taxes                                              515,464             289,455
         Accounts payable                                                               183,669             601,175
         Deferred rent                                                                        -             (13,039)
                                                                                ----------------   -----------------

                  Net cash used in operating activities                                (303,755)         (2,331,108)
                                                                                ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of property and equipment                                                           -             350,000
                                                                                ---------------    ----------------

                  Net cash provided by investing activities                                   -             350,000
                                                                                ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from convertible notes payable                                            600,000           1,398,532
     Proceeds from notes payable - shareholder                                           13,100                   -
     Employee stock purchase plan                                                             -               3,956
     Exercise of stock options                                                                -               1,190
     Exercise of warrants                                                                     -             301,553
                                                                                ---------------    ----------------

                  Net cash provided by financing activities                             613,100           1,705,231
                                                                                ---------------    ----------------

                      Net increase (decrease) in cash                                   309,345            (275,877)

CASH, BEGINNING OF YEAR                                                                      14             275,891
                                                                                ---------------    ----------------

CASH, END OF YEAR                                                               $       309,359    $             14
                                                                                ===============    ================



   The accompanying notes are an integral part of these financial statements.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------


                                                                                      1999               1998
                                                                                ---------------    ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     INTEREST PAID                                                              $             -    $        132,056
                                                                                ===============    ================

     INCOME TAXES PAID                                                          $             -    $            800
                                                                                ===============    ================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended December 31, 1999, the Company completed the following:

- Issued 9,530 shares of common stock for the conversion of $15,000 of notes payable.

- Issued 28,576 warrants with an exercise price of $1.75 for offering costs valued at $50,000 related to 10 convertible promissory notes issued on December 3, 1999.

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

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999

--------------------------------------------------------------------------------


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

         During the year ended December 31, 1997, the Company sold its interest in Morning Star MultiMedia, Inc. ("Morning Star"). The Company had acquired Morning Star during 1996 through a pooling of interests, whereby all of the outstanding stock of Morning Star was exchanged for shares of the Company. Morning Star creates and supplies interactive CD-ROM and Internet-based entertainment and infotainment software.

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

         At December 31, 1999, the bankruptcy liability was comprised of the following:

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
                                                                       ================


NOTE 3 - GOING CONCERN MATTERS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 1999, the Company incurred a net loss of $1,163,774, its current liabilities exceeded its current assets by $4,617,256, it had negative cash flows from operations of $303,755, and it had an accumulated deficit of $27,790,874. In addition, on October 28, 1998, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. The Company's attainment of profitable operations is dependent upon the Company obtaining adequate debt and equity financing and achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Management plans to raise additional equity capital, continue to develop its products, and look for merger or acquisition candidates. In addition, on June 28, 2000, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court.


NOTE 4 - SALE OF ASSETS

         SYNERCOM, INC.
         On April 1, 1998, Synercom, Inc. purchased certain assets valued at $207,584 from the Company in exchange for cash of $350,000, a note receivable of $150,000 and the rights to royalty streams on certain Company products for up to three years. The Company has recorded a gain on the sale of the assets of $292,416. The note receivable was due in six installments of $25,000 each plus interest of 6% commencing on September 15, 1998. Subsequently, Synercom, Inc. defaulted on the note receivable. The Company recorded an allowance for uncollectibility of $150,000 as of December 31, 1998. Synercom, Inc. was owned by a former attorney for the Company and a former officer/director.


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

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, convertible notes payable, and notes payable - shareholder, the carrying amounts approximate fair value due to their short maturities.

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

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

NOTE 6 - CASH

         The Company maintains cash deposits at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1999, the uninsured portions of these balances held at the banks aggregated to $219,258.


NOTE 7 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1999 consisted of the following:


                  Automobile                                                $          9,100
                  Machinery and equipment                                            585,938
                  Furniture and fixtures                                             495,020
                  Capital lease obligations                                           16,611
                                                                            ----------------

                                                                                   1,106,669
                  Less accumulated depreciation and amortization                     832,491
                                                                            ----------------
                      TOTAL                                                 $        274,178
                                                                            ================


NOTE 8 - POST PETITION LIABILITY

         Post petition liability at December 31, 1999 consisted of the following:

                  Accrued payroll                                           $        609,902
                  Accrued expenses                                                   191,655
                                                                            ----------------

                      TOTAL                                                 $        801,557
                                                                            ================


NOTE 9 - CONVERTIBLE NOTES PAYABLE

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

         On December 3, 1999, the Company issued convertible promissory notes to 10 investors for an aggregate of $500,000. The notes bore interest at 15% per annum and were due the earlier of (i) one year from the date of the note or (ii) the effective date under a plan or reorganization that is confirmed in Chapter 11 Case No. 98-34876-DM-11. Upon confirmation of the plan by the court, the holder shall have the option, in lieu of repayment in cash, to convert, in whole or in part, any portion of the outstanding principal or interest on the note into shares of common stock at a conversion price of $1.40 per share. The Company incurred offering costs of cash for $50,000, 8,571 shares of common stock valued at $15,000, and warrants to purchase 28,572 shares of common stock valued at $50,000. The warrants have an exercise price of $1.75, vest immediately, and expire in December 2002. The warrants are being amortized as offering costs over the term of the convertible promissory notes.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

         LEASES
         The Company leases its office facilities on a month-to-month basis. Rent expense was $0 and $244,075 for the years ended December 31, 1999 and 1998, respectively.

         EMPLOYMENT AGREEMENTS
         On October 13, 1998, the Company entered into two employment agreements with its Chief Executive Officer and Chief Technology Officer for terms of five years. Under the terms of the agreements, these officers will receive a total annual salary of $380,000, with the option to convert any portion of accrued salary into the Company's common stock at a rate of 20% below price offered in the Company's first equity financing. That financing was the December 1999 offering at $1.75 per share. Accordingly, these officers are entitled to convert their deferred salary at $1.40 per share.

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


NOTE 11 - SHAREHOLDERS' DEFICIT

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

         The following summarizes the warrant transactions:


                                                                                         Weighted-
                                                                                          Average
                                                                       Warrants           Exercise
                                                                       Outstanding          Price
                                                                   ---------------    ----------------
                  Outstanding, December 31, 1997                            76,818    $          51.36
                      Granted                                              134,389    $           6.08
                      Exercised                                            (49,598)   $           6.08
                      Forfeited/cancelled                                 (161,609)   $          27.68
                                                                   ---------------

                  Outstanding, December 31, 1998                                 -    $              -
                      Granted                                               28,576    $           1.75
                                                                   ---------------

                           OUTSTANDING, DECEMBER 31, 1999                   28,576    $           1.75
                                                                   ===============

                           EXERCISABLE, DECEMBER 31, 1999                   28,576    $           1.75
                                                                   ===============

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

         The Exchange Offer was extended to certain holders of the Company's unregistered common stock in order to allow them to exchange their common shares for shares of convertible preferred stock or convertible debt. The holders were from the August and October Private Placements, along with two additional individual investors. As of December 31, 1999, none of the holders exchanged their common shares for convertible preferred stock.

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

         On April 23, 1998, the Company issued two additional convertible notes totaling $33,516, which have the same terms as the March 19, 1998 notes. The Company recorded a financing charge of $38,191, representing the difference between the $6.08 conversion price of the note and the Company's stock price of $13.01 on the issuance date. Such costs were charged to interest expense during the year ended December 31, 1998 when the note first became eligible for conversion. As of December 31, 1998, the entire debt was converted into 5,625 shares of common stock.

         On May 7, 1998, the Company issued a convertible promissory note for $515,532 at a conversion price of $6.08 per share and a warrant to purchase 84,791 shares of the Company's common stock at the same price. The note was due on May 8, 1999 and bore interest at 6% per annum. The Company recorded a financing charge of $322,299, representing the difference between the $6.08 conversion price of the note and the Company's stock price of $10.40 on the issuance date. Such costs were charged to interest expense during the year ended December 31, 1998 when the note first became eligible for conversion. As of December 31, 1998, the note was converted into 84,791 shares of common stock. The Company also issued 8,479 warrants at an exercise price of $6.08 per share as a commission for placement services valued at $51,553. These warrants were exercised during the year ended December 31, 1998 for proceeds of $51,553.

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

         The Company reserved 200,000 shares of its common stock for issuance under the Option Plan. All unexercised options under the Option Plan prior to the filing of the Chapter 11 Case were cancelled under the Plan of Reorganization (see Note 2). As of December 31, 1999, no options have been granted under the Option Plan after the filing of the Chapter 11 Case.

         The following summarizes the stock option transactions under the stock option plans:

                                                                                              Weighted-
                                                                                               Average
                                                                          Stock Options        Exercise
                                                                            Outstanding          Price
                                                                        ---------------    ----------------
                  Outstanding, December 31, 1997                                 86,595    $          75.36
                      Granted                                                    45,000    $           6.88
                      Exercised                                                     (15)   $          80.00
                      Forfeited/cancelled                                      (131,580)   $          71.68
                                                                        ---------------

                           OUTSTANDING, DECEMBER 31, 1998 AND
                               1999                                                   -    $              -
                                                                        ===============

                           EXERCISABLE, DECEMBER 31, 1999                             -    $              -
                                                                        ===============


         There were 200,000 options available for future grant at December 31, 1999.

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1999 and 1998 would have been increased to the pro forma amounts indicated below:

                                                                         1999               1998
                                                                   ---------------    ----------------
                  Net loss as reported                             $    (1,163,774)   $     (4,992,372)
                  Net loss, pro forma                              $    (1,163,774)   $     (4,992,372)
                  Basic loss per share as reported                 $         (1.22)   $          (6.93)
                  Basic loss per share, pro forma                  $         (1.22)   $          (6.93)


         The fair value of these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the years ended December 31, 1999 and 1998: dividend yields of 0% and 0%, respectively; risk-free interest rates of 0.0% and 4.7%, respectively; and expected lives of five and five years, respectively. The weighted-average exercise price was $0 and $0 at December 31, 1999 and 1998, respectively.

         No compensation expense was recognized as a result of the issuance of stock options during the years ended December 31, 1999 and 1998.

         STOCK OFFERINGS
         On December 15, 1999, the Company commenced an offering (the "1999 Offering") of up to 7,885,714 shares of common stock at a price of $1.75 per share. On March 7, 2000, the Company closed the 1999 Offering upon the receipt of subscriptions for 4,000,000 shares. The 1999 Offering was conducted pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (the "Act"). Pursuant to the terms of the 1999 Offering, the proceeds are being held in escrow until confirmation of the Plan of Reorganization. The Plan of Reorganization was approved on June 28, 2000, and the Company received the funds on July 6, 2000. The Company incurred cash offering costs of 10% of the gross proceeds of the offering, or $700,000, which was subsequently converted into shares of the Company's common stock at a rate of one share for $1.75 of offering costs. In addition, the Company incurred offering costs of 120,000 shares of common stock valued at $210,000 and warrants to purchase 400,000 shares of common stock valued at $0. The warrants have an exercise price of $1.75, vest immediately, and expire in March 2003.


NOTE 12 - INCOME TAXES

         The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 1999 and 1998:


                                                                    1999               1998
                                                              ---------------    ----------------
                  Current
                      Federal                                 $             -    $              -
                      State                                               800                 800
                                                              ---------------    ----------------

                                                                          800                 800
                                                              ---------------    ----------------
                  Deferred
                      Federal                                               -                   -
                      State                                                 -                   -
                                                              ---------------    ----------------

                                                                            -                   -
                                                              ---------------    ----------------

                           PROVISION FOR INCOME TAXES         $           800    $            800
                                                              ===============    ================

         The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 1999 and 1998 as follows:

                                                                            1999               1998
                                                                      ---------------    ----------------
                  Statutory regular federal income tax rate                   34.0%               34.0%
                  State taxes                                                  5.8                 5.8
                  Tax credits                                                  2.4                 2.4
                  Change in valuation allowance                              (42.2)              (42.2)
                                                                      ------------       -------------

                      TOTAL                                                    -   %               -  %
                                                                      =============      =============


         The tax effects of temporary differences which give rise to deferred taxes at December 31, 1999 consisted of:

                  Deferred tax assets
                      Federal net operating loss carryforward          $      7,103,901
                      State operating loss carryforward                       1,346,605
                      Capitalized research experimentation                    2,072,754
                      Tax credits                                               783,111
                      Other                                                    (293,782)
                                                                       ----------------

                  Total gross deferred tax assets                            11,012,589
                  Less valuation allowance                                   11,012,589

                           NET DEFERRED TAX ASSETS                     $              -
                                                                       ================


         As of December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $20,890,000 and $15,230,000, respectively. The net operating loss carryforwards begin expiring in 2010 and 2000, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.


NOTE 13 - RELATED PARTY TRANSACTIONS

         At December 31, 1999, $536,920 and $219,353 was owed to the Company's Chief Executive Officer and Chief Technology Officer, respectively, for deferred salaries and expenses they incurred on behalf of the Company. These amounts are included in the Bankruptcy Liability as of December 31, 1999.

NOTE 14 - YEAR 2000 ISSUE

         The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

         Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that the suppliers have all taken the necessary steps to prevent any service interruption that may affect the Company.


NOTE 15 - SUBSEQUENT EVENTS

         STOCK OFFERINGS
         On March 27, 2000, the Company entered into an agreement to conduct three additional offerings of common stock. These offerings are also being conducted pursuant to Rule 506 of Regulation D under the Act. The first offering was for 1,000,000 shares at $10 per share for a total of $10,000,000. The second offering will follow completion of the first and will be for total proceeds of up to $10,000,000. The third offering will follow completion of the second and will be for total proceeds of up to $5,000,000. The offering prices for the two additional offerings will be set by the Company and the selling agents based upon market conditions, but are required to be at least $10 per share. As of June 30, 2000, the Company has been informed by the selling agents that subscriptions have been received for approximately $7,000,000 in the first phase of the offering at $10 per share. The proceeds are being held in escrow until a registration statement covering all the shares in the offering has been declared effective by the Securities and Exchange Commission ("SEC") within 180 days after confirmation of the Plan of Reorganization.

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

         On March 29, 2000, an offering of 500,000 shares of common stock to a group of foreign investors (the "Regulation S Offering") at a price of $8 per share was fully subscribed for gross proceeds of $4,000,000. The funds are presently being held in escrow. Closing of the Regulation S Offering is contingent upon the debtor's filing of a registration statement with the SEC to permit the investors to sell their shares in the public market and receipt of effectiveness of that statement from the SEC within 180 days after confirmation of the Plan of Reorganization. The Company incurred cash offering costs of 2% of the gross proceeds of the offering, or $80,000, which can be converted into shares of the Company's common stock at a rate of one share for $8 of offering costs at the selling agent's option. In addition, the Company incurred offering costs of 25,000 shares of common stock valued at $200,000 and warrants to purchase 50,000 shares of common stock valued at $0. The warrants have an exercise price of $8, vest immediately, and expire in March 2003.

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

         STOCK OPTION PLAN
         On July 1, 2000, the Company amended its 1996 Stock Option Plan to increase the number of stock options available to be granted under the Plan to 3,500,000. The Company also granted 2,236,000 stock options under the Plan to certain employees on that date. The options have an exercise price of $1.75, vest over 12 to 24 months from the date of grant, and expire between three and five years from the date of grant. In addition, the Company granted 75,000 warrants and 20,000 warrants to the Company's President and to an employee, respectively, as part of their employment contracts. The President's warrants have an exercise price of $1.75, vest immediately, and expire three years from the date of grant. The employee's warrants have an exercise price of $1.75, 10,000 of the warrants vest immediately, and 5,000 warrants vest in each of the next two years, and all the warrants expire three years from the date of grant. No compensation expense was recorded for these options and warrants as the exercise price was equal to the value of the Company's common stock on the date of grant.

         EMPLOYMENT AGREEMENTS
         On July 1, 2000, the Company amended the employment agreements with its Chief Executive Officer and its Chief Technology Officer, increasing the total annual salary for these two officers to $950,000 for each of the remaining two years of the officers' employment agreements. In addition, the Company entered into three employment agreements with its President and Chief Operating Officer, Senior Vice President, Investor Relations, and Chief Administrative Officer for terms of two years. Under the terms of these agreements, these officers will receive a total annual salary of $800,000. These three officers were also to be issued a total of 175,000 shares of common stock as a signing bonus valued at $306,250.

         CONTINGENT STOCK OPTIONS
         On July 1, 2000, the Company granted stock options to its Chief Executive Officer, Chief Technology Officer, and President that are contingent upon the Company raising certain minimum total amounts of funding through its 1999 and 2000 private placements. If the Company raises gross proceeds of $25 million by December 31, 2000, each of the three officers will be granted 100,000 stock options with an exercise price of $1.75 that expire on December 31, 2003. If the Company raises gross proceeds of $31 million by December 31, 2000, each of the three officers will be granted 200,000 stock options with an exercise price of $1.75 that also expire on December 31, 2003.

         WARRANTS FOR SERVICES
         During the three months ended September 30, 2000, the Company granted 388,214 warrants for legal and marketing services rendered valued at $206,250.

         WARRANTS FOR TECHNOLOGY
         During the three months ended September 30, 2000, the Company issued the Chief Executive Officer 1,000,000 warrants for the purchase of certain technology valued at $35,000 and issued the Chief Technology Officer 1,000,000 warrants for the purchase of certain technology valued at $35,000. The value of the warrants was established at the officers' personal basis in the technology.

         NOTES RECEIVABLE - RELATED PARTIES
         On July 13, 2000, the Company loaned $250,000 to a company owned by the Company's President. The loan is due on or before January 31, 2001, earns interest at the rate of 8% per annum, and is secured by 50,000 shares of the Company's common stock.

         On July 10, 2000, the Company loaned $60,000 to an officer as an advance against his compensation for the next year. Monthly payments of $10,000 taken as deductions from the officer's salary are due on the loan starting on August 10, 2000, with any remaining principal and interest due on or before January 10, 2001. The loan bears interest at the rate of 10% per annum and is unsecured.