Form 10QSB
period 2000-03-31
TELEGEN CORP /CO/
filed 2000-12-19
CIK 906448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

| X |    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -               EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                  OR

| _ |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         Commission file number: 0-21864

                               TELEGEN CORPORATION
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                      84-0672714
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification Number)


                          1840 Gateway Drive, Suite 200
                           San Mateo, California 94404
          (Address of principal executive offices, including zip code)

                                101 Saginaw Drive
                         Redwood City, California 94063
               (Former name, former address and former fiscal year,
                          if changed since last report)


                                 (650) 261-9400
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
                                   YES | _ | NO | X |
                                                  -
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                   YES | X | NO | _ |

The number of issued and outstanding shares of the Registrant's Common Stock as of March 31, 2000, was 953,240.


                               Telegen Corporation
                         Quarterly Report on Form 10-QSB

                                Table of Contents


    PART I -   FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS................................................ 3
         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATION........................11

    PART II -  OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS...................................................16
         ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...........................17
         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................................18

    SIGNATURES


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TELEGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              as of March 31, 2000
                                   (Unaudited)

                                                                                    (unaudited)
                                                                                      March 31,
                                                                                       2000
                                                                                  ---------------
ASSETS
Current assets
     Cash.......................................................................   $        73,960
     Deferred offering costs....................................................            33,333
                                                                                   ---------------

         Total current assets...................................................           107,293
Property and equipment, net.....................................................           238,526
Other assets....................................................................             3,800
                                                                                   ---------------
         Total assets...........................................................   $       349,619
                                                                                   ===============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Bankruptcy liability.......................................................   $     3,557,791
     Post petition liability....................................................           968,613
     Convertible notes payable..................................................           600,000
     Note payable - shareholder.................................................            13,100
                                                                                   ---------------
         Total current liabilities..............................................         5,139,504
                                                                                   ---------------
Contingencies

Shareholders' deficit
     Preferred stock, $1 par value, $1,000 liquidation preference
         15,000 shares authorized
         no shares issued and outstanding.......................................               - -
     Common stock, no par value
         100,000,000 shares authorized
         953,240 shares issued and outstanding..................................        23,455,837
     Accumulated deficit........................................................       (28,245,722)
                                                                                    --------------
              Total shareholders' deficit.......................................        (4,789,885)
                                                                                    --------------
                  Total liabilities and shareholders' deficit...................    $      349,619
                                                                                    ==============


   The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the Three Months Ended March 31,
                                   (Unaudited)

                                                                              2000            1999
                                                                          ------------    -------------
                                                                           (unaudited)     (unaudited)
Operating expenses
     Research and development............................................ $   80,207       $       - -
     General and administrative..........................................    359,641           287,776
                                                                          ------------     ------------
         Total operating expenses........................................    439,848           287,776
                                                                          ------------     ------------
Loss from operations.....................................................   (439,848)         (287,776)
                                                                          ------------     ------------
Other income (expense)
     Interest expense....................................................    (15,000)              - -
     Other income........................................................        - -               399
                                                                          ------------     ------------
         Total other income (expense)....................................    (15,000)              399
                                                                          ------------     ------------
         Net loss........................................................ $ (454,848)      $  (287,377)
                                                                          ============     ============
Basic and diluted loss per share attributable to common
     Shareholders........................................................ $    (0.48)      $     (0.30)
                                                                          ============     ============
Weighted-average common shares outstanding...............................    951,974           945,172
                                                                          ============     ============

   The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the Three Months Ended March 31,
                                   (Unaudited)

                                                                                               2000         1999
                                                                                            ---------    ---------
                                                                                            (unaudited)   (unaudited)
   Cash flows from operating activities
        Net loss ........................................................................   $(454,848)   $(287,377)
        Adjustments to reconcile net loss to net cash
            used in operating activities
                 Depreciation and amortization ..........................................      41,382       39,930
                 Amortization of deferred financing costs ...............................      12,500         --
        (Increase) decrease in
            Other assets ................................................................        (800)        --
        Increase (decrease) in
            Accrued payroll .............................................................     115,752      153,209
            Accrued expenses ............................................................      51,305       81,248
                                                                                            ---------    ---------
                     Net cash used in operating activities ..............................    (234,709)     (12,990)
                                                                                            ---------    ---------
   Cash flows from investing activities
        Purchase of property and equipment ..............................................      (5,730)        --
                                                                                            ---------    ---------
                     Net cash provided by investing activities ..........................      (5,730)        --
                                                                                            ---------    ---------
   Cash flows from financing activities
        Proceeds from common stock ......................................................       5,040         --
        Proceeds from notes payable - shareholder .......................................        --         13,100
                                                                                            ---------    ---------
                     Net cash provided by financing activities ..........................       5,040       13,100
                                                                                            ---------    ---------
                     Net increase (decrease) in cash ....................................    (235,399)         110
   Cash, beginning of period ............................................................     309,359           14
                                                                                            ---------    ---------
   Cash, end of period ..................................................................   $  73,960    $     124
                                                                                            =========    =========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 1999, the Company issued 9,530 shares of common stock for the conversion of $15,000 of notes payable.


The accompanying notes are an integral part of these financial statements.

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

          Prior to the reverse merger, on April 12, 1996, the corporation which became TCC formed a wholly owned subsidiary named Telegen Display Laboratories, Inc. ("TDL"). As of May 1, 1996, TCC received all the issued and outstanding shares of common stock of TDL in exchange for a technology license. (Telegen, TCC, and TDL are referred to as the "Company").

NOTE 2 - FILING FOR BANKRUPTCY PROTECTION UNDER CHAPTER 11

          On October 28, 1998 (the "Filing Date"), the Company filed a voluntary petition (the "Chapter 11 Case") under Chapter 11 of the United States Bankruptcy Code (Case No. 98-34876-DM-11) in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court"). On April 22, 2000, the Company filed its plan of reorganization and related disclosure statements with the Bankruptcy Court. On May 26, 2000, the Bankruptcy Court approved as adequate the Disclosure Statement, thereby enabling the Company to solicit votes on the plan of reorganization from the Company's creditors and shareholders. From the Filing Date until the effective date, the Company operated its business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court. During such time, all claims against the Company in existence prior to the Filing Date were stayed and have been classified as a bankruptcy liability in the consolidated balance sheet.

          On June 28, 2000, the Company's Second Amended Plan of Reorganization (the "Plan of Reorganization") was confirmed and became effective on June 30, 2000 (the "Effective Date"). The Plan of Reorganization also affects the debtor's subsidiaries, Telegen Communications Corporation, and Telegen Display Laboratories, Inc. All options and warrants outstanding prior to the Effective Date were subsequently canceled pursuant to the Plan of Reorganization and have been reflected as such in the financial statements as of the Filing Date.

          At March 31, 2000, the bankruptcy liability was comprised of the following:

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

NOTE 3 - ACQUISITION

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of Telegen and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         BASIS OF PRESENTATION
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         GOING CONCERN
         The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2000 consisted of the following:

                  Automobile                                            $          9,100
                  Machinery and equipment                                        585,938
                  Furniture and fixtures                                         500,750
                  Capital lease obligations                                       16,611
                                                                        ----------------
                                                                               1,112,399
                  Less accumulated depreciation and amortization                 873,873
                                                                        ----------------
                      Total                                             $        238,526
                                                                        ================

NOTE 6 - POST PETITION LIABILITY

         Post petition liability at March 31, 2000 consisted of the following:


                  Accrued payroll                                    $        725,654
                  Accrued expenses                                            242,959
                                                                     ----------------
                      Total                                          $        968,613

                                                                     ================


NOTE 7 - CONTINGENCIES

         LITIGATION
         Prior to the Filing Date, the Company was involved in litigation with its former landlord for delinquency in lease payments. In January 2000, the parties entered into an agreement to settle the litigation, which reduced an unsecured claim in the bankruptcy of $250,000, and the Company accepted a $75,000 administrative claim from the lease company to cover all post petition costs incurred by the lease company. All such amounts were subsequently paid pursuant to the Plan.

         The Company is also subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, and cash flows.

NOTE 8 - SHAREHOLDERS' DEFICIT

         STOCK OFFERINGS
         On March 27, 2000, the Company entered into an agreement to conduct three offerings of common stock. These offerings are being conducted pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The first offering was for 1,000,000 shares at $10 per share for a total of $10,000,000. The second offering will follow completion of the first and will be for total proceeds of up to $10,000,000. The third offering will follow completion of the second and will be for total proceeds of up to $5,000,000. The offering prices for the two additional offerings will be set by the Company and the selling agents based upon market conditions, but are required to be at least $10 per share.

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

         On March 29, 2000, an offering of 500,000 shares of common stock to a group of foreign investors (the "Regulation S Offering") at a price of $8 per share was fully subscribed for gross proceeds of $4,000,000. The funds are presently being held in escrow. Closing of the Regulation S Offering is contingent upon the Company's filing of a registration statement with the SEC to permit the investors to sell their shares in the public market and effectiveness of the registration statement from the SEC within 180 days after confirmation of the Plan of Reorganization. The Company incurred cash offering costs of 2% of the gross proceeds of the offering, or $80,000, which can be converted into shares of the Company's common stock at a rate of one share for $8 of offering costs at the selling agent's option. In addition, the Company incurred offering costs of 25,000 shares of common stock valued at $200,000 and warrants to purchase 50,000 shares of common stock valued at $0. The warrants have an exercise price of $8, vest immediately, and expire in March 2003.

NOTE 9 - RELATED PARTY TRANSACTIONS

         At March 31, 2000, $536,920 and $219,353 was owed to the Company's Chief Executive Officer and Chief Technology Officer, respectively, for deferred salaries and expenses they incurred on behalf of the Company. These amounts are included in the Bankruptcy Liability as of March 31, 2000.

NOTE 10 - SUBSEQUENT EVENTS

         SYNERCOM
         On July 10, 2000, certain assets purchased by Synercom were returned to the Company in exchange for a payment of $160,000 by the Company and a general release between Synercom, the Company, and its principals.

         STOCK OPTION PLAN
         On July 1, 2000, the Company amended its 1996 Stock Option Plan to increase the number of stock options available to be granted under the Plan to 3,500,000. The Company also granted 2,236,000 stock options under the Plan to certain employees on that date. The options have an exercise price of $1.75, vest over 12 to 24 months from the date of grant and expire between three and five years from the date of grant. In addition, the Company granted 75,000 warrants and 20,000 warrants to the Company's President and to an employee, respectively, as part of their employment contracts. The President's warrants have an exercise price of $1.75, vest immediately and expire three years from the date of grant. The employee's warrants have an exercise price of $1.75, 10,000 of the warrants vest immediately and 5,000 warrants vest in each of the next two years, and all the warrants expire three years from the date of grant. No compensation expense was recorded for these options and warrants as the exercise price was equal to the value of the Company's common stock on the date of grant.

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

         CONTINGENT STOCK OPTIONS
         On July 1, 2000, the Company granted stock options to its Chief Executive Officer, Chief Technology Officer and President that are contingent upon the Company raising certain minimum total amounts of funding through its 1999 and 2000 private placements. If the Company raises gross proceeds of $25 million by December 31, 2000, each of the three officers will be granted 100,000 stock options with an exercise price of $1.75 that expire on December 31, 2003. If the Company raises gross proceeds of $31 million by December 31, 2000, each of the three officers will be granted 200,000 stock options with an exercise price of $1.75 that also expire on December 31, 2003.

         WARRANTS FOR SERVICES
         During the quarter ended September 30, 2000, the Company granted 388,214 warrants for legal and marketing services rendered valued at $206,250. The warrants have an exercise price of $1.75, vest immediately and expire three years from the date of grant.

         WARRANTS FOR TECHNOLOGY
         During the quarter ended September 30, 2000, the Company issued the Chief Executive Officer 1,000,000 warrants for the purchase of certain technology valued at $35,000 and issued the Chief Technology Officer 1,000,000 warrants for the purchase of certain technology valued at $35,000. The value of the warrants was established at the officers' personal basis in the technology.

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

         COMMON STOCK FOR SERVICES
         During the quarter ended September 30, 2000, the Company issued 20,000 shares of common stock as payment for legal services rendered valued at $28,000.

         Subsequent to September 30, 2000, the Company issued 14,800 shares of common stock as payment for legal services rendered valued at $20,720.

         ACQUISITION OF ETRAXX
         Subsequent to September 30, 2000, the Company met all the conditions necessary to acquire a controlling interest in eTraxx and issued 5,575,000 shares of common stock to complete the transaction.

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

Telegen, through its subsidiary and predecessor corporation, Telegen Communications Corporation ("TCC"), was organized and commenced operations in May 1990. From inception until 1993, Telegen was principally engaged in the development and testing of its telecommunications products. Telegen's first product sales and revenues were realized in 1991. Revenues in 1991 through 1995 were derived primarily from sales of Telegen's telecommunications products. In 1996, revenues were derived primarily from the operations of Morning Star Multimedia, Inc. ("MSM"), then a subsidiary of the Company. In 1997, revenues were derived from the operations of MSM and TCC, a subsidiary of the Company. In 1998, revenues were derived from the operations of TCC. In 1999, Telegen had no operating revenues. During the first quarter of 2000, Telegen had no operating revenues.

Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of March 31, 2000, had an accumulated deficit of $28,245,722. As of March 31, 2000, Telegen had a working capital deficit of $5,032,211. Telegen expects to continue to incur substantial operating losses through 2000. In order to become profitable, Telegen must successfully complete its reorganization, refinance its operations, develop commercial products, manage its operating expenses, establish manufacturing capabilities, create a distribution capability and produce and sell its products.

Telegen has made significant expenditures for research and development of its products. In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.

REVENUES. Revenues for the first quarter of 2000 were $0 compared to $0 for the first quarter of 1999. Telegen filed for reorganization under Chapter 11 of the
U. S. Bankruptcy Code on October 28, 1998 and, due to unavailability of cash resources, the Company suspended all sales ands marketing activities during the pendency of its reorganization.

COST OF GOODS SOLD. Cost of goods sold and contract services were $0 for the first quarter of 2000 compared to $0 for the first quarter of 1999. Telegen filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on October 28, 1998 and, due to unavailability of cash resources, the Company suspended all sales and marketing activities during the pendency of its reorganization.

RESEARCH AND DEVELOPMENT. Research and development expenses were $80,207 for the first quarter of 2000 compared to $0 for the first quarter of 1999. Increased research and development expenses for the first quarter of 2000 resulted from increased availability of funds and start up of flat panel research efforts; all of the research and development for the first quarter of 2000 was attributable to Telegen. Telegen filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on October 28, 1998 and, due to unavailability of cash resources, the Company suspended all research and development activities during the first quarter of 1999.

SALES AND MARKETING. Sales and marketing expenses were $0 for the first quarter of 2000 compared to $0 for the first quarter of 1999. Telegen filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on October 28, 1998 and, due to unavailability of cash resources, the Company suspended all sales and marketing activities during the period of its reorganization.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses were $359,641 for the first quarter of 2000 compared to $287,776 for the first quarter of 1999. All of the general and administrative expenses for the first quarters of 1999 and 2000 were attributable to Telegen. The increase in the first quarter of 2000 was related to increased availability of funds and increased staffing and corporate activities. The primary components of general and administrative expenses for the first quarters of 1999 and 2000 were employee salaries and legal expenses relating to Telegen's reorganization.

INTEREST INCOME AND EXPENSE. Interest expense for the first quarter of 2000 was $15,000 as compared with interest income/expense of $0 for the first quarter of 1999. All of the interest expense for the first quarter of 2000 was attributable to Telegen. The increase in interest expense for the first quarter of 2000 resulted from interest financing charges related to $100,000 and $500,000 Convertible Note financings completed in April 1999 and December 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. As of March 31, 2000, Telegen had raised $18,850,827 in net capital through the sale of Telegen common stock, and $4,605,010 in net capital through the sale of TDL common stock. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share and per share data in this section have been retroactively restated to reflect this reverse stock split.

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

In December 1999, the Company issued promissory notes (the "Bridge Notes") to a group of ten investors (the "Bridge Lenders") in the aggregate principal amount of $500,000 bearing interest at the rate of 15% per annum and due and payable one year from the date of issuance. In December 1999, the Company granted to the Bridge Lenders the option to convert the Bridge Notes into shares of post reorganization common stock at a rate of one share of post reorganization common stock for each $1.40 of indebtedness. The First Note and the Bridge Notes were issued pursuant to ss.364(b) of the Bankruptcy Code and were considered unsecured administrative expenses of the Company within the meaning of ss.1145(a)(1)(A) of the Bankruptcy Code.

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

On March 29, 2000, the Company completed an offering of 500,000 shares of New Common Stock to a group of foreign investors (the "Regulation S Offering") at a price of $8 per share for gross proceeds of $4,000,000. The funds are presently being held in escrow. Closing of the Regulation S Offering is contingent upon the Company's filing of a registration statement with the SEC to permit the foreign investors to sell their shares in the public market and effectiveness of the registration statement within 180 days after confirmation of the Company's Plan of Reorganization.

Upon the effectiveness of the Company's Plan of Reorganization, the existing common stock of the Company was exchanged for post reorganization common stock in a ratio of 16 existing shares of common shares for one share of post reorganization common stock. This is commonly referred to as a 1:16 reverse split.

Telegen did not issue any shares of common stock during the first quarters of 1999 and 2000 in lieu of cash as payment for certain operating expenses, legal fees and employee services.

Throughout the first quarter of 2000, Telegen's current working capital has been very limited. The Company had a limited amount of readily available funds to cover immediate working capital needs such as employee wages, wage taxes, social security taxes, and lease payments. Furthermore, the Company has tax debts associated with federal and state wage withholding taxes and social security taxes for the years 1997 and 1998 in the amount of $350,000.

Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although Telegen believes it will obtain additional funding in the third quarter of 2000, there can be no assurance that Telegen will be able to obtain such funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all, to meet its capital demands for operations and to complete its reorganization. If adequate funds are not available to complete its reorganization, Telegen's Chapter 11 Case might be converted to a case under Chapter 7, in which case a Chapter 7 trustee would likely liquidate the Company's assets. Telegen believes it will also require substantial capital to complete development of a finished prototype of the flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, the results of operations from the flat panel technology will be materially adversely affected.

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

                                  RISK FACTORS

The forward-looking statements and other information in this report are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. In addition to the other information in this Report on Form 10-QSB, the following risk factors should be considered carefully in evaluating the Company and its business:

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

DEVELOPMENT STAGE COMPANY WITH NO REVENUES

Telegen is a developmental stage company with minimal revenues. The Company has been engaged in lengthy development of its flat panel display technology since 1995 and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from inception through March 31, 2000 is $28,245,722. The Company will continue to incur operating losses through 2000. In order to become profitable, the Company must successfully complete its reorganization, complete development of its HGED flat panel display technology, develop new products, establish a volume production line, successfully market and sell its display products, expand its distribution capability and manage its operating expenses. There can be no assurance that the Company will meet and realize any of these objectives or ever achieve profitability.

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

FEDERAL, STATE AND LOCAL REGULATORY RULES AND REGULATIONS

Telegen's flat panel display subsidiary, Telegen Display Laboratories, Inc., currently inactive, is subject to handling and reporting requirements of the U.
S. Environmental Protection Agency (the EPA), the California Occupational Safety and Health Administration (CalOSHA) and local environmental authorities regarding the handling and storage of certain chemical materials used in the development and manufacture of its flat panel displays. Although Telegen believes it is currently in compliance with all applicable rules, regulations and requirements, new regulations, rules and requirements are enacted continually, including local and state initiatives, and there can be no assurance that future rules, regulations, requirements or initiatives will not be enacted which could have a material adverse effect upon Telegen's results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

BANKRUPTCY. On October 28, 1998, the Company commenced a reorganization case ("Chapter 11 Case") under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division ("Bankruptcy Court"), designated as IN RE TELEGEN CORPORATION, case number 98-34876-DM-11. During the period of this Report on Form 10-QSB, the Company managed its affairs as a "debtor-in-possession", subject to supervision of the Bankruptcy Court, including the requirements that the Company file certain reports and seek court approval for certain actions, primarily any actions outside the ordinary course of business.

On April 24, 2000, the Company filed a plan of reorganization. On June 7, 2000, the Company filed a Plan of Reorganization (As Amended) (the "Plan of Reorganization" or the "Plan") and a Second Amended Disclosure Statement for Plan of Reorganization of Telegen Corporation ("Disclosure Statement"). On June 13, 2000, the Bankruptcy Court entered its order approving the Disclosure Statement for use in soliciting creditor and shareholder votes on the Plan. The Plan was confirmed by the Bankruptcy Court by order entered on June 29, 2000 with an Effective Date of June 30, 2000.

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

MISCELLANEOUS SUITS. Throughout 1998, numerous actions were filed against the Company seeking payment for debts. The Chapter 11 filing on October 28, 1998 stayed all of these actions and they subsequently were resolved upon confirmation of the Company's Plan of Reorganization.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 1999, the Company commenced an offering (the "1999 Offering") of up to 7,885,714 post reorganization shares of common stock of the Company (the "New Common Stock") at a price of $1.75 per share. On March 10, 2000 the Company completed the 1999 Offering upon the receipt of subscriptions for 4,000,000 shares of New Common Stock and gross proceeds of $7,000,000. The proceeds were held in escrow until confirmation of the Plan of Reorganization on June 28, 2000 and were thereafter released to the Company. Upon the effectiveness of the Company's Plan of Reorganization, the existing common stock of the Company was exchanged for the New Common Stock in a ratio of 16 existing shares of common stock for one share of New Common Stock.

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

The 1999 Offering was not registered under the Securities Act of 1933, as amended (the "Act"), and was conducted in reliance upon an exemption from registration afforded by Rule 506 of Regulation D under such Act. All of the purchasers in the 1999 Offering were either accredited investors as defined in Regulation D or, with respect to no more than 35 of such investors, were sophisticated investors who were otherwise qualified to participate in such offering. Appropriate legends were placed upon the certificates representing the shares of New Common Stock offered and sold and appropriate instructions were given to the Company's transfer agent to restrict the resale of such shares.

On March 27, 2000, the Company commenced an offering of 500,000 shares of New Common Stock to a group of foreign investors (the "Regulation S Offering") at a price of $8 per share. On March 29, 2000, the Company completed the Regulation S Offering upon the receipt of subscriptions for 500,000 shares of New Common Stock and gross proceeds of $4,000,000. The Regulation S Offering was not registered under the Act and was conducted in reliance upon an exemption from registration afforded by Regulation S under such Act. All of the purchasers in the Regulation S Offering were non-U.S. Persons as defined in Rule 903 of Regulation S. The proceeds of the Regulation S Offering are currently held in escrow and will be released to the Company after (i) confirmation of the Plan of Reorganization, which occurred on June 28, 2000, and (ii) a registration statement covering all of the shares sold in the Regulation S Offering has been declared effective by the SEC within 180 days after Plan confirmation.

In connection with the Regulation S Offering, upon closing the Selling Agents will receive (1) a cash commission of two percent (2%) of the gross proceeds in cash or New Common Stock priced at $8.00 per share, at the Selling Agents' option, (2) 25,000 shares of New Common Stock and (3) a warrant to purchase 50,000 of shares of New Common Stock at $8.00 per share, exercisable for a period of three years from the closing of the Regulation S Offering. The Regulation S Offering has not closed and no commissions have been paid to the Selling Agents.

On March 27, 2000, the Company commenced an offering (the "2000 Offering") of New Common Stock of the Company. The 2000 Offering is also being conducted pursuant to Rule 506 of Regulation D under the Act. The 2000 Offering is an offering of up to 1,000,000 shares of New Common Stock at $10 per share for total gross proceeds of up to $10,000,000. On September 30, 2000 the Company completed the 2000 Offering upon the receipt of subscriptions for 750,000 shares of New Common Stock and gross proceeds of $7,500,000. The proceeds of the 2000 Offering are currently held in escrow and will be released to the Company after
(i) confirmation of the Plan of Reorganization, which occurred on June 28, 2000, and (ii) a registration statement covering all of the shares sold in the 2000 Offering has been declared effective by the SEC within 180 days after Plan confirmation.

In connection with the 2000 Offering, the Selling Agents will receive (1) a cash commission of ten percent (10%) of the gross proceeds in cash or New Common Stock priced at the offering price, at the Selling Agents' option, (2) a three percent (3%) commission payable in New Common Stock priced at the offering price and (3) a warrant to purchase, at the offering prices, a number of shares of New Common Stock equal to ten percent (10%) of the gross proceeds of the offerings, exercisable for a period of three years from the closing of the offerings. The 2000 Offering has not closed and no commissions have been paid to the Selling Agents.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits.

          2.4* Agreement and Plan of Reorganization among the Registrant, eTraxx Corporation and the eTraxx Shareholders.

                    Certain exhibits to the Agreement and Plan of Reorganization have been omitted. Registrant hereby agrees to furnish them supplementally to the Securities and Exchange Commission upon request.

          2.5* eTraxx Shareholder Waiver and Amendment to Agreement and Plan of Reorganization.

          3.1** Articles of Incorporation of Telegen Corporation dated August 30, 1996 [formerly known as Solar Energy Research Corp. of California]

          3.2** Certificate of Amendment to the Articles of Incorporation of Telegen Corporation dated October 28, 1996 [formerly known as Solar Energy Research Corp. of California]

          3.4**     Bylaws of Telegen Corporation

          3.5***    Certificate of Amendment of Bylaws effective August 6, 1997

         10.33****  Form of $100,000 Convertible Promissory Note issued by the
                    Company to Bernard Brown in April 1999

         10.34****  Selling Agreement by and between the Company and WMS
                    Financial Planners, Inc., and Pacific West Securities, Inc. dated November 9, 1999

         10.35****  Selling Agreement by and between the Company and WMS
                    Financial Planners, Inc., and Pacific West Securities, Inc. dated March 8, 2000

         10.36****  Selling Agreement by and between the Company and WMS
                    Financial Planners, Inc., and Pacific West Securities, Inc. dated March 20, 2000

         10.37****  Form of the $1.75  Warrant to purchase  28,572 shares of
                    Common Stock issued by the Company to WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated December 3, 1999


         10.38****  Form of the $1.75 Warrant to purchase  400,000 shares of
                    Common Stock issued by the Company to WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated June 30, 2000

         10.39****  Form of $500,000 in Convertible Promissory Notes issued by the Company to certain investors in December 1999

         10.44****  Regulation  S  Securities  Purchase  Agreement  by and
                    between the Company and certain foreign investors executed in April 2000

         11.1+      Statement Re Computation of Per Share Earnings

         27.1       Financial Data Schedule

--------------------------------

* Incorporated by reference herein to the Form 8-K filed by the Registrant on December 8, 2000

** Incorporated by reference herein to the Registrant's Quarterly Report on Form 10-QSB, as filed with the Commission on November 12, 1996.

*** Incorporated by reference herein to the Form 10-K filed by the Registrant on April 15, 1998

**** Incorporated by reference herein to the Form 10-KSB filed by the Registrant on December 8, 2000

+ Incorporated by reference to the Consolidated Statements of Operations and Comprehensive Income Statement and the accompanying footnotes to the financial statements herein

(b)      Reports of Form 8-K


The Registrant filed no Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TELEGEN CORPORATION

                                          (Registrant)


Dated: December 18, 2000                  By:  /s/   JESSICA L STEVENS
                                              ------------------------------
                                          Jessica L. Stevens
                                          Chief Executive Officer