Form 10QSB
period 2000-06-30
TELEGEN CORP /CO/
filed 2000-12-21
CIK 906448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

          OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         Commission file number: 0-21864


                               TELEGEN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              84-0672714
     -------------------------------            ----------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification Number)

                          1840 Gateway Drive, Suite 200
                           San Mateo, California 94404
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (650) 261-9400
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
                                                          YES / / NO /X/

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                          YES /X/ NO / /

The number of issued and outstanding shares of the Registrant's Common Stock as of June 30, 2000, was 953,240.




                               Telegen Corporation
                         Quarterly Report on Form 10-QSB

                                Table of Contents

PART I -   FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS........................................  3
     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION................ 11

PART II -  OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS........................................... 16
     ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS................... 17
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 18
     ITEM 5.    OTHER INFORMATION........................................... 19
     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................ 19

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TELEGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               as of June 30, 2000
                                   (Unaudited)


                                                                       (Unaudited)
                                                                          June 30,
                                                                           2000
                                                                      ------------

ASSETS

Current assets:
     Cash .......................................................     $     93,264
     Deferred offering costs ....................................           20,833
                                                                      ------------

         Total current assets ...................................          114,097

Property and equipment, net .....................................          213,522
Other assets ....................................................           24,880
                                                                      ------------

         Total assets ...........................................     $    352,499
                                                                      ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Bankruptcy liability .......................................     $  3,557,791
     Post petition liability ....................................        1,133,505
     Convertible notes payable ..................................          600,000
     Note payable - affiliate ...................................          200,000
     Note payable - shareholder .................................           13,100
                                                                      ------------

         Total current liabilities ..............................        5,504,396
                                                                      ------------

Contingencies

Shareholders' deficit
     Preferred stock, $1 par value, $1,000 liquidation preference
         15,000 shares authorized
         no shares issued and outstanding .......................               --
     Common stock, no par value
         100,000,000 shares authorized
         953,240 shares issued and outstanding ..................       23,455,837
     Accumulated deficit ........................................      (28,607,734)
                                                                      ------------

              Total shareholders' deficit .......................       (5,151,897)
                                                                      ------------

                  Total liabilities and shareholders' deficit ...     $    352,499
                                                                      ============



The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the Three and Six Months Ended June 30,
                                   (Unaudited)


                                                 For the Three Months Ended      For the Six Months Ended
                                                          June 30,                       June 30,
                                                    2000            1999           2000           1999
                                                -------------   -------------  -------------  -------------
                                                 (unaudited)     (unaudited)    (unaudited)    (unaudited)

Operating expenses
   Research and development .................   $      64,058   $          --  $     144,265  $          --
     General and administrative .............         439,850         217,415        799,491        505,191
                                                -------------   -------------  -------------  -------------

         Total operating expenses ...........         503,908         217,415        973,756        505,191
                                                -------------   -------------  -------------  -------------

Loss from operations ........................        (503,908)       (217,415)      (973,756)      (505,191)
                                                -------------   -------------  -------------  -------------

Other income (expense)
     Interest income ........................         156,896              --        156,896             --
     Interest expense .......................         (15,000)             --        (30,000)            --
     Other income ...........................              --           5,998             --          6,397
                                                -------------   -------------  -------------  -------------
         Total other income (expense) .......         141,896           5,998        126,896          6,397
                                                -------------   -------------  -------------  -------------

         Net loss ...........................   $    (362,012)  $    (211,417) $    (816,860) $    (498,794)
                                                =============   =============  =============  =============

Basic and diluted loss per share attributable
     to common Shareholders .................   $       (0.38)  $       (0.22) $       (0.86) $       (0.53)
                                                =============   =============  =============  =============
Weighted-average common shares outstanding ..         953,240         950,360        952,607        947,780
                                                -------------   -------------  -------------  -------------



The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the Six Months Ended June 30,
                                   (Unaudited)


                                                                For the Six Months Ended
                                                                        June 30,
                                                               ----------------------------
                                                                  2000              1999
                                                               ------------     -----------
                                                               (unaudited)      (unaudited)

Cash flows from operating activities:
     Net loss .............................................    $   (816,860)    $  (498,794)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization ...............          66,386          79,860
              Amortization of deferred financing costs ....          25,000              --
     (Increase) decrease in
         Other assets .....................................         (21,880)             --
     Increase (decrease) in
         Accrued payroll ..................................         231,505         283,961
         Accrued expenses .................................         100,444          91,949
                                                               ------------     -----------

                Net cash used in operating activities .....        (415,405)        (43,024)
                                                               ------------     -----------

Cash flows from investing activities
     Purchase of property and equipment ...................          (5,730)             --
                                                               ------------     -----------

                Net cash provided by investing activities..          (5,730)             --
                                                               ------------     -----------

Cash flows from financing activities
     Proceeds from convertible notes payable ..............              --         105,000
     Proceeds from notes payable - shareholder ............              --          13,100
     Proceeds from note payable - affiliate ...............         200,000              --
     Proceeds from common stock ...........................           5,040              --
                                                               ------------     -----------

                Net cash provided by financing activities..         205,040         118,100
                                                               ------------     -----------

                Net increase (decrease) in cash ...........        (216,095)         75,076

Cash, beginning of period .................................         309,359              14
                                                               ------------     -----------

Cash, end of period .......................................    $     93,264     $    75,090
                                                               ============     ===========



Supplemental disclosures of cash flow information

Income taxes paid                                              $        800     $        --
                                                               ============     ===========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 1999, the Company issued 9,530 shares of common stock for the conversion of $15,000 of notes payable.


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

         At June 30, 2000, the bankruptcy liability was comprised of the following:


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

         BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         GOING CONCERN

         The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2000 consisted of the following:


            Automobile                                         $          9,100
            Machinery and equipment                                     585,938
            Furniture and fixtures                                      500,750
            Capital lease obligations                                    16,611
                                                               ----------------

                                                                      1,112,399
            Less accumulated depreciation and amortization              898,877
                                                               ----------------

                Total                                          $        213,522
                                                               ================

NOTE 6 - POST PETITION LIABILITY

         Post petition liability at June 30, 2000 consisted of the following:


               Accrued payroll                           $        841,406
               Accrued expenses                                   292,099
                                                         ----------------

                      Total                              $      1,133,505
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

NOTE 8 - SHAREHOLDERS' DEFICIT

         STOCK OFFERINGS

         On March 27, 2000, the Company entered into an agreement to conduct three additional offerings of common stock. These offerings are also being conducted pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The first offering was for 1,000,000 shares at $10 per share for a total of $10,000,000. The second offering will follow completion of the first and will be for total proceeds of up to $10,000,000. The third offering will follow completion of the second and will be for total proceeds of up to $5,000,000. The offering prices for the two additional offerings will be set by the Company and the selling agents based upon market conditions, but are required to be at least $10 per share.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

         At June 30, 2000, $536,920 and $219,353 was owed to the Company's Chief Executive Officer and Chief Technology Officer, respectively, for deferred salaries and expenses they incurred on behalf of the Company. These amounts are included in the Bankruptcy Liability as of June 30, 2000.

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

         EMPLOYMENT AGREEMENTS

         On July 1, 2000, the Company amended the employment agreements with its Chief Executive Officer and its Chief Technology Officer, increasing the total annual salary for these two officers to $950,000 for each of the remaining two years of the officers' employment agreements. In addition, the Company entered into three employment agreements with its President and Chief Operating Officer, Senior VP, Investor Relations, and Chief Administrative Officer for terms of two years. Under the terms of these agreements, these officers will receive a total annual salary of $800,000. These three officers were also to be issued a total of 175,000 shares of common stock as a signing bonus valued at $306,250.

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

         LITIGATION

         On July 26, 2000, Display Research Laboratories, Inc. ("DRL"), W. Edward Naugler, Jr., and David Guo (the "Plaintiffs") filed an action (the "Complaint") in the United States Bankruptcy Court for the Northern District of California, San Francisco Division (the "Court"), against the Company and Jessica L. Stevens, the Company's Chief Executive Officer. Plaintiffs seek a declaratory judgment from the Court that they are not in violation of any patents or intellectual property rights owned by the Company relating to the HGED flat panel display technology. The Plaintiffs also allege that the Company and Ms. Stevens abused the bankruptcy rules by seeking examination of the Plaintiffs under the bankruptcy rules. Mr. Naugler and Mr. Guo were formerly officers of the Company's flat panel subsidiary, Telegen Display Laboratories, Inc. ("TDL").

         On September 22, 2000, the Company and Ms. Stevens filed a cross complaint (the "Cross Complaint") against the Plaintiffs and a former attorney for the Company, alleging, among other causes of action, theft of trade secrets, patent infringement and breach of fiduciary duty relating to the founding of DRL and use of certain technologies by the Plaintiffs and others that the Company believes are owned by the Company. On October 13, 2000, the Complaint and the Cross Complaint were removed to the U. S. District Court for the Northern District of California. The cause of action alleging abuse of process against the Company and Ms. Stevens was subsequently dismissed without prejudice. On December 5, 2000, the Company dismissed the Cross Complaint against the former attorney without prejudice.

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

Telegen, through its subsidiary and predecessor corporation, Telegen Communications Corporation ("TCC"), was organized and commenced operations in May 1990. From inception until 1993, Telegen was principally engaged in the development and testing of its telecommunications products. Telegen's first product sales and revenues were realized in 1991. Revenues in 1991 through 1995 were derived primarily from sales of Telegen's telecommunications products. In 1996, revenues were derived primarily from the operations of Morning Star Multimedia, Inc. ("MSM"), then a subsidiary of the Company. In 1997, revenues were derived from the operations of MSM and TCC, a subsidiary of the Company. In 1998, revenues were derived from the operations of TCC. In 1999, Telegen had no operating revenues. During the second quarter of 2000, Telegen had no operating revenues.

Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of June 30, 2000, had an accumulated deficit of $28,607,734. As of June 30, 2000, Telegen had a working capital deficit of $5,390,299. Telegen expects to continue to incur substantial operating losses through 2000. In order to become profitable, Telegen must successfully refinance its operations, develop commercial products, manage its operating expenses, establish manufacturing capabilities, create a distribution capability and produce and sell its products.

Telegen has made significant expenditures for research and development of its products. In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.

REVENUES. Revenues for the second quarter of 2000 were $0 compared to $0 for the second quarter of 1999. Telegen filed for reorganization under Chapter 11 of the
U. S. Bankruptcy Code on October 28, 1998 and, due to unavailability of cash resources, the Company suspended all sales ands marketing activities during the pendency of its reorganization. On June 7, 2000, the Company filed a Plan of Reorganization which was confirmed by the Bankruptcy Court on June 28, 2000.

COST OF GOODS SOLD. Cost of goods sold and contract services were $0 for the second quarter of 2000 compared to $0 for the second quarter of 1999. Telegen filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on October 28, 1998 and, due to unavailability of cash resources, the Company suspended all sales and marketing activities during the pendency of its reorganization. On June 7, 2000, the Company filed a Plan of Reorganization which was confirmed by the Bankruptcy Court on June 28, 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses were $64,058 for the second quarter of 2000 compared to $0 for the second quarter of 1999. Increased research and development expenses for the second quarter of 2000 resulted from increased availability of funds and start up of flat panel research efforts; all of the research and development for the second quarter of 2000 was attributable to Telegen. Telegen filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on October 28, 1998 and, due to unavailability of cash resources, the Company suspended all research and development activities during the second quarter of 1999. On June 7, 2000, the Company filed a Plan of Reorganization which was confirmed by the Bankruptcy Court on June 28, 2000.

SALES AND MARKETING. Sales and marketing expenses were $0 for the second quarter of 2000 compared to $0 for the second quarter of 1999. Telegen filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on October 28, 1998 and, due to unavailability of cash resources, the Company suspended all sales and marketing activities during the pendency of its reorganization. On June 7, 2000, the Company filed a Plan of Reorganization which was confirmed by the Bankruptcy Court on June 28, 2000.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses were $439,850 for the second quarter of 2000 compared to $217,415 for the second quarter of 1999. All of the general and administrative expenses for the second quarters of 1999 and 2000 were attributable to Telegen. The increase in the second quarter of 2000 was related to increased availability of funds and increased staffing and corporate activities. The primary components of general and administrative expenses for the second quarters of 1999 and 2000 were employee salaries and legal expenses relating to Telegen's reorganization.

INTEREST INCOME AND EXPENSE. Net interest income for the second quarter of 2000 was $141,896 as compared with interest income/expense of $0 for the second quarter of 1999. Of the second quarter interest income and expense, $156,896 was interest income and $15,000 was interest expense. All of the net interest income for the second quarter of 2000 was attributable to Telegen. The increase in net interest income for the second quarter of 2000 resulted from increased interest bearing accounts less financing charges related to $100,000 and $500,000 Convertible Note financings completed in April 1999 and December 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. As of June 30, 2000, Telegen had raised $18,850,827 in net capital through the sale of Telegen common stock, and $4,605,010 in net capital through the sale of TDL common stock. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share and per share data in this section have been retroactively restated to reflect this reverse stock split.

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

Telegen did not issue any shares of common stock during the second quarters of 1999 and 2000 in lieu of cash as payment for certain operating expenses, legal fees and employee services.

Throughout the second quarter of 2000, Telegen's current working capital has been very limited. The Company had a limited amount of readily available funds to cover immediate working capital needs such as employee wages, wage taxes, social security taxes, and lease payments. Furthermore, the Company has tax debts associated with federal and state wage withholding taxes and social security taxes for the years 1997 and 1998 in the amount of $350,000.

Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although Telegen believes it will obtain additional funding in the third quarter of 2000, there can be no assurance that Telegen will be able to obtain such funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all, to meet its capital demands for operations. Telegen believes it will also require substantial capital to complete development of a finished prototype of the flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, the results of operations from the flat panel technology will be materially adversely affected.

Telegen does not have a final estimate of costs nor the funds available to build a full-scale production plant for the flat panel display and will not be able to build this plant without securing significant additional capital. Telegen plans to secure these funds either (1) from a large joint venture partner who would then be a co-owner of the plant or (2) through a future public or private offering of stock. Even if such funding can be obtained, which cannot be assured, it is currently estimated that a full scale production plant could not be completed and producing significant numbers of flat panel displays before early 2002. Telegen is also currently contemplating entering into license agreements with large enterprises to manufacture the displays. The manufacturers would also have the attributes of established manufacturing expertise, distribution channels to assure a ready market for the displays and established reputations, enhancing market acceptance. Further, Telegen would benefit from front-end license fees plus ongoing royalties for income. However, Telegen does not currently expect to have any such manufacturing license agreements in place before September 2001, or any significant production of displays thereunder before early 2002. Telegen is currently planning to establish a limited production/prototype line in 2001, which will have the capacity to manufacture a limited number of marketable displays to produce moderate revenues. The cost of that production line is estimated to be about $10 million.

Telegen's future capital infusions will depend entirely on its ability to attract new investment capital based on the appeal of the inherent attributes of its technology and the belief that the technology can be developed


                                      13-
and taken to profitable manufacturing in the foreseeable future. Efforts are currently being made with parties having substantial resources to conclude such capital formation. Such capital formation efforts are intended to infuse up to $35 million in 2000 and 2001, including $10 million for a prototype plant.

Telegen's actual working capital needs will depend upon numerous factors including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty.

Telegen anticipates incurring substantial costs for research and development, sales and marketing activities through 2000 and 2001. Management believes that development of commercial products, an active marketing program and a significant field sales force are essential for Telegen's long-term success. Telegen estimates that its total expenditures for research and development and related equipment and overhead costs will aggregate over $5,000,000 during 2000. Telegen estimates that its total expenditures for sales and marketing will aggregate over $1,000,000 during 2000.

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

DEVELOPMENT STAGE COMPANY WITH NO REVENUES

Telegen is a developmental stage company with minimal revenues. The Company has been engaged in lengthy development of its flat panel display technology since 1995 and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from inception through June 30, 2000 is $28,607,734. The Company will continue to incur operating losses through 2000. In order to become profitable, the Company must successfully complete development of its HGED flat panel display technology, develop new products, establish a volume production line, successfully market and sell its display products, expand its distribution capability and manage its operating expenses. There can be no assurance that the Company will meet and realize any of these objectives or ever achieve profitability.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


BANKRUPTCY. On October 28, 1998, the Company commenced a reorganization case ("Chapter 11 Case") under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division ("Bankruptcy Court"), designated as IN RE TELEGEN CORPORATION, case number 98-34876-DM-11. During its reorganization, the Company managed its affairs as a "debtor-in-possession", subject to supervision of the Bankruptcy Court, including the requirements that the Company file certain reports and seek court approval for certain actions, primarily any actions outside the ordinary course of business.

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

On July 26, 2000, Display Research Laboratories, Inc. ("DRL"), W. Edward Naugler, Jr., and David Guo (the "Plaintiffs") filed an action (the "Complaint") in the United States Bankruptcy Court for the Northern District of California, San Francisco Division (the "Court"), against the Company and Jessica L. Stevens, the Company's Chief Executive Officer. Plaintiffs seek a declaratory judgment from the Court that they are not in violation of any patents or intellectual property rights owned by the Company relating to the HGED flat panel display technology. The Plaintiffs also allege that the Company and Ms. Stevens abused the bankruptcy rules by seeking examination of the Plaintiffs under the bankruptcy rules. Mr. Naugler and Mr. Guo were formerly officers of the Company's flat panel subsidiary, Telegen Display Laboratories, Inc. ("TDL").

On September 22, 2000, the Company and Ms. Stevens filed a cross complaint (the "Cross Complaint") against the Plaintiffs and a former attorney for the Company, alleging, among other causes of action, theft of trade secrets, patent infringement and breach of fiduciary duty relating to the founding of DRL and use of certain technologies by the Plaintiffs and others that the Company believes are owned by the Company. On October 13, 2000, the Complaint and the Cross Complaint were removed to the U. S. District Court for the Northern District of California. The cause of action alleging abuse of process against the Company and Ms. Stevens was subsequently dismissed without prejudice. On December 5, 2000, the Company dismissed the Cross Complaint against the former attorney without prejudice.

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

The 1999 Offering was not registered under the Securities Act of 1933, as amended (the "Act"), and was conducted in reliance upon the exemption from registration afforded by Rule 506 of Regulation D under such Act. All of the purchasers in the 1999 Offering were either accredited investors as defined in Regulation D or, with respect to no more than 35 of such investors, were sophisticated investors who were otherwise qualified to participate in such offering. Appropriate legends were placed upon the certificates representing the shares of New Common Stock offered and sold and appropriate instructions were given to the Company's transfer agent to restrict the resale of such shares.

On March 27, 2000, the Company commenced an offering of 500,000 shares of New Common Stock to a group of foreign investors (the "Regulation S Offering") at a price of $8 per share. On March 29, 2000, the Company completed the Regulation S Offering upon the receipt of subscriptions for 500,000 shares of New Common Stock and gross proceeds of $4,000,000. The Regulation S Offering was not registered under the Act and was conducted in reliance upon the exemption from registration afforded by Regulation S under such Act. All of the purchasers in the Regulation S Offering were non-U.S. Persons as defined in Rule 903 of Regulation S. The proceeds of the Regulation S Offering are currently held in escrow and will be released to the Company after (i) confirmation of the Plan of Reorganization, which occurred on June 28, 2000, and (ii) a registration statement covering all of the shares sold in the Regulation S Offering has been declared effective by the SEC within 180 days after Plan confirmation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 28, 1998, the Company commenced the Chapter 11 Case in the United States Bankruptcy Court for the Northern District of California, San Francisco Division ("Bankruptcy Court"), designated as IN RE TELEGEN CORPORATION, case number 98-34876-DM-11.

On April 24, 2000, the Company filed a plan of reorganization. On May 26, 2000, the Bankruptcy Court approved a Plan of Reorganization (As Amended) and a Second Amended Disclosure Statement for Plan of Reorganization of Telegen Corporation ("Disclosure Statement") to be used in soliciting creditor and shareholder votes on Telegen's Plan of Reorganization. The Bankruptcy Court also set June 23, 2000 at 5 PM Pacific Time as the deadline for voting on the Plan. On June 13, 2000, the Bankruptcy Court entered its order approving the Disclosure Statement for use in soliciting creditor and shareholder votes on the Plan.

The Company solicited its shareholders and creditors to adopt the following proposal:

Proposal One: To approve the Plan of Reorganization (As Amended) of Telegen Corporation.

The result of the vote to approve the Plan of Reorganization (As Amended) of Telegen Corporation was as follows:

CLASSES A-1 THROUGH C (CREDITORS):


Class             Creditors For      Creditors Against      Creditors Abstain:
-------           -------------      -----------------      ------------------
A-1                           1                      0                       0
A-2                           1                      0                       0
A-3                           1                      0                       0
A-6                           1                      0                       0

 B                           15                      0                       0

 C                           58                      0                       0

Claims:

Class             Creditors For      Creditors Against      Creditors Abstain:
-------           -------------      -----------------      ------------------
A-1            $      26,438.08        $             0         $             0
A-2                   17,066.69                      0                       0
A-3                   38,929.09                      0                       0
A-6                    9,065.00                      0                       0

 B                   163,168.00                      0                       0

 C                 2,588,718.82                      0                       0


CLASS D-1 (COMMON STOCK):


Common For                          Common Against             Common Abstain
----------                          --------------             --------------
 6,730,755                                 188,780                          0

CLASS D-2 (PREFERRED STOCK):

Preferred For                       Preferred Against          Preferred Abstain
-------------                       -----------------          -----------------
       84,190                                       0                          0


The Plan was confirmed by the Bankruptcy Court by order entered on June 29, 2000 with an Effective Date of June 30, 2000.

ITEM 5.  OTHER INFORMATION

On June 30, 2000, pursuant to the Company's Plan of Reorganization confirmed by the Bankruptcy Court on June 28, 2000, the Company filed Amended and Restated Articles of Incorporation effecting a one-for-sixteen exchange of its outstanding common stock for new post-reorganization common stock.

Also pursuant to the Company's Plan of Reorganization, Jessica L. Stevens, Bonnie Crystal, Jack King and Bernard Brown were appointed directors of the Company, effective at confirmation of the Plan.

On June 30, 2000, the Company's Board appointed William M. Swayne, II as a director of the Company and President and Chief Operating Officer, effective immediately. Jessica L. Stevens, the Company's former President, remains Chair of the Board and Chief Executive Officer. The Company's Board also appointed Dennis Wood as Chief Administrative Officer, Steve Weiss as Vice President of Research and Development, Victoria Kolakowski as Vice President and Chief Patent Counsel and Jack King, a director, as Vice President of Investor Relations.

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

         3.5***   Certificate of Amendment of Bylaws effective August 6, 1997

         3.6**** Amended and Restated Articles of Incorporation dated June 30, 2000

         10.33+ Form of $100,000 Convertible Promissory Note issued by the Company to Bernard Brown in April 1999

         10.34+ Selling Agreement by and between the Company and WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated November 9, 1999

         10.35+ Selling Agreement by and between the Company and WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated March 8, 2000

         10.36+ Selling Agreement by and between the Company and WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated March 20, 2000

         10.37+ Form of the $1.75 Warrant to purchase 28,572 shares of Common Stock issued by the Company to WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated December 3, 1999

         10.38+ Form of the $1.75 Warrant to purchase 400,000 shares of Common Stock issued by the Company to WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated June 30, 2000

         10.39+ Form of $500,000 in Convertible Promissory Notes issued by the Company to certain investors in December 1999

         10.44+ Regulation S Securities Purchase Agreement by and between the Company and certain foreign investors executed in April 2000

         11.1++   Statement Re Computation of Per Share Earnings

         27.1     Financial Data Schedule


------------------------------------

* Incorporated by reference herein to the Form 8-K filed by the Registrant on December 8, 2000

** Incorporated by reference herein to the Registrant's Quarterly Report on Form 10-QSB, as filed with the Commission on November 12, 1996.

*** Incorporated by reference herein to the Form 10-K filed by the Registrant on April 15, 1998

**** Incorporated by reference herein to the Form 8-K filed by the Registrant on December 20, 2000

+ Incorporated by reference herein to the Form 10-KSB filed by the Registrant on December 8, 2000

++ Incorporated by reference to the Consolidated Statements of Operations and Comprehensive Income Statement and the accompanying footnotes to the financial statements herein


(b)  Reports of Form 8-K

The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                              TELEGEN CORPORATION
                                              (Registrant)

Dated: December 19, 2000                      By: /s/ JESSICA L. STEVENS
                                                  ------------------------------
                                              Jessica L. Stevens
                                              Chief Executive Officer