Form 10QSB
period 2000-09-30
TELEGEN CORP /CO/
filed 2000-12-21
CIK 906448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

          OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         Commission file number: 0-21864

                               TELEGEN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                             84-0672714
     --------------------------------            ----------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
                                 YES /X/  NO / /

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES /X/  NO / /

The number of issued and outstanding shares of the Registrant's Common Stock as of September 30, 2000, was 5,606,446.


                               Telegen Corporation
                         Quarterly Report on Form 10-QSB

                                Table of Contents

PART I -   FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS........................................  3
     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION................ 12

PART II -  OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS........................................... 17
     ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS................... 18
     ITEM 5.    OTHER INFORMATION........................................... 19
     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................ 20

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TELEGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            as of September 30, 2000
                                   (Unaudited)

                                                                     (Unaudited)
                                                                    September 30,
                                                                        2000
                                                                    -------------

ASSETS

Current assets:
     Cash .......................................................   $   3,935,930
     Note receivable - employee .................................          55,961
     Note receivable - related party ............................         250,000
     Deferred offering costs ....................................           8,333
                                                                    -------------

         Total current assets ...................................       4,250,224

Property and equipment, net .....................................         309,697
Other assets ....................................................          58,856
                                                                    -------------

         Total assets ...........................................   $   4,618,777
                                                                    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bankruptcy liability .......................................   $   1,994,041
     Post petition liability ....................................         974,592
     Convertible notes payable ..................................         600,000
     Note payable - affiliate ...................................         200,000
     Note payable - shareholder .................................          13,100
                                                                    -------------

         Total current liabilities ..............................       3,781,733
                                                                    -------------

Contingencies

Shareholders' equity
     Preferred stock, $1 par value, $1,000 liquidation preference
         15,000 shares authorized
         no shares issued and outstanding .......................              --
     Common stock, no par value
         100,000,000 shares authorized
         5,606,446 shares issued and outstanding ................      31,764,709
     Accumulated deficit ........................................     (30,927,665)
                                                                    -------------

              Total shareholders' equity ........................         837,044
                                                                    -------------

                  Total liabilities and shareholders' equity ....   $   4,618,777
                                                                    =============



The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                for the Three and Nine Months Ended September 30,
                                   (Unaudited)


                                                 For the Three Months Ended     For the Nine Months Ended
                                                        September 30,                  September 30,
                                                    2000            1999           2000           1999
                                                -------------  -------------  -------------  -------------
                                                 (unaudited)    (unaudited)    (unaudited)     (unaudited)

Operating expenses
   Research and development ................... $     126,882  $          --  $     271,147  $      10,180
     General and administrative ...............     2,314,851        249,229      3,114,342        754,420
                                                -------------  -------------  -------------  -------------

         Total operating expenses .............     2,441,733        249,229      3,385,489        764,600
                                                -------------  -------------  -------------  -------------

Loss from operations ..........................    (2,441,733)      (249,229)    (3,385,489)      (764,600)
                                                -------------  -------------  -------------  -------------

Other income (expense)
     Interest income ..........................       141,802             --        298,698             --
     Interest expense .........................       (20,000)            --        (50,000)            --
     Other income .............................            --         11,714             --         18,111
                                                -------------  -------------  -------------  -------------
         Total other income (expense) .........       121,802         11,714        248,698         18,111
                                                -------------  -------------  -------------  -------------

         Net loss ............................. $  (2,319,931) $    (237,515) $  (3,136,791) $    (746,489)
                                                =============  =============  =============  =============

Basic and diluted loss per share attributable
     to common Shareholders ................... $       (0.45) $       (0.25) $       (1.32) $       (0.79)
                                                =============  =============  =============  =============
Weighted-average common shares outstanding ....     5,170,704        950,360      2,368,902        948,650
                                                =============  =============  =============  =============



The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the Nine Months Ended September 30,
                                   (Unaudited)


                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                ----------------------------
                                                                   2000             1999
                                                                -----------      -----------
                                                                (unaudited)      (unaudited)

Cash flows from operating activities:
     Net loss .............................................     $(3,136,791)     $  (746,489)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization ...............          87,277          119,789
              Amortization of deferred financing costs ....          37,500               --
              Stock issued for employee services ..........         332,500               --
              Warrants issued for service rendered ........         206,250               --
     (Increase) decrease in
         Other assets .....................................         (55,856)              --
     Increase (decrease) in
         Accrued payroll ..................................         231,504          399,712
         Accrued expenses .................................         383,490          133,291
         Bankruptcy liability .............................      (1,320,586)              --
                                                                -----------      -----------

               Net cash used in operating activities ......      (3,234,712)         (93,697)
                                                                -----------      -----------

Cash flows from investing activities
     Note receivable - employee ...........................         (55,961)              --
     Note receivable - related party ......................        (250,000)              --
     Purchase of property and equipment ...................         (52,796)              --
                                                                -----------      -----------

               Net cash provided by investing activities...        (358,757)              --
                                                                -----------      -----------

Cash flows from financing activities
     Proceeds from convertible notes payable ..............              --          105,000
     Proceeds from notes payable - shareholder ............              --           13,100
     Proceeds from note payable - affiliate ...............         200,000               --
     Proceeds from common stock ...........................       7,020,040               --
                                                                -----------      -----------

               Net cash provided by financing activities...       7,220,040          118,100
                                                                -----------      -----------

               Net increase (decrease) in cash ............     $ 3,626,571      $    24,403

Cash, beginning of period .................................         309,359               14
                                                                -----------      -----------

Cash, end of period .......................................     $ 3,935,930      $    24,417
                                                                ===========      ===========



Supplemental disclosures of cash flow information

Income taxes paid .........................................     $     8,686      $        --
                                                                ===========      ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 1999, the Company completed the following:

     - Issued 20,000 shares of common stock as payment for legal services rendered valued at $28,000.

     - Issued the Chief Executive Officer 1,000,000 warrants for the purchase of certain technology valued at $35,000 and issued the Chief Technology Officer 1,000,000 warrants for the purchase of certain technology valued at $35,000.

     - Issued 138,950 shares of common stock as payment for the Bankruptcy Liability valued at $243,163.

     - Issued 295,685 shares of common stock as payment for post petition accrued expenses valued at $413,959.

During the nine months ended September 30, 1999, the Company completed the following:

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

         At September 30, 2000, the bankruptcy liability was comprised of the following:


               Accounts payable to unsecured creditors           $  1,994,041
                                                                 ---------------
                   Total                                         $  1,994,041
                                                                 ===============


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

         In addition, eTraxx has agreed to loan the Company up to $500,000 and the Company has received approval from the Bankruptcy Court to borrow up to $400,000 of such amount. The loan bears interest at prime plus 1%. As of September 30, 2000, the Company has borrowed approximately $200,000.

NOTE 4 - ACQUISITION OF ASSETS

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

         BASIS OF PRESENTATION
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         GOING CONCERN
         The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 2000 consisted of the following:

                  Automobile                                                    $          9,100
                  Machinery and equipment                                                585,938
                  Furniture and fixtures                                                 547,817
                  Purchased technology                                                    70,000
                  Capital lease obligations                                               16,611
                                                                                ----------------
                                                                                       1,229,466
                  Less accumulated depreciation and amortization                         919,769
                                                                                ----------------
                      Total                                                     $        309,697
                                                                                ================

NOTE 7 - POST PETITION LIABILITY

         Post petition liability at September 30, 2000 consisted of the following:

                  Accrued payroll                                               $        841,406
                  Accrued expenses                                                       133,186
                                                                                ----------------
                      Total                                                     $        974,592
                                                                                ================

NOTE 8 - CONTINGENCIES

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

         On July 26, 2000, Display Research Laboratories, Inc. ("DRL"), W. Edward Naugler, Jr., and David Guo (collectively the "Plaintiffs") filed an action (the "Complaint") in San Mateo County Superior Court, California, (the "State Action") against the Company and Jessica L. Stevens, the Company's Chief Executive Officer. Plaintiffs seek a declaratory judgment from the Superior Court that Plaintiffs are not in violation of any patents or intellectual property rights owned by the Company relating to the HGED flat panel display technology. Plaintiffs also allege that the Company and Ms. Stevens abused the bankruptcy rules by seeking examination of Plaintiffs through the 2004 process. Mr. Naugler and Mr. Guo were formerly officers of the Company's subsidiary Telegen Display Laboratories, Inc.

         In August 2000, the Company and Ms. Stevens removed the State Action to the United States Bankruptcy Court, Northern District of California (the "Bankruptcy Action"). On September 22, 2000, the Company filed counterclaims (the "Counterclaims") against Plaintiffs and a Third Party Complaint against a former attorney of the Company, alleging: correction of inventorship; declaratory judgment of inventorship; unjust enrichment; constructive trust; false description under 15 USC 1125 (a); breach of contract; misappropriation of trade secrets; breach of fiduciary duty; and declaratory judgment of patent ownership. On November 16, 2000, the Complaint, Counterclaims and Third Party Complaint were removed from the Bankruptcy Court to the Federal District Court for the Northern District of California (the "Federal Action"). The cause of action in Plaintiff's Complaint alleging abuse of process against the Company and Ms. Stevens was subsequently dismissed without prejudice. On December 4, 2000, the Company dismissed the Third Party Complaint, without prejudice, against the former attorney.

         The Company is also subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, and cash flows.

NOTE 9 - SHAREHOLDERS' EQUITY

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

         As of September 30, 2000, the Company has been informed by the selling agents that subscriptions have been received for approximately $7,000,000 in the first phase of the offering at $10 per share. The proceeds are being held in escrow until a registration statement covering all the shares in the offering has been declared effective by the Securities and Exchange Commission ("SEC") within 180 days after confirmation of the Plan of Reorganization.

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

         In addition, pursuant to an employment agreement with an employee, the Company issued 15,000 shares of common stock as a signing bonus valued at $26,250.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

         During the quarter ended September 30, 2000, the Company issued the Chief Executive Officer 1,000,000 warrants for the purchase of certain technology valued at $35,000 and issued the Chief Technology Officer 1,000,000 warrants for the purchase of certain technology valued at $35,000. The value of the warrants was established at the officers' personal basis in the technology.

         At September 30, 2000, $536,920 and $219,353 was owed to the Company's Chief Executive Officer and Chief Technology Officer, respectively, for deferred salaries and expenses they incurred on behalf of the Company. These amounts are included in the Bankruptcy Liability as of September 30, 2000.

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

NOTE 11 - SUBSEQUENT EVENTS

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

Telegen, through its subsidiary and predecessor corporation, Telegen Communications Corporation ("TCC"), was organized and commenced operations in May 1990. From inception until 1993, Telegen was principally engaged in the development and testing of its telecommunications products. Telegen's first product sales and revenues were realized in 1991. Revenues in 1991 through 1995 were derived primarily from sales of Telegen's telecommunications products. In 1996, revenues were derived primarily from the operations of Morning Star Multimedia, Inc. ("MSM"), then a subsidiary of the Company. In 1997, revenues were derived from the operations of MSM and TCC, a subsidiary of the Company. In 1998, revenues were derived from the operations of TCC. In 1999, Telegen had no operating revenues. During the third quarter of 2000, Telegen had no operating revenues.

Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of September 30, 2000, had an accumulated deficit of $30,678,112. As of September 30, 2000, Telegen had working capital of $468,491. Telegen expects to continue to incur substantial operating losses through the last quarter of 2000. In order to become profitable, Telegen must successfully refinance its operations, develop commercial products, manage its operating expenses, establish manufacturing capabilities, create a distribution capability and produce and sell its products.

Telegen has made significant expenditures for research and development of its products. In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.

REVENUES. Revenues for the third quarter of 2000 were $0 compared to $0 for the third quarter of 1999. Telegen filed for reorganization under Chapter 11 of the
U. S. Bankruptcy Code on October 28, 1998 and, due to unavailability of cash resources, the Company suspended all sales ands marketing activities during the pendency of its reorganization. On June 7, 2000, the Company filed a Plan of Reorganization which was confirmed by the Bankruptcy Court on June 28, 2000.

COST OF GOODS SOLD. Cost of goods sold and contract services were $0 for the third quarter of 2000 compared to $0 for the third quarter of 1999. Telegen filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on October 28, 1998 and, due to unavailability of cash resources, the Company suspended all sales and marketing activities during the pendency of its reorganization. On June 7, 2000, the Company filed a Plan of Reorganization which was confirmed by the Bankruptcy Court on June 28, 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses were $126,882 for the third quarter of 2000 compared to $0 for the third quarter of 1999. Increased research and development expenses for the third quarter of 2000 resulted from increased availability of funds and continuing start up of flat panel research efforts; all of the research and development for the third quarter of 2000 was attributable to Telegen. Telegen filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on October 28, 1998 and, due to unavailability of cash resources, the Company suspended all research and development activities during the third quarter of 1999. On June 7, 2000, the Company filed a Plan of Reorganization which was confirmed by the Bankruptcy Court on June 28, 2000.

SALES AND MARKETING. Sales and marketing expenses were $0 for the third quarter of 2000 compared to $0 for the third quarter of 1999. Telegen filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on October 28, 1998 and, due to unavailability of cash resources, the Company suspended all sales and marketing activities during the pendency of its reorganization. On June 7, 2000, the Company filed a Plan of Reorganization which was confirmed by the Bankruptcy Court on June 28, 2000.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses were $2,314,851 for the third quarter of 2000 compared to $249,229 for the third quarter of 1999. All of the general and administrative expenses for the third quarters of 1999 and 2000 were attributable to Telegen. The increase in the third quarter of 2000 was related to increased availability of funds and completion of Telegen's reorganization. The primary components of general and administrative expenses for the third quarter of 2000 were cash payments of allowed claims under the Plan of Reorganization confirmed on June 28, 2000, increased staffing and increased corporate activities. The primary components of general and administrative expenses for the third quarter of 1999 were employee salaries and legal expenses relating to Telegen's reorganization.

INTEREST INCOME AND EXPENSE. Net interest income for the third quarter of 2000 was $121,802 as compared with interest income/expense of $0 for the third quarter of 1999. Of the third quarter interest income and expense, $141,802 was interest income and $20,000 was interest expense. All of the net interest income for the third quarter of 2000 was attributable to Telegen. The increase in net interest income for the third quarter of 2000 resulted from increased interest bearing accounts less financing charges related to $100,000 and $500,000 Convertible Note financings completed in April 1999 and December 1999, respectively, and the $200,000 borrowing from eTraxx during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. As of September 30, 2000, Telegen had raised $26,502,577 in net capital through the sale of Telegen common stock, and $4,605,010 in net capital through the sale of TDL common stock. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share and per share data in this section have been retroactively restated to reflect this reverse stock split.

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

On December 15, 1999, the Company commenced an offering (the "1999 Offering") of post reorganization shares of common stock of the Company (the "New Common Stock") at a price of $1.75 per share. On March 10, 2000 the Company closed the 1999 Offering upon the receipt of subscriptions for 4,000,000 shares of New Common Stock and gross proceeds of $7,000,000. The proceeds were held in escrow until confirmation of the Plan of Reorganization on June 28, 2000 and were released to the Company on July 7, 2000.

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

Telegen issued 20,000 shares of common stock and 0 shares of common stock during the third quarter of 2000 and 1999, respectively, in lieu of cash as payment for legal services rendered valued at $28,000.

Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Telegen anticipates that its existing capital resources, including expected future funding of its Regulation S and 2000 Offerings, if they materialize, and revenues from operations will be adequate to meet Telegen's cash requirements through 2001. Although Telegen believes it will obtain additional funding in the first quarter of 2001, there can be no assurance that Telegen will be able to obtain such funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all, to meet its capital demands for operations. Telegen believes it will also require substantial capital to complete development of a finished prototype of the flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, the results of operations from the flat panel technology will be materially adversely affected.

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

DEVELOPMENT STAGE COMPANY WITH NO REVENUES

Telegen is a developmental stage company with minimal revenues. The Company has been engaged in lengthy development of its flat panel display technology since 1995 and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from inception through September 30, 1999 is $30,678,112. The Company will continue to incur operating losses through 2000. In order to become profitable, the Company must successfully complete development of its HGED flat panel display technology, develop new products, establish a volume production line, successfully market and sell its display products, expand its distribution capability and manage its operating expenses. There can be no assurance that the Company will meet and realize any of these objectives or ever achieve profitability.

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

FEDERAL, STATE AND LOCAL REGULATORY RULES AND REGULATIONS

Telegen's flat panel display subsidiary, Telegen Display Laboratories, Inc., is subject to handling and reporting requirements of the U. S. Environmental Protection Agency (the EPA), the California Occupational Safety and Health Administration (CalOSHA) and local environmental authorities regarding the handling and storage of certain chemical materials used in the development and manufacture of its flat panel displays. Although Telegen believes it is currently in compliance with all applicable rules, regulations and requirements, new regulations, rules and requirements are enacted continually, including local and state initiatives, and there can be no assurance that future rules, regulations, requirements or initiatives will not be enacted which could have a material adverse effect upon Telegen's results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 26, 2000, Display Research Laboratories, Inc. ("DRL"), W. Edward Naugler, Jr., and David Guo (collectively the "Plaintiffs") filed an action (the "Complaint") in San Mateo County Superior Court, California, (the "State Action") against the Company and Jessica L. Stevens, the Company's Chief Executive Officer. Plaintiffs seek a declaratory judgment from the Superior Court that Plaintiffs are not in violation of any patents or intellectual property rights owned by the Company relating to the HGED flat panel display technology. Plaintiffs also allege that the Company and Ms. Stevens abused the bankruptcy rules by seeking examination of Plaintiffs through the 2004 process. Mr. Naugler and Mr. Guo were formerly officers of the Company's subsidiary Telegen Display Laboratories, Inc.

In August 2000, the Company and Ms. Stevens removed the State Action to the United States Bankruptcy Court, Northern District of California (the "Bankruptcy Action"). On September 22, 2000, the Company filed counterclaims (the "Counterclaims") against Plaintiffs and a Third Party Complaint against a former attorney of the Company, alleging: correction of inventorship; declaratory judgment of inventorship; unjust enrichment; constructive trust; false description under 15 USC 1125 (a); breach of contract; misappropriation of trade secrets; breach of fiduciary duty; and declaratory judgment of patent ownership. On November 16, 2000, the Complaint, Counterclaims and Third Party Complaint were removed from the Bankruptcy Court to the Federal District Court for the Northern District of California (the "Federal Action"). The cause of action in Plaintiff's Complaint alleging abuse of process against the Company and Ms. Stevens was subsequently dismissed without prejudice. On December 4, 2000, the Company dismissed the Third Party Complaint, without prejudice, against the former attorney.

The Company believes that the Complaint is without merit and intends to defend the matter vigorously. The Company also believes it has a good faith basis to proceed forward in its Counterclaims against DRL and the above named individuals, seeking recovery of its misappropriated intellectual property, money damages or other relief available through the Federal Court. To the extent the Plaintiffs were to succeed in this matter, the Company's results of operation and financial condition would not be materially adversely affected.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 1999, the Company commenced an offering (the "1999 Offering") of up to 7,885,714 post reorganization shares of common stock of the Company (the "New Common Stock") at a price of $1.75 per share. On March 10, 2000 the Company completed the 1999 Offering upon the receipt of subscriptions for 4,000,000 shares of New Common Stock and gross proceeds of $7,000,000. The proceeds were released to the Company on July 7, 2000. Upon the effectiveness of the Company's Plan of Reorganization on June 30, 2000, the existing common stock of the Company was exchanged for the New Common Stock in a ratio of 16 existing shares of common stock for one share of New Common Stock.

The 1999 Offering was conducted by Pacific West Securities, Inc., of Renton, WA, as placement agent and WMS Financial Planners, Inc., of Seattle, WA, as Investment Banking Advisor, together the Selling Agents. The Selling Agents earned a cash commission of ten percent (10%) of the gross proceeds of the 1999 Offering, or $700,000, which was paid in shares of New Common Stock of the Company at a rate of one share for each $1.75 of compensation otherwise payable. In addition, the Selling Agents earned a stock commission of three percent (3%) of the shares sold under the 1999 Offering, or 120,000 shares of New Common Stock of the Company. The Selling Agents were also issued a warrant to purchase 400,000 shares of New Common Stock of the Company at a price of $1.75 per share, exercisable until March 2003.

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

ITEM 5.  OTHER INFORMATION

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

In addition, pursuant to an employment agreement with an employee, the Company issued 15,000 shares of common stock as a signing bonus valued at $26,250.

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

         10.40+ Form of the $1.75 Warrant to purchase 1,000,000 shares of Common Stock issued by the Company to Jessica L. Stevens dated June 30, 2000

         10.41+ Form of the $1.75 Warrant to purchase 1,000,000 shares of Common Stock issued by the Company to Bonnie Crystal dated June 30, 2000

         10.42+ Form of the $1.75 Warrant to purchase 125,000 shares of Common Stock issued by the Company to Richard Sellers dated July 1, 2000

         10.43+ Form of the $1.75 Warrant to purchase 125,000 shares of Common Stock issued by the Company to Mark Weber dated July 1, 2000

         10.44+ Regulation S Securities Purchase Agreement by and between the Company and certain foreign investors executed in April 2000

         10.45+ Employment Agreement by and between the Company and William M. Swayne II dated July 1, 2000

         10.46+ Employment Agreement by and between the Company and Jack King dated July 1, 2000

         10.47+ Employment Agreement by and between eTraxx Corporation and Dennis Wood dated April 1, 2000 and assigned to the Company on July 1, 2000

         10.48+ Assignment and Amendment of Employment Agreement by and between Dennis Wood, eTraxx Corporation and the Company dated July 1, 2000

         10.49+ Form of $60,000 Promissory Note from Jack King to the Company dated July 10, 2000

         10.50+ Form of $250,000 Promissory Note from WMS Financial Planners, Inc. to the Company dated July 13, 2000

         11.1++   Statement Re Computation of Per Share Earnings

         27.1     Financial Data Schedule



---------------------------------------

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

The Registrant filed no Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                TELEGEN CORPORATION
                                                (Registrant)


Dated: December 20, 2000                        By: /s/ JESSICA L. STEVENS
                                                   ----------------------------
                                                Jessica L. Stevens
                                                Chief Executive Officer