Form 10KSB
period 2000-12-31
TELEGEN CORP /CO/
filed 2001-04-17
CIK 906448

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-21864

TELEGEN CORPORATION
(Exact name of small business issuer as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	84-067214 (IRS Employer Identification No.)

1840 GATEWAY DRIVE, SUITE 200, SAN MATEO, CALIFORNIA 94404
(Address of principal executive offices)

(650) 261-9400
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK.

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    For the fiscal year ended December 31, 2000, the issuer's revenues were $0. As of February 15, 2001, the aggregate market value of issuer's voting stock held by non-affiliates was $17,000,209.

    Documents Incorporated by Reference: Yes

    Transitional Small Business Disclosure Format: Yes / /  No /x/

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 13(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court. Yes /x/  No / /

    This Report on Form 10-KSB contains information concerning the issuer relating to the fiscal year ended December 31, 2000, except where otherwise indicated.

Telegen Corporation
Annual Report on Form 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," "Item 3 Legal Proceedings" and "Item 6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Telegen Corporation ("the Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2000.

Business of Telegen

    Telegen Corporation ("Telegen" or the "Company") is a high technology company with products in development in the flat panel display, telecommunications and wireless datacasting markets. At present, Telegen is organized as a holding company with one inactive and three active subsidiaries. Telegen Display Corporation ("TDC"), a California corporation and wholly-owned subsidiary of the Company, is developing a low-cost flat panel display technology to compete with other types of flat panel displays. Telegen Communications Corporation ("TCC"), a California corporation and wholly-owned subsidiary of the Company, manufactures and markets a line of internet and intelligent telecommunications products which provide additional features to existing telephone equipment used by consumers and small businesses. Telegen Display Laboratories, Inc., ("TDL"), a California corporation and wholly-owned subsidiary of the Company, is currently inactive. On October 19, 2000, the Company acquired a controlling interest in Telisar Corporation ("Telisar"), a California corporation, which is developing a wireless datacasting system. Telegen's corporate offices are located at 1840 Gateway Drive, Suite 200, San Mateo, CA 94404, (650) 261-9400.

    Telegen was incorporated in California on August 30, 1996. This corporation was formed to acquire Telegen Communications Corporation, formerly known as Telegen Corporation, and Solar Energy Research Corporation, a publicly held shell corporation.

    On October 28, 1998, the Company commenced a reorganization case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division ("Bankruptcy Court"), designated as In re Telegen Corporation, case number 98-34876-DM-11. From January 1, 2000 through June 30, 2000, the Company managed its affairs as a "debtor-in-possession", subject to supervision of the Bankruptcy Court, including the requirements that the Company file certain reports and seek court approval for certain actions, primarily any actions outside the ordinary course of business. The Company filed a Plan of Reorganization on April 22, 2000 and the Bankruptcy Court confirmed the Plan of Reorganization on June 28, 2000.

    In the period ending December 31, 2000, certain significant developments occurred. On April 22, 2000, the Company filed a Plan of Reorganization with the Bankruptcy Court which was confirmed by the Bankruptcy Court on June 28, 2000. The Effective Date of the Plan of Reorganization was June 30,

2000. On March 7, 2000, the Company closed an offering (the "1999 Offering") of post reorganization shares of common stock of the Company (the "New Common Stock") at a price of $1.75 per share upon the receipt of subscriptions for 4,000,000 shares of New Common Stock and gross proceeds of $7,000,000. On June 30, 2000, William M. Swayne II, Jack King and Bernard Brown were appointed to the Board of Directors. On July 1, 2000, the Company hired William M. Swayne II as President and Chief Operating Officer. On July 1, 2000, the Company hired Jack King as Senior Vice President of Investor Relations. In a subsequent event, Mr. King resigned as an employee effective April 1, 2001, but remains a director. On December 27, 2000, the Company closed an offering (the "Reg S Offering") of post reorganization shares of common stock of the Company (the "New Common Stock") at a price of $3.25 per share upon the receipt of subscriptions for 1,230,770 shares of New Common Stock and gross proceeds of $4,000,000.

Telegen Display Corporation

    Telegen Corporation, through its wholly owned subsidiary, Telegen Display Corporation ("TDC"), is developing a proprietary flat panel display technology known as High Gain Emissive Display ("HGED"), which represents a departure from the current product offerings on the market today. The Company believes that this technology has visual characteristics and potentially relative ease of manufacturing and low costs that could enable Telegen to become a significant participant in the display business.

    Telegen expects its HGED flat panel display technology to compete favorably against other flat panel display technologies, presently including Active Matrix Liquid Crystal Display technology ("AMLCD"), Field Emission Display technology ("FED"), Plasma Display Panel technology ("PDP") and Organic Light Emitting Diode technology ("OLED"), in terms of resolution, brightness, color, viewing angle and manufacturability. More significantly, Telegen believes HGED displays may be manufacturable in large sizes at a lower cost than the other technologies and, since HGED display fabrication requires minimal semiconductor processing, the Company believes the cost of a manufacturing plant could be less than a comparable AMLCD.

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

    The HGED technology is an emissive display technology similar in aspects to the CRT and the Vacuum Fluorescent Display but which utilizes, among other technical details, an enhanced thermionic electron generating structure, a proprietary row control structure, proprietary phosphor technology and proprietary electronic driver systems to construct a simple, flat, low voltage CRT-like display. Whereas the traditional CRT uses very high voltages (>25,000 volts) and high magnetic fields to control a single, high powered electron beam located far from the faceplate, the HGED controls dozens of small, low powered close-in beams, creating a display less than 1.5" in thickness.

    Laboratory prototypes based upon aspects of the Telegen technology have been fabricated in sizes up to 14" diagonal with full color, full gray scale and which run a television standard (NTSC) signal from a videotape. Additionally, high brightness test cells have been constructed in the next step of development for the more advanced and potentially lower cost Level 5 technology.

    Telegen believes that its flat panel display technology has substantial value. Telegen's research and development facility is located in Silicon Valley and the Company plans to license the manufacturing of the display into a broad range of display markets in order to facilitate the quickest possible market acceptance.

    Telegen plans to establish a prototype assembly line in the first half of 2001, which could produce a limited number of displays per year, to be followed by a small production line (10,000 displays per year) in early 2002. Plans currently envision the construction of a full scale production plant (250,000 displays per year capacity) in late 2002/ early 2003 with the proceeds from future funding.

Display Patents and Manufacturing

    On November 7, 1998, the Company received its first U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent # 5,831,397 titled "Deflecting Apparatus for a Flat Panel Display Illuminated by Electrons." On September 7, 1999, the Company received its second U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent # 5,949,395 titled "Flat Panel Matrix-Type Emissive Display." On January 9, 2001, the Company received a U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent # 6,172,457, titled "Thermally Compatible Ceramic Collars for Flat Panel Displays." The Company currently has seventeen additional flat panel display patents pending and expects to file up to twenty new flat panel display patents over the next two years. The Company expects these and future patents to protect its proprietary technologies and techniques for building highly cost effective flat panel displays without the use of high-tech semiconductor facilities.

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

Flat Panel Market

    For close to the past 50 years, the Cathode Ray Tube ("CRT") has been the gold standard against which all displays are judged. Producing the brightest display with the highest contrast, fastest speed and highest resolution, the CRT accounts for over 90% of the worldwide market for displays. In 1997 alone, it is estimated that over 78 million 15" to 17" CRT-based computer monitors were sold, as well as over 120 million CRT-based television sets. By the year 2000, it is estimated that CRT-based computer monitor sales alone rose to over 100 million units sold.

    Despite its dominance of the display market, the CRT has its shortcomings, making it vulnerable to new technologies capable of providing equal performance at reasonable cost. Besides its weight, bulk and handling issues, the CRT requires dangerously high electrical voltages (>25,000 volts), generates magnetic and electrical fields and, most alarming, the CRT generates harmful X-rays.

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

    The total flat panel display market, as estimated by Stanford Resources, Inc, was $13.6B for 1998, grew to an estimated $19.0B in the year 2000 and is expected to grow to an estimated $31.0B by the year 2003, an annual growth rate of approximately 18%. Of this total, AMLCD was estimated to account for $10.0B in 1998 and is estimated to account for $14.3B in 2000 and $23.8B in 2003.

    Telegen believes that it is enviably situated to capture a significant portion of the expanding flat panel display market over the next five years. The three major competing technologies, AMLCD, FED and PDP, all suffer from serious drawbacks in critical areas.

    Since Telegen anticipates that its display may cost less than an equivalent AMLCD display, Telegen expects to have a significant competitive advantage in a number of flat panel display markets. AMLCD manufacturing costs have plateaued and increased display sizes have decreased yields as well as raised plant costs. Additionally, demand for AMLCDs outstripped supply for the first time at the end of 1998 and prices for certain sizes of AMLCD increased in 2000.

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

    A new technology known as Organic Light Emitting Diode ("OLED") is presently in development at a number of universities including Princeton University and USC as well as US-based companies,

including eMagin Corporation (formerly FED Corporation), Motorola, Universal Display Corporation, Eastman Kodak and DuPont. OLED production displays are not available in volume production at this time.

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

    From formation until April 1, 1998, when substantially all of its assets were sold to SynerCom, TCC developed, manufactured and marketed a line of intelligent telecommunications products, providing enhanced features to existing telephone equipment and services for consumers and small businesses. In March 2001, TCC restarted development and marketing of its ACS-2010 call routing device.

    In 1991, TCC introduced its initial telecommunications product, a telephone call restrictor known as "TeleBlocker", to provide consumers and small businesses with the ability to restrict outgoing telephone usage in order to control costs. Telegen sold this product under its own brand and in partnership with companies such as AT&T and Bell Atlantic. In 1995 and 1996, TCC developed a line of telephone dialers, known as the "Automated Carrier Selector" or "ACS" series of call routing devices, to give consumers the ability to automatically reroute outgoing calls to alternative long distance companies. Telegen's dialer products were sold primarily through long distance companies such as MCI and Sprint.

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

Telisar Corporation

    On October 19, 2000, the Company completed the acquisition of 16,725,000 shares or 66.7% of Telisar Corporation, a California corporation ("Telisar"), then known as eTraxx Corporation, in exchange for 5,575,000 shares of the Company. The acquisition of Telisar was accomplished on October 19, 2000 pursuant to an Agreement and Plan of Reorganization dated March 27, 2000 among the Company, Telisar, Jessica L. Stevens, Bonnie A. Crystal, Victoria Kolakowski, Dennis Wood, Steven Weiss, William Swayne and WMS Debt Management, LP. (Ms. Stevens, Ms. Crystal, Ms. Kolakowski, Mr. Wood, Mr. Weiss, Mr. Swayne and WMS Debt Management, LP are collectively referred to as the "Telisar shareholders.") Telisar now operates as a controlled subsidiary of the Company.

    Telisar is in the business of developing broadband wireless datacasting solutions for high speed delivery of digital content. Telisar intends to create a broadband wireless datacasting network for the delivery of a diverse array of entertainment, software and information content and services.

Telisar Technology

    Telisar believes that the technology represents a departure from the current proposed and developed systems for the delivery of digital products. The Telisar system is composed of two primary elements:

  •
  The Telisar Wireless Network

  •
  The Network Interface

    The heart of the Telisar system is a proprietary high speed, high bandwidth wireless datacasting network currently being developed by Telisar. This high speed wireless datacasting network is designed to transmit digital data over the existing electromagnetic spectrum currently being used by analog television signals. These techniques can also be utilized over the existing cable television and satellite networks. Through the use of proprietary techniques being developed at Telisar, large quantities of digital data and content (over 2 Mbits/second) could be transmitted along with the analog television signal without interfering with the television broadcast.

    Although Telisar believes that it has successfully demonstrated the basic proprietary techniques in its laboratories, the technology is not yet fully developed or tested. Preliminary results of these tests indicate that, if this technology is successfully developed and deployed, transmission rates could reach as high as 16 Mbits per second, although it is expected that initially the system will offer transmission rates at slower speeds, and no assurance can be provided that Telisar will achieve these higher transmission rates.

    The Network Interface is a specialized hardware system which will automatically receive the data from the Telisar Wireless Network and then provide this data to the appropriate interface device such as a computer, radio, or game system. Once received, these data files can be reconfigured for the third-party device to use when appropriate or stored in the Network Interface as an archive for future use (such as an MPG-3 music file). Telisar believes that the Network Interface can be produced as a stand-alone device, such as a set top box, as a computer interface card or as a module for inclusion in third-party systems, such as radios or CD players.

    Telisar is currently designing the Network Interface and expects to demonstrate limited field operation of the Telisar Wireless Network during the 4th quarter of 2001. Design and testing of the Network Interface has not yet been completed and final costing is not yet available. Although no arrangements have been completed regarding the manufacture of Telisar's Network Interface, the Company has an existing relationship with a high volume manufacturing company located in China which the Company intends to utilize for initial manufacturing.

Telisar Digital Radio System

    Telisar has begun development of a prototype Digital Radio System which could augment the existing AM and FM radio service in the United States with near-CD quality audio entertainment. As presently envisioned, Telisar would establish a single, high speed digital datacasting channel on one analog television channel in each of the top U. S. markets, with a goal of establishing at least a single datacasting channel in each of the top 30 U. S. markets covering up to 90% of the U. S. population. This single datacasting channel in each market could transmit up to 40 channels of near-CD quality stereo programming along with additional enhanced digital services such as continuous weather, traffic and emergency conditions. Additional datacasting channels could be added in markets where additional Digital Radio channels were needed. The Company has not yet contracted with any television broadcaster to transmit digital data for this proposed service.

Telisar Patents

    Telisar currently has five U. S. patent applications pending. On May 2, 2000, Telisar filed a U. S. patent application, entitled "Low Cost System Method Apparatus And Way Of Doing Business For The Conveyance And Electronic Labeling And Use Of Secure Multimedia And Data Products," which describes what Telisar believes to be unique methods for the high speed, secure delivery of digital data products and the methods for conducting business utilizing these methods. On May 25, 2000, Telisar filed a U. S. patent application, entitled "System Apparatus and Network for Portability and Wireless Transference of Secure Data Products," which describes what Telisar believes to be unique methods for transmission of data on a wireless network and operation of the network and business methods.

    On December 21, 2000, Telisar filed a U. S. patent application, entitled "System and Method for Portable Interactive Multiplayer Games," which describes what Telisar believes to be a unique method of providing portable wireless multi-player gaming and interactive entertainment apparatus using the Telisar Wireless Network. On January 4, 2001, Telisar filed two U. S. patent applications, "An Improved Data Delivery and Reception System," which describes what Telisar believes to be a unique method of providing a second video channel and digital radio embodiments of the Telisar system, and "Imbedded Modulation in an NTSC Signal", which describes what Telisar believes to be a unique method of data signal transmission within an existing television broadcast signal.

    Telisar believes that broad patent protection may be granted for its technology, including but not limited to the method for conducting e-commerce through its wireless network, the system and methods of transmitting wireless data and the Network Interface hardware platform. Telisar expects to file additional U. S. and foreign patent applications in the next 12 months.

Telegen Research and Development

    Telegen's research and development expenses for the years ending December 31, 2000 and 1999 were $1,565,795 and $55,928, respectively. Research and development expenses for the year 2000 increased from those of the year 1999 due to re-establishment of the Company's flat panel research efforts following completion of Telegen's reorganization in June 2000 and development efforts related to Telisar's datacasting system. Research and development expenses for the year 1999 were related to development activities of Telegen's HGED flat panel display technology and were substantially below those of the year 2000 due to the Company's reorganization and financial constraints. Continued development of the flat panel display technology will continue to represent significant capital expenditures in the Company's near term. Telegen estimates that expenditures for research and development related to flat panel display development and development of Telisar's datacasting system will increase to approximately $7,000,000 for the year 2001.

    Telegen's strong emphasis on new product and technology research and development will command management's primary attention for the foreseeable future. It will also comprise the primary use of Telegen's financial resources. The market for Telegen's products is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. Telegen's success will be dependent in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and enhanced products on a timely basis. In the past, Telegen has experienced substantial delays in developing its flat panel display technology and may experience similar delays in the future. If Telegen is unable, for technological or other reasons, to develop products in a timely manner in response to changes in the industry or if products or product enhancements that Telegen develops do not achieve market acceptance, Telegen's results of operations will be materially adversely affected.

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

    The Company and its subsidiaries routinely file for both United States and foreign patents on its technologies. Telegen believes, based upon the advice of patent counsel, that patent protection may be available to the Company on substantial portions of its technologies. On December 31, 1996, the Company was awarded a broad (60 claims) U. S. patent covering its Parallel and RPS communications technologies, U. S. Patent # 5,590,182 titled "System for Interception and Transmission of Communication Signals on Telephone and Data Lines." This patent was assigned to SynerCom on April 1, 1998 but was re-assigned back to Telegen in July 2000. On November 7, 1998, the Company received its first U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent # 5,831,397 titled "Deflecting Apparatus for a Flat Panel Display Illuminated by Electrons." On September 7, 1999, the Company received its second U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent # 5,949,395 titled "Flat Panel Matrix-Type Emissive Display." On January 9, 2001, the Company received a U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent # 6,172,457, titled "Thermally Compatible Ceramic Collars for Flat Panel Displays." The Company currently has seventeen additional flat panel display patent applications pending and expects to file up to twenty new flat panel display patent applications over the next two years. Telisar currently has five U. S. patent applications pending and expects to file additional patent applications over the next two years. As of December 31, 2000, the Company has not been issued any foreign patents. The Company also believes it retains copyright protection for the software used in its products as well as for its integrated circuit designs.

    It is the policy of Telegen to aggressively protect, through all appropriate means, all of its legal rights to its technologies. There are currently no claims pending or asserted against any of the Company's technologies or intellectual property. The Company relies on a combination of patents, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect its rights pertaining to its products and technologies. Such protection, however, may not preclude competitors from developing products similar to the Company's products. In addition, the laws of certain foreign countries do not protect Telegen's intellectual property rights to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful. See "Item 6. Management's Discussion and Analysis—Risk Factors—Intellectual Property."

HGED Flat Panel Display Licensing

    The Company has established a corporate policy to actively explore licensing opportunities for all of its products and technologies. The Company has a number of proprietary technologies for which it has secured either patent or trade secret protection and which the Company believes are licensable. Telegen believes that its HGED flat panel display technology has substantial value and could be the basis of both strategic relationships as well as licensing opportunities. The Company believes that, if it can license the HGED technology on favorable terms to a wide range of companies located in all major markets, both domestic and foreign, it can achieve earlier market acceptance of the technology.

Regulatory Matters

    Telegen's subsidiary, Telegen Communications Corporation, develops and manufactures products that are required to comply with the Federal Communications Commission ("FCC") Rules, Part 68, as amended. Before such products can be sold, they must be tested for compliance by an accredited independent testing laboratory and the test results submitted to the FCC. The manufacturer then receives an FCC Registration Number, which must be displayed on each product. To the Company's knowledge, TCC products comply with all FCC requirements for its telecommunications products.

    Telegen's flat panel display subsidiary, Telegen Display Corporation, is subject to handling and reporting requirements of the U. S. Environmental Protection Agency (the EPA), the California Occupational Safety and Health Administration (CalOSHA) and local environmental authorities regarding the handling and storage of certain chemical materials used in the development and manufacture of its flat panel displays. The Company believes it is in full compliance with all rules, regulations and requirements promulgated by these authorities and maintains and aggressive internal safety and compliance program. See "Item 6. Management's Discussion and Analysis—Risk Factors—Federal, State and Local Regulatory Rules and Regulations."

Telegen Employees

    As of April 1, 2001, the Company employs 20 persons on a full-time basis, including four executive officers, a general support staff, scientists and engineers and expects to hire an additional six senior Russian scientists in early May 2001. Telegen also employs consultants and independent contractors, some of whom the Company intends to hire as full time employees in the future. Telegen believes that its employee relations are good. The Company's future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and Telegen's ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Competition for such personnel is intense. See "Item 6. Management's Discussion and Analysis—Risk Factors—Telegen's Dependence Upon Key Personnel."

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

ITEM 2. DESCRIPTION OF PROPERTY

    Telegen maintains its corporate offices at 1840 Gateway Drive, Suite 200, San Mateo, California 94404. Also located at this address are the corporate offices of Telegen's subsidiaries, Telegen Communications Corporation, Telegen Display Corporation and Telisar Corporation.

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

    In December, 1999, the Company entered into a sublease, commencing January 10, 2000, of approximately 2,000 square feet of R&D facilities at 1167A Chess Drive, Foster City, California, at a net cost of approximately $3,300 a month, including Telegen's respective share of the building's operating expenses. In April and September 2000, the Company entered into two 2-year leases totalling of approximately 5,200 square feet of R&D facilities at 1191 Chess Drive, Suites D, E and F, Foster City, California, at a cost of approximately $9,200 a month, including Telegen's respective share of the building's operating expenses. In July 2000, the Company entered into a 2 year lease of approximately 960 square feet of R&D facilities at 1191Chess Drive, Suite 200, Foster City, California, at a net cost of approximately $3,500 a month, including Telegen's respective share of the building's operating expenses. The Company plans to lease additional larger facilities to consolidate operations as soon as practicable. Telegen believes there is adequate space available in its immediate area for these new facilities, but there can be no assurance that additional space can be located on favorable terms or that the Company will not incur significant expenses to relocate to new facilities. The Company also periodically leases living quarters for visiting personnel and consultants.

ITEM 3. LEGAL PROCEEDINGS

    Bankruptcy.  On October 28, 1998, the Company commenced a reorganization case ("Chapter 11 Case") under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division ("Bankruptcy Court"), designated as In re Telegen Corporation, case number 98-34876-DM-11. During the first half of 2000, the Company managed its affairs as a "debtor-in-possession", subject to supervision of the Bankruptcy Court, including the requirements that the Company file certain reports and seek court approval for certain actions, primarily any actions outside the ordinary course of business. The Company filed a Plan of Reorganization on April 21, 2000 and the Bankruptcy Court confirmed the Plan of Reorganization on June 28, 2000.

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

    DRL Suit.  On July 26, 2000, Display Research Laboratories, Inc.("DRL"), W. Edward Naugler, Jr., and David Guo, (the "Plaintiffs") filed an action (the "Complaint") in the United States Bankruptcy Court for the Northern District of California, San Francisco Division (the "Court"), against the Company and Jessica L. Stevens, the Company's Chief Executive Officer. Plaintiffs seek a declaratory judgment from the Court that they are not in violation of any patents or intellectual property rights owned by the Company relating to the HGED flat panel display technology. The Plaintiffs also allege that the Company and Ms. Stevens abused the bankruptcy rules by seeking examination of the Plaintiffs under the bankruptcy rules. Mr. Naugler and Mr. Guo were formerly officers of the Company's flat panel subsidiary, Telegen Display Laboratories, Inc. ("TDL").

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

    Miscellaneous Suits.  Throughout 1998, numerous actions were filed against the Company seeking payment for debts. The Chapter 11 filing on October 28, 1998 stayed all of these actions and they were resolved upon confirmation of the Company's Plan of Reorganization on June 28, 2000.

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

    The Company solicited its shareholders and creditors to adopt the following proposal:

    Proposal One: To approve the Plan of Reorganization (As Amended) of Telegen Corporation.

    The result of the vote to approve the Plan of Reorganization (As Amended) of Telegen Corporation was as follows:

Classes A-1 through C (Creditors):

Class	Creditors For	Creditors Against	Creditors Abstain:
A-1	1	0	0
A-2	1	0	0
A-3	1	0	0
A-6	1	0	0
B	15	0	0
C	58	0	0

    Claims:

Class	Claims For	Claims Against	Claims Abstain:
A-1	$26,438.08	$0	$0
A-2	17,066.69	0	0
A-3	38,929.09	0	0
A-6	9,065.00	0	0
B	163,168.00	0	0
C	2,588,718.82	0	0

Class D-1 (Common Stock):

Common For	Common Against	Common Abstain
6,730,755	188,780	0

Class D-2 (Preferred Stock):

Preferred For	Preferred Against	Preferred Abstain
84,190	0	0

    The Plan was confirmed by the Bankruptcy Court by order on June 28, 2000 with an Effective Date of June 30, 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As of December 31, 2000, the common stock of the Company traded on the Pink Sheets. The Pink Sheets is not an automated quotation system and is characterized by low volume of trading. There is no assurance that the Pink Sheets can or will provide sufficient liquidity for the purchase and sale of the Company's common stock. The Company intends to return to the Nasdaq SmallCap market as soon as it meets the listing and maintenance requirements. On February 22, 1998, Nasdaq raised such listing and maintenance requirements. There can be no assurance that the Company will be successful in relisting its stock on the Nasdaq SmallCap Market, in the near future, if at all, or that, if such efforts are successful, a broad trading market will develop in the Company's stock.

    From January 1, 2000 through April 18, 2000, the Company's common stock was traded on the over-the-counter Electronic Bulletin Board (the "EBB"). On April 19, 2000, the Company's common stock was delisted from the EBB and listed on the Pink Sheets. The common stock was trading on the Nasdaq SmallCap Market until January 22, 1998.

    The following table sets forth the quarterly high and low bid prices of the Company's common stock from January 4, 1999 through December 31, 2000. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share data in the following table has been retroactively restated to reflect this reverse stock split. Such prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Bid Prices
Quarter Ended	High	Low
March 31, 1999	$4.80	$0.32
June 30, 1999	$3.04	$0.80
September 30, 1999	$1.60	$0.96
December 31, 1999	$3.68	$0.48
March 31, 2000	$56.00	$3.20
June 30, 2000	$24.99	$8.00
September 30, 2000	$20.00	$4.13
December 31, 2000	$8.00	$1.05

    As of December 31, 2000, there were 13,089,100 post-effective shares issued and outstanding and approximately 1,000 holders of record of the Company's common stock. The Company believes that a significant number of beneficial owners of its common stock hold shares in street name. No dividends have ever been paid to Telegen's common stock shareholders and Telegen does not anticipate paying dividends in the future.

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

    The 1999 Offering was conducted by Pacific West Securities, Inc., of Renton, WA, as placement agent and WMS Financial Planners, Inc., of Seattle, WA, as Investment Banking Advisor, together the Selling Agents. The Selling Agents earned a cash commission of ten percent (10%) of the gross proceeds of the 1999 Offering, or $700,000, which was subsequently paid in shares of New Common Stock of the Company at a rate of one share for each $1.75 of compensation otherwise payable. In addition, the Selling Agents earned a stock commission of three percent (3%) of the shares sold under the 1999 Offering, or 120,000 shares of New Common Stock of the Company. The Selling Agents were also issued a warrant to purchase 400,000 shares of New Common Stock of the Company at a price of $1.75 per share, exercisable until June 2003. The 1999 Offering was not registered under the Securities Act of 1933, as amended, and was conducted in reliance upon the exemption from registration afforded by Rule 506 of Regulation D under such Act. All of the purchasers in the 1999 Offering were either accredited investors as defined in Regulation D or, with respect to no more than 35 of such investors, were sophisticated investors who were otherwise qualified to participate in such offering. Appropriate legends were placed upon the certificates representing the shares of New Common Stock offered and sold and appropriate instructions were given to the Company's transfer agent to restrict the resale of such shares.

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

    On December 3, 1999, the Company issued promissory notes (the "Bridge Notes") to a group of ten investors (the "Bridge Lenders") in the aggregate principal amount of $500,000 bearing interest at the rate of 15% per annum and due and payable one year from the date of issuance. In April 1999, the Company granted to Mr. Brown the option to convert the First Note to shares of New Common Stock of the Company at the rate of one share of New Common Stock for each $0.496 of indebtedness. In December 1999, the Company granted to the Bridge Lenders the option to convert the Bridge Notes into shares of New Common Stock at a rate of one share of New Common Stock for each $1.40 of indebtedness. The First Note and the Bridge Notes were issued pursuant to §364(b) of the Bankruptcy Code and were considered unsecured administrative expenses of the Company within the meaning of §1145(a)(1)(A) of the Bankruptcy Code. As of December 31, 2000, the First Note and the Bridge Notes, including all accrued interest owed thereon for both notes, were converted into New Common Stock totaling 232,216 and 402,526 shares, respectively.

    On December 22, 2000, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") to register for resale shares issued or sold by Telegen in the 1999 Offering, the Regulation S Offering and the $10 Offering, the acquisition of 66.7% of the outstanding shares of eTraxx Corporation and certain other shares and shares underlying certain warrants and options issued by the Company. On January 9, 2001, the Company filed an Amended Registration Statement and on April 10, 2001, the Company filed a Form RW under Rule 477 of the Securities Act of 1933 withdrawing the Registration Statement. The Company elected to withdraw the Registration Statement in light of discussions with the SEC as to its eligibility for the use of such a Registration Statement at the time. See "Liquidity and Capital Resources" section included in Item 6 below, Item 12 and footnotes 7, 9 and 11 to the Financial Statements.

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

    Telegen, through its subsidiary and predecessor corporation, Telegen Communications Corporation ("TCC"), was organized and commenced operations in May 1990. From inception until 1993, Telegen was principally engaged in the development and testing of its telecommunications products. Telegen's first product sales and revenues were realized in 1991. Revenues from 1991 through 1995 were derived primarily from sales of Telegen's telecommunications products. In 1996, revenues were derived primarily from the operations of Morning Star Multimedia, Inc. ("MSM"), a subsidiary of the Company. In 1997, revenues were derived from the operations of MSM and TCC, a subsidiary of the Company. In 1998, revenues were derived from the operations of TCC. Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of December 31, 2000, Telegen has an accumulated deficit of $35,164,625. As of December 31, 2000, Telegen had working capital of $4,818,965. Telegen expects to continue to incur substantial operating losses through 2001. In order to become profitable, Telegen must successfully develop commercial products, manage its operating expenses, establish manufacturing capabilities, create sales for its products and create a distribution capability.

    Telegen has made significant expenditures for research and development of its products. In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.

Results of Operations

    Revenues.  Revenues for the year ending December 31, 2000 were $0 compared to $0 for the year ending December 31,1999.

    Cost of Goods Sold.  Cost of goods sold and contract services were $0 for the year ended December 31, 2000 and $0 for the year ended December 31, 1999.

    Research and Development.  Research and development expenses were $1,565,795 for the year ended December 31, 2000 and $55,928 for the year ended December 31, 1999. Increased research and development expenses for 2000 resulted from restarting of development activities related to the Company's HGED flat panel display and Telisar's development efforts related to its datacasting technology. Decreased research and development expenses for 1999 were related to the Company's HGED flat panel display and resulted from reduced staffing and a cessation of activities due to Telegen's reorganization; all of the 1999 research and development expenses were attributable to Telegen.

    Sales and Marketing.  Sales and marketing expenses for the year ended December 31, 2000 were $0, compared with $45,000 for the year ended December 31, 1999. Decreased sale and marketing expenses for 2000 resulted from cessation of selling activities. All of the sales and marketing expenses for 1999 were attributable to Telegen.

    General and Administrative.  General and Administrative expenses for 2000 were $6,445,775 as compared with $1,080,171 for 1999. Of the 2000 general and administrative expenses, $5,893,503 was attributable to Telegen and $552,272 was attributable to Telisar. Of the 1999 general and administrative expenses, $73,007 was attributable to TDL and $1,007,164 was attributable to Telegen. Increases in 2000 were related to increased staffing and corporate activities, including reorganization expenses. Decreases in 1999 were related to reduced staffing and corporate activities due to Telegen's reorganization. The primary components of general and administrative expenses for 2000 were employee salaries, legal expenses relating to Telegen's reorganization and accounting and legal expenses related to SEC compliance. The primary components of general and administrative expenses for 1999 were employee salaries and legal expenses relating to Telegen's reorganization.

    Interest Income and Expense.  Net interest income for 2000 was $418,312 as compared with net income/expense for 1999 of $0. 2000 interest income and expense was attributable to Telegen. Increases in interest income for 2000 resulted from interest earned on offering proceeds and corporate funds held in interest bearing accounts.

Liquidity and Capital Resources

    Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. From the inception of the Company through December 31, 2000, Telegen and its subsidiaries have raised a total of $34,801,897 in net capital through the sale of Telegen common stock, preferred stock and subsidiary common stock. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share and per share data in this section have been retroactively restated to reflect this reverse stock split.

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

    In December 1999, the Company issued promissory notes (the "Bridge Notes") to a group of ten investors (the "Bridge Lenders") in the aggregate principal amount of $500,000 bearing interest at the rate of 15% per annum and due and payable one year from the date of issuance. In December 1999, the Company granted to the Bridge Lenders the option to convert the Bridge Notes into shares of post reorganization common stock at a rate of one share of post reorganization common stock for each $1.40 of indebtedness. As of December 31, 2000, the First Note and the Bridge Notes, including all accrued interest owed thereon for both notes, were converted into New Common Stock totaling 232,216 and 402,526 shares, respectively.

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

    On March 27, 2000, the Company entered into an agreement with the Selling Agents to conduct up to three additional offerings of New Common Stock. The first offering was for up to 1,000,000 shares of New Common Stock at $10 per share for total gross proceeds of up to $10,000,000 ("$10 Offering"). The second offering and third offerings were never conducted. The first offering was conducted pursuant to Rule 506 of Regulation D under the Act. As of June 30, 2000, the Company had been informed by the Selling Agents that subscriptions had been received for approximately $7,200,000 in the $10 Offering. The proceeds were to be held in escrow until a registration statement covering all the shares in the $10 Offering had been declared effective by the Securities and Exchange Commission ("SEC") within 180 days after confirmation of the Company's Plan of Reorganization. On December 18, 2000, the terms of the $10 Offering were changed to reduce the share price to $5.00 per share and to extend to April 30, 2001 that date by which a registration statement covering all the shares in the $10 Offering had been declared effective by the SEC. In a subsequent event, the Company determined that it would be unable to meet the April 30, 2001 deadline for effectiveness of its registration statement and has instructed the Selling Agents to return all proceeds to the investors.

    On March 29, 2000, the Company completed an offering of 500,000 shares of New Common Stock to a group of foreign investors (the "Regulation S Offering") at a price of $8 per share for gross proceeds of $4,000,000. The funds were held in escrow pending the Company's filing of a registration statement with the SEC to permit the foreign investors to sell their shares in the public market and receipt of effectiveness of that statement from the SEC within 180 days after confirmation of the Company's Plan of Reorganization. On December 14, 2000, the terms of the Regulation S Offering were changed to reduce the share price to $3.25 per share and close the Regulation S Offering upon the filing of a registration statement with the SEC to permit the foreign investors to sell their shares in the public market. On December 27, 2000, the Regulation S Offering closed with gross proceeds of $4 million released to the Company.

    Upon the effectiveness of the Company's Plan of Reorganization on June 30, 2000, the existing common stock of the Company was exchanged for post reorganization common stock in a ratio of 16 existing shares of common shares for 1 share of post reorganization common stock. This is commonly referred to as a 1:16 reverse split. The First Note and the Bridge Notes were issued pursuant to §364(b) of the Bankruptcy Code and were considered unsecured administrative expenses of the Company within the meaning of §1145(a)(1)(A) of the Bankruptcy Code.

    Pursuant to Telegen's Plan of Reorganization which was confirmed on June 28, 2000, Telegen issued 308,590 shares of common stock and committed to issue 491,659 shares of common stock during 2000 in lieu of cash as payment for certain unsecured creditor and administrative claims in its reorganization, amounting to $1,317,871. Due to the unavailability of cash resources for operations, Telegen issued 0 shares of common stock during 1999 in lieu of cash as payment for certain operating expenses, legal fees and employee services, amounting to $0.

    Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although Telegen believes it will obtain additional funding in 2001, there can be no assurance that Telegen will be able to obtain such funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all, to meet its capital demands for operations. Telegen believes it will also require substantial capital to complete development of a finished prototype of the flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, the results of operations from the flat panel technology will be materially adversely affected.

    Telegen does not have a final estimate of costs nor the funds available to build a full-scale production plant for the flat panel display and will not be able to build this plant without securing significant additional capital. Telegen plans to secure these funds either (1) from a large joint venture partner who would then be a co-owner of the plant or (2) through a future public or private offering of stock. Even if such funding can be obtained, which cannot be assured, it is currently estimated that a full scale production plant could not be completed and producing significant numbers of flat panel displays before early 2003. Telegen is also currently contemplating entering into license agreements with large enterprises to manufacture the displays. The manufacturers would also have the attributes of established manufacturing expertise, distribution channels to assure a ready market for the displays and established reputations, enhancing market acceptance. Further, Telegen might obtain front-end license fees and ongoing royalties for income. However, Telegen does not currently expect to have any such manufacturing license agreements in place before 2002, or any significant production of displays thereunder before early 2003. Telegen is currently planning to establish a limited production/prototype line in early 2002, which will have the capacity to manufacture a limited number of marketable displays to produce moderate revenues. The cost of that production line is estimated to be about $10 million.

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

    Telegen anticipates incurring substantial costs for research and development, sales and marketing activities. Management believes that development of commercial products, an active marketing program and a significant field sales force are essential for Telegen's long-term success. Telegen estimates that its total expenditures for research and development and related equipment and overhead costs will aggregate over $7,000,000 during 2001. Telegen estimates that its total expenditures for sales and marketing will aggregate over $1,000,000 during 2001.

RISK FACTORS

    In addition to the other information in this Report on Form 10-KSB, the following risk factors should be considered carefully in evaluating the Company and its business:

Development Stage Company with No Revenues

    Telegen is a developmental stage company with minimal revenues. The Company has been engaged in lengthy development of its flat panel display technology since 1995 and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from inception through December 31, 2000 is $35,164,625. The Company will continue to incur operating losses through 2001. In order to become profitable, the Company must successfully complete development of its HGED flat panel display technology, develop new products, establish a volume production line, successfully market and sell its display products, expand its distribution capability and manage its operating expenses. There can be no assurance that the Company will meet and realize any of these objectives or ever achieve profitability.

Telegen's Future Capital Needs

    Telegen's future capital requirements will depend upon many factors, including the final costs of Telegen's reorganization, the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although Telegen believes it will obtain significant funding through 2001, there can be no assurance that Telegen will be able to obtain adequate funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all, to meet its capital demands through 2001/2002. If adequate funds are not available for operations, as required, Telegen's results of operations will be materially adversely affected. Telegen believes it will also require substantial capital to complete development of a finished prototype of its flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, Telegen's results of operations from the flat panel display technology will be materially adversely affected.

Going Concern

    Singer Lewak Greenbaum & Goldstein LLP, in their independent auditors' report, has expressed "substantial doubt" as to Telegen's ability to continue as a going concern based on significant operating losses that Telegen's has incurred since inception. Telegen's consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 3 of the notes to the consolidated financial statement.

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

Flat Panel Competition; Flat Panel Patents

    Major Japanese companies such as Sharp Electronics, Toshiba and Sony dominate the market for flat panel displays. Telegen expects this competition to continually increase. There are also a number of well funded U. S. companies, such as Candescent Technologies, Motorola, eMagin, PixTech and IBM, which are developing products to compete with Telegen's HGED flat panel display. There can be no assurance that Telegen will be able to compete effectively against these or any of its competitors, most of whom have substantially greater financial resources than the Company. Flat panel displays utilizing AMLCD technology have been in production for over 10 years and have proven market acceptance. New technologies, such as FED, OLED and Color Plasma, are in development by a number of potential competitors, most of whom have greater financial resources than the Company. Telegen does not own or lease a manufacturing facility for, and has not begun the process of, volume manufacturing of flat panel displays. There can be no assurance that the Telegen's HGED technology can compete successfully on a cost, display quality or market acceptance basis with these other technologies. Further, although Telegen has received three U. S. patents, there can be no assurance that Telegen's efforts to obtain additional patent protection for its HGED technology will be successful or, if additional patent protection is obtained, that any or all of Telegen's patent(s) will provide adequate protection. Furthermore, there can be no assurance that Telegen's patents will not be successfully challenged in future administrative or judicial proceedings.

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

International Instability

    Telegen currently has a joint venture with the Volga-Svet Research Institute, located in Saratov, Russia, and contracts the Institute for specialized prototype construction and research and development activities. The Company's current development plan depends upon political stability in Russia for the period of time that the Institute provides prototype construction and development activities. Political instability in Russia which interferes with either the prototype construction or development efforts could have a material adverse effect upon Telegen's results of operations from the flat panel technology.

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

Federal, State and Local Regulatory Rules and Regulations

    Telegen's flat panel display subsidiary, Telegen Display Corporation, is subject to handling and reporting requirements of the U. S. Environmental Protection Agency (the EPA), the California Occupational Safety and Health Administration (CalOSHA) and local environmental authorities regarding the handling and storage of certain chemical materials used in the development and manufacture of its flat panel displays. Although Telegen believes it is currently in compliance with all applicable rules, regulations and requirements, new regulations, rules and requirements are enacted continually, including local and state initiatives, and there can be no assurance that future rules, regulations, requirements or initiatives will not be enacted which could have a material adverse effect upon Telegen's results of operations.

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

Telegen's Common Stock may be Subject to the Penny Stock Rules.

    Since the Company's common stock is not listed on certain national securities exchanges or the Nasdaq Stock Market, Inc. and the price at which the Company expects the common stock to be quoted for the foreseeable future to be below $5.00, it is likely that resales of the Company's common stock will be subject to the requirements of the penny stock rules. The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transaction in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national securities exchanges or quoted on the Nasdaq Stock Market). The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is suitable investment for the purchaser and to receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the market. As the Company's common stock will likely be subject to the penny stock rules, investors may find it more difficult to sell the Company's common stock.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Profiles of Directors and Executive Officers

Names	Age	Position	Date Commenced	Date Terminated**
Jessica L. Stevens*	49	Chair of the Board/Chief Executive Officer/Director	1990	N/A**
Bonnie A. Crystal*	47	Executive Vice President/Chief Technical Officer/Director	1990	N/A**
William M. Swayne II*	55	President/Chief Operating Officer/Director	7/1/00	—
Dennis Wood*	51	Chief Administrative Officer	7/1/00	—
Stalimir Popovich*	50	Senior Vice President/Telegen Displays	5/9/00	—
Victoria Kolakowski*	39	Vice President/Chief Patent Counsel	7/1/00	—
Steven Weiss*	47	Vice President/Research & Development	7/1/00	—
Bruce Lurie*	50	Vice President/Business Development	9/15/00	—
Jack King*	56	Director	7/1/00	4/1/01***
Bernard Brown*	65	Director	7/1/00	—

*
c/o Telegen Corporation
1840 Gateway Drive, Suite 200
San Mateo, California 94404

**
Jessica L. Stevens and Bonnie Crystal were terminated as officers and employees on October 31, 1997 but remained directors. They were reappointed to their prior officer and employee positions on October 11, 1998.

***
Jack King resigned as an officer and employee effective April 1, 2001, but remains a Director.

    Jessica L. Stevens has been an inventor and engineer since 1972. In May 1990, she co-founded Telegen Communications Corporation, then known as Telegen Corporation and the predecessor corporation to the Company, with Bonnie A. Crystal and served as President, Chief Executive Officer and Chair of the Board until October 1996, when she was appointed to the same offices with the Company following its merger with Solar Energy Research Corporation. In August 1997, she stepped down as Chair of the Board and CEO and was appointed Chief Technology Officer, a position she held until October 31, 1997, when she left the employment of the Company but remained a director. In October 1998, she returned to the Company and was reappointed President, Chief Executive Officer and Chair of the Board. She is also the Chair of the Board, President and Chief Executive Officer of the Company's subsidiaries, Telegen Communications Corporations, Telegen Display Corporation and Telisar Corporation. From 1988 to 1989, Ms. Stevens was Chair of the Board of Directors and Vice

President of Engineering/Manufacturing at Absolute Entertainment, Inc. and Imagineering, Inc., both of New Jersey. From 1982 to 1988, Ms. Stevens was Chief Executive Officer, President, Chief Technology Officer, and a director of Woodside Design Associates, Inc., Redwood City, California, a high technology think tank. Ms. Stevens has worked as a consultant to numerous high technology companies including Apple Computer, Inc., Activision, Inc., AT&T, GEC Marconi, McDonnell Douglas and Parker Brothers. She is an active member of the Society for Informational Displays (SID).

    Bonnie A. Crystal has been a telecommunications, display and wireless engineer, consultant and inventor since 1972. In May 1990, she co-founded Telegen Communications Corporation, then known as Telegen Corporation and the predecessor corporation to the Company, with Jessica L. Stevens and served as Executive Vice President, Secretary and a director until October 1996, when she was appointed to the same offices with the Company following its merger with Solar Energy Research Corporation. On October 31, 1997, she left the employment of the Company but remained a director. In October 1998, she returned to the Company and was reappointed Executive Vice President and Secretary in addition to the position of Chief Technology Officer. She is also the Executive Vice President, Chief Technology Officer and a director of the Company's subsidiaries, Telegen Communications Corporations, Telegen Display Corporation and Telisar Corporation. From 1989 to 1991, she was Senior Staff Engineer for R&D for Toshiba America MRI, Inc. From 1984 to 1989, she was a Senior Engineer at Astec, USA, Ltd., specializing in Personal Communications Systems, Cellular, and Satellite Earth Stations. She is the inventor of the Video Noise Reduction (VNR) standard for satellite receivers. She was a founder of International MedCom, Inc. and SE International, Inc.

    William M. Swayne II is the former Chief Executive Officer, President and founder of WMS Financial Planners, Inc., a Pacific Northwest area financial planning and investment banking firm. Mr. Swayne is a registered representative of Pacific West Securities, Inc., a member NASD and SIPC, and an Investment Advisor Representative of Pacific West Financial Consultants. For the past 28 years, Mr. Swayne managed and consulted with and raised funds for a variety of large and small businesses. He has served on numerous boards and functioned as a business management consultant for firms ranging from healthcare to manufacturing and technology development. Mr. Swayne has a Bachelor of Science from the University of Washington and an Master of Business Administration from City University in Seattle. His professional designations include Certified Financial Planner, Chartered Financial Consultant and Chartered Life Underwriter.

    Dennis Wood is a founder of Telisar Corporation, and serves as its Chief Administrative Officer. He has been a senior executive in the entertainment and high technology business since 1979. From 1996 through January 2000, he served as President of Human Entertainment, Inc. of Los Altos, California, a US-based subsidiary of the Japanese entertainment software company Human Corporation, where he also served on the Board of Directors. From 1985 through 1996, he served as Chief Administrative Officer, Senior Vice President and General Counsel at Time-Warner Interactive/Atari Games Corporation of Milpitas, California. From 1982 through 1985, Mr. Wood served as Vice President and General Counsel for Namco-America, Inc, the US subsidiary of the Japanese software company Namco Ltd. From 1979 through 1981, Mr. Wood was a Senior Attorney at Hewlett Packard Company in Palo Alto. Mr. Wood is a licensed attorney. Mr. Wood received his Juris Doctor degree from the University of Montana in 1974 and holds a Bachelor of Science in Economics from UCLA.

    Stalimir Popovich started with Telegen Display Laboratories, Inc., the predecessor to Telegen Display Corporation, as Manufacturing Director in 1996. He left Telegen in 1998, and rejoined the Company as Vice President/Manufacturing and Mechanical Engineering Group Manager in May 2000. In March 2001, he was appointed Senior Vice President in charge of Telegen Displays. Prior to his original employment with Telegen, from 1988 through 1996, Mr. Popovich was Manufacturing Manager for Printronix, Inc. of Irvine, CA, supervising manufacturing development, tooling, process engineering and assembly of high volume printers. Mr. Popovich also coordinated manufacturing and tooling programs for facilities in Holland, Singapore and California. Prior to Printronix, Mr. Popovich held positions as a Senior Engineer at ITT Cannon, an Research and Development Project Engineer at Bell Helmets, Inc., and a Manufacturing Engineer at Smith Tool, Inc. Mr. Popovich holds a Bachelor of Science in Mechanical Engineering from the Industrial College of Mechanical Engineering, Prague, a Master of Science in Economics from the Czech National University at Prague and has done Postgraduate Studies in Industrial Technology at California State University at Long Beach. Mr. Popovich is a Senior Member of ASQC and SME and speaks fluent Czech, Russian and Serbo- Croatian.

    Victoria Kolakowski is a founder of Telisar Corporation, and serves as its Vice President/Legal as well as Vice President/Chief Patent Counsel of Telegen. She had also been outside patent counsel for Telegen since 1997 and is the attorney of record for Telegen's patent portfolio. She previously served as in-house patent attorney for Ampex Corporation of Redwood City, California, handling patent prosecution and licensing. Prior to employment by Ampex, she was an associate attorney specializing in patent and intellectual property protection, including domestic and foreign patent prosecution and intellectual property litigation, with the law firm of McCubbrey, Bartels, Meyers & Ward of San Francisco, California. She holds a Master of Science in Electrical Engineering from the University of New Orleans, a Juris Doctor and Master of Public Administration from Louisiana State University, a Master of Science in Bio-Medical Engineering from Tulane University and a Bachelor of Arts in Natural Sciences from the New College of the University of South Florida. She is admitted to practice before the U. S. Patent and Trademark Office and the Louisiana and California bars.

    Steven Weiss is a founder of Telisar Corporation, and serves as its Vice President of Research and Development as well as Vice President of Research and Development of Telegen. He has been a consultant and inventor in the high technology business since 1979. From 1997 through March 2000, he served as President/CEO of Broadband Engineering, Inc., of Ben Lomond, California, a high technology consulting firm serving companies in Silicon Valley. From 1991 through 1997, Mr. Weiss served as a Senior Staff Engineer at Digital Communications Associates and Microdyne Corporation of San Jose, California. From 1989 through 1991, Mr. Weiss consulted for high technology companies through Broadband Design, a consulting company where he served as President. From 1984 through 1989, he served as Project Engineer at Astec USA (HK) Ltd. of Santa Clara, California. From 1979 through 1984, Mr. Weiss was Chief Engineer at SE International, Inc. of Summertown, Tennessee. Additionally, from 1991 through 1995, Mr. Weiss served on the IEEE 802.5 Token Ring Standards Committee and is one of the authors of the internationally recognized 802.5 Token Ring Network Standard. Mr. Weiss has received or contributed to five US Patents.

    Bruce Lurie serves as Vice President of Business Development of Telegen, and was most recently a Regional Sales Manager at Intel Corporation for its Internet Service Provider Division, and worked with major companies such as Verio, Real Networks, and Exodus Communications. With over 20 years experience in sales and marketing with major data communications and internet companies 3Com, SynOptics, Legent, and Ascend Communications, Mr. Lurie is a veteran of the development of influential market-makers. Mr. Lurie holds a Bachelor of Arts in Economics from UC Santa Cruz, and a Master in Business Administration in Finance and Marketing from UC Berkeley.

    Jack King is currently Vice President of Marketing for Warren Resources, Inc., an oil and gas exploration and production company headquartered in New York City. From July 1, 2000 through March 31, 2001, Mr. King served as Vice President of Investor Relations of Telegen. Mr. King has been a senior marketing executive in the financial services industry since 1975. He is currently a registered principal with the investment firm of Standard Investment Chartered, Inc. of Tustin, California. Prior to joining the Company in July 2000, Mr. King acted as finder for the Company and assisted in introducing the Company to the Selling Agents for the 1999, Regulation S and $10 Offerings and received 239,286 shares of common stock upon confirmation of the Plan of Reorganization in return for such services.

    Bernard Brown is the founder and President of Instrumark International, Inc., a manufacturer of analytical instruments for the water and pollution control industries. Previously, he held senior marketing management positions with international instrument manufacturers, including Manning Technologies and Fischer & Porter. Mr. Brown was a director of the Company from January 1991 through 1996. Mr. Brown was also a holder of an administrative claim for $100,000 for money loaned to us during the Reorganization, which has since been converted into 232,216 shares of common stock.

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

    Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2000, certain Section 16(a) filing requirements applicable to its officers, directors, and 10% shareholders were not complied with. The Company has failed to receive copies, or written representations, from the following directors of the Company regarding filing a timely Form 3: Bernard Brown and Jack King. The Company has failed to receive copies, or written representations, from the following directors of the Company regarding filing a timely Forms 4 and 5: Jessica Stevens, Bonnie Crystal, Bernard Brown and Jack King.

ITEM 10. EXECUTIVE COMPENSATION

(a) Summary Compensation Table

    The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers of the Company in fiscal year ended December 31, 2000 (the "Named Executive Officers" or individually the "Named Executive Officer"), as well as the total compensation paid to each such individual for the Company's two previous fiscal years.

		Total Annual Compensation(1)				Long Term Compensation Awards(2)
Name and Principal Position	Year	Salary Paid		Salary Accrued		Options/SARs (3)
Jessica L. Stevens(4)	2000	$322,084	(5)	0		793,998	(6)
Chief Executive Officer	1999	$12,000		$188,000		0
and Chair of the Board	1998	0		$171,154	(7)	0
Bonnie A. Crystal (8)	2000	$289,875	(9)	0		765,879	(10)
Executive Vice President, Chief	1999	$9,000		$171,000		0
Technical Officer, Secretary	1998	0		$154,038	(11)	0
and Director
William M. Swayne II (12)	2000	$229,432	(13)	0		700,000	(14)
President, Chief Operating Officer	1999	0		0		0
and Director	1998	0		0		0
Dennis Wood	2000	$183,382	(15)	0		100,000
Chief Administrative Officer	1999	0		0		0
	1998	0		0		0
Stalimir Popovich	2000	$67,552		0		85,889	(16)
Senior Vice President	1999	0		0		0
	1998	0		0		0
Jack King	2000	$76,750	(17)	0		75,000	(18)
Senior Vice President/	1999	0		0		0
Investor Relations	1998	0		0		0
Victoria Kolakowski	2000	$74,898	(19)	0		40,000
Vice President/Chief	1999	0		0		0
Patent Counsel	1998	0		0		0
Steven Weiss	2000	$112,625	(20)	0		75,000
Vice President/R&D	1999	0		0		0
	1998	0		0		0
Bruce Lurie	2000	$48,060	(21)	0		100,000	(22)
Vice President/Business	1999	0		0		0
Development	1998	0		0		0

(1)
Total Annual Compensation includes all cash payments made to the Named Executive Officers including salary, bonuses and any other cash compensation, including compensation paid by any Company subsidiary.

(2)
Long Term Compensation Awards includes any options, SARs or restricted stock awards granted to the Named Executive Officers.

(3)
On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All options, warrants and SAR's outstanding as of June 30, 2000 were subsequently cancelled on June 30, 2000, pursuant to the Company's Plan of Reorganization.

(4)
Ms. Stevens was appointed President and Chief Executive Officer on October 11, 1998. Ms. Stevens' annual salary during fiscal years 1998, 1999 and the first half of 2000 was $200,000 per year. On June 30, 2000, Ms. Stevens' annual salary was increased to $500,000 per year. In a subsequent event, on March 1, 2001, Ms. Stevens' annual salary was reduced to $200,000 per year.

(5)
Includes $272,084 in salary paid by Telegen and $50,000 in salary paid by Telisar.

(6)
Includes 78,755 shares of common stock issued in exchange for $137,820 in accrued salary for the period January 1, 1998 through October 28, 1998, 23,814 shares of common stock issued in exchange for $33,334 in accrued salary for the period October 29, 1998 through December 31, 1998, 134,286 shares of common stock issued in exchange for $188,000 in accrued salary for the year 1999, 57,143 shares of common stock issued in exchange for $80,000 in accrued salary for the year 2000 and an option to purchase 500,000 shares of common stock at an exercise price of $1.93.

(7)
Includes $125,000 accrued for the period January 1, 1998 through August 17, 1998, $12,820 accrued for the period October 11, 1998 through October 28, 1998 and $33,334 accrued for the period October 29, 1998 through December 31, 1998.

(8)
Ms. Crystal was appointed Executive Vice President and Chief Technology Officer on October 11, 1998. Ms. Crystal's annual salary during fiscal years 1998, 1999 and the first half of 2000 was $180,000 per year. On June 30, 2000, Ms. Crystal's annual salary was increased to $450,000 per year. In a subsequent event, on March 1, 2001, Ms. Crystal's annual salary was reduced to $200,000 per year.

(9)
Includes $244,875 in salary paid by Telegen and $45,000 in salary paid by Telisar.

(10)
Includes 70,879 shares of common stock issued in exchange for $124,038 in accrued salary for the period January 1, 1998 through October 28, 1998, 21,428 shares of common stock issued in exchange for $30,000 in accrued salary for the period October 29, 1998 through December 31, 1998, 122,143 shares of common stock issued in exchange for $171,000 in accrued salary for the year 1999, 51,429 shares of common stock issued in exchange for $72,000 in accrued salary for the year 2000 and an option to purchase 500,000 shares of common stock at an exercise price of $1.93.

(11)
Includes $112,500 accrued for the period January 1, 1998 through August 17, 1998, $11,538 for the period October 11, 1998 through October 28, 1998 and $30,000 for the period October 29, 1998 through December 31, 1998.

(12)
Mr. Swayne was appointed President and Chief Operating Officer on July 1, 2000. Mr. Swayne's annual salary from July 1, 2000 through February 28, 2001 was $400,000 per year. In a subsequent event, on March 1, 2001, Mr. Swayne's annual salary was reduced to $200,000 per year.

(13)
Includes $202,004 in salary and $27,428 in employee benefits.

(14)
Includes an option to purchase 500,000 shares of common stock at an exercise price of $1.75, a warrant to purchase 75,000 shares of common stock at an exercise price of $1.75 and a stock grant of 125,000 shares of common stock.

(15)
Includes $125,000 in salary paid by Telegen, $8,382 in employee benefits paid by Telegen and $50,000 in salary paid by Telisar.

(16)
Includes a warrant to purchase 20,000 shares of common stock at an exercise price of $1.75, an option to purchase 50,000 shares of common stock at an exercise price of $1.75, and 15,889 shares of common stock.

(17)
Includes $75,000 in salary and $1,750 in employee benefits.

(18)
Includes an option to purchase 50,000 shares of common stock at an exercise price of $1.75 and 25,000 shares of common stock.

(19)
Includes $63,282 in salary paid by Telegen and $11,616 in salary paid by Telisar.

(20)
Includes $75,125 in salary paid by Telegen and $37,500 in salary paid by Telisar.

(21)
Includes $43,750 in salary and $4,310 in employee benefits.

(22)
Includes an option to purchase 75,000 shares of common stock at an exercise price of $8.00 and 25,000 shares of common stock.

(b) Options/SAR Grants in Last Fiscal Year

    The following table sets forth certain information with respect to option or SAR grants during the fiscal year ended December 31, 2000 to the Named Executive Officers.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year		Exercise or Base Price ($ per Share)		Expiration Date
Jessica L. Stevens(1)	500,000	19.7%			$1.93	June 30, 2003
Bonnie A. Crystal(2)	500,000	19.7%			$1.93	June 30, 2003
William M. Swayne II	500,000 75,000	19.7 3.0	% %	$ $	1.75 1.75	June 30, 2005 June 30, 2003
Dennis Wood	100,000	3.9%			$1.75	June 30, 2003
Stalimir Popovich	50,000 20,000	2.0 0.8	% %	$ $	1.75 1.75	June 30, 2005 June 30, 2005
Jack King	50,000	2.0%			$1.75	June 30, 2003
Victoria Kolakowski	40,000	1.6%			$1.75	June 30, 2005
Steven Weiss	75,000	3.0%			$1.75	June 30, 2005
Bruce Lurie	75,000	3.0%			$8.00	September 15, 2003

(1)
Ms. Stevens also received a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.75 in exchange for technology.

(2)
Ms. Crystal also received a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.75 in exchange for technology.

(c) Aggregated Option/SAR Exercises Year-End Table.

    During the fiscal year ended December 31, 2000, none of the Named Executive Officers exercised any options/SARs issued by Telegen. The following table sets forth information regarding the stock options held as of December 31, 2000 by the Named Executive Officers.

	Number of Securities Underlying Unexercised Options at Fiscal Year End (1)		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Jessica L. Stevens(2)	333,333	166,667	0	0
Bonnie Crystal(3)	333,333	166,667	0	0
William M. Swayne II	348,000	152,000	0	0
Dennis Wood	66,667	33,333	0	0
Stalimir Popovich	43,333	26,667	0	0
Jack King	16,667	33,333	0	0
Victoria Kolakowski	26,667	13,333	0	0
Steven Weiss	50,000	25,000	0	0
Bruce Lurie	10,417	64,583	0	0

(1)
On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All options, warrants and SAR's outstanding on June 30, 2000 were subsequently cancelled on June 30, 2000, pursuant to the Company's Plan of Reorganization.

(2)
Ms. Stevens also holds a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.75, of which 1,000,000 shares are exercisable and 0 shares are unexercisable. The value of the "in the money" exercisable and unexercisable warrants as of December 31, 2000 is $0.

(3)
Ms. Crystal also holds a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.75, of which 0 shares are exercisable and 1,000,000 shares are unexercisable. The value of the "in the money" exercisable and unexercisable warrants as of December 31, 2000 is $0.

(d) Compensation of Directors

    As of June 30, 2000, the Company adopted the 2000 Director Option Plan, as amended (the "2000 DOP"), under which the Company's non-employee members of the Board of Directors (the "Outside Directors" or individually the "Outside Director") are compensated for their service. The 2000 DOP provides for the Outside Directors to receive an option to purchase twenty thousand (20,000) shares of the Company's common stock on the date such Outside Director is elected by the shareholders to serve term in office.

    Additionally, each non-employee director received (i) $1,000 in shares of the Company's common stock determined by the fair market value of the common stock on the date of the meeting or (ii) $1,000 in ten year options determined by the fair market value of the common stock on the date of the meeting and at an exercise price equal to 100% of the fair market value of the common stock on the date of the meeting, at such directors' election, for each meeting of the Board of Directors or a committee of the Board of Directors attended in person, or attended by telephone. No cash compensation is paid to any member in return for their services, however, the Company reimburses each non-employee member of the Board of Directors and its committees for actual expenses incurred by such member in connection with the attendance of such meetings.

    All option grants under the 2000 DOP to any Outside Director are limited to once in any given calendar year on the date of their election or re-election to the Board of Directors. The exercise price of options acquired pursuant to the 2000 DOP is 100% of the fair market value per share of Common Stock on the date of the grant. In the event that the date of grant is not a trading day, the exercise price per share is the fair market value on the next trading day immediately following the date of grant of the option. All options granted under the 2000 DOP are fully vested and exercisable upon the date of grant and remain exercisable only while the Outside Director remains a director of the Company and for 90 days thereafter.

    The Company's directors who are also officers of the Company do not receive any additional compensation for their services as members of the Board of Directors.

(e) Employment Contracts, Termination of Employment and Change-in-Control Arrangements

    Jessica L. Stevens ("Ms. Stevens") has an employment contract with the Company (the "Stevens Employment Agreement"). The Stevens Employment Agreement provided that Ms. Stevens receive an annual salary of $200,000 during her first year of employment, with the salary in later years subject to determination by the Board of Directors but not less than $200,000 per year. On June 30, 2000, the Board of Directors increased Ms. Stevens' annual salary to $500,000 and granted her an incentive stock option award of 500,000 options having an exercise price of $1.93 and vesting ratable over the following 12 month period. On March 1, 2001, Ms. Stevens' salary was reduced to $200,000. Ms. Stevens is also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company.

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

    Bonnie A. Crystal ("Ms. Crystal") has an employment contract with the Company (the "Crystal Employment Agreement"). The Crystal Employment Agreement provided that Ms. Crystal receive an annual salary of $180,000 during her first year of employment, with the salary in later years subject to determination by the Board of Directors but not less than $180,000 per year. On June 30, 2000, the Board of Directors increased Ms. Crystal's annual salary to $450,000 and granted her an incentive stock option award of 500,000 options having an exercise price of $1.93 and vesting ratable over the following 12 month period. On March 1, 2001, Ms. Crystal's salary was reduced to $200,000. Ms. Crystal is also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company.

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

    William M. Swayne II ("Mr. Swayne") has an employment contract with the Company (the "Swayne Employment Agreement"). The Swayne Employment Agreement provides that Mr. Swayne will receive an annual salary of $400,000 during his two years of employment, as well as an incentive bonus to be established and approved by the Board of Directors. Mr. Swayne was also granted a signing bonus of 125,000 shares of common stock of the Company, 500,000 incentive stock options having an exercise price of $1.75 with 44,000 options vesting on July 1, 2000 and the balance vesting ratable at 38,000 options per month over 12 months and a warrant for 75,000 shares of common stock at an exercise price of $1.75 per share. Mr. Swayne will also be provided with long term disability and

VUL joint-life insurance. On March 1, 2001, Mr. Swayne's salary was reduced to $200,000. Mr. Swayne is also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company.

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

    Jack B. King ("Mr. King") had an employment contract with the Company (the "King Employment Agreement"). The King Employment Agreement provided that Mr. King receive an annual salary of $150,000 during his two years of employment. Mr. King was also granted a signing bonus of 25,000 shares of common stock of the Company and 50,000 incentive stock options having an exercise price of $1.75 and vesting ratable over 24 months. Mr. King was also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company.

    The term of the King Employment Agreement was 2 years starting July 1, 2000 and provided that Mr. King may not be terminated at any time during the term of the agreement except for cause as defined in the agreement. If Mr. King was involuntarily terminated without cause, he would be eligible for a severance package, which included a lump sum payment based upon the annual salary applicable at the date of termination and other fringe benefits as defined in the Agreement. On March 1, 2001, Mr. King resigned effective April 1, 2001 but remains on the Board of Directors.

    Dennis Wood ("Mr. Wood") has an employment contract with the Company (the "Wood Employment Agreement"). Mr. Wood was hired on April 1, 2000 by Telisar Corporation, then known as eTraxx Corporation ("Telisar"), now a subsidiary of the Company and, on June 30, 2000, the Wood Employment Agreement with Telisar was assigned to the Company. The Wood Employment Agreement provides that Mr. Wood will receive an annual salary of no less than $200,000 with annual review by the Chief Executive Officer, as well as any incentive bonus approved by the Board of Directors. Mr. Wood was also granted a signing bonus of 395,000 shares of common stock of Telisar for nominal consideration with certain buy back provisions in the case of termination. Upon the assumption of the Wood Employment Agreement on June 30, 2000, the Company granted Mr. Wood an incentive stock option award of 100,000 options having an exercise price of $1.75 and vesting ratable over the following 12 month period. Mr. Wood will also be provided with long term disability and life insurance. Mr. Wood is also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company. On June 30, 2000, the Board of Directors increased Mr. Wood's annual salary to $250,000.

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

(f)  Compensation Committee Interlocks and Insider Participation

    On June 30, 2000, Mr. Bernard Brown and Mr. Jack King were appointed to the Compensation Committee of the Board of Directors. Mr. Brown was not at any time during his term on the Board during the Company's 2000 fiscal year or at any other times an officer or employee of the Company. Mr. King was an officer and employee of the Company from July 1, 2000 through April 1, 2001. No executive officer of the Company serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The table below sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2000 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding common stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Shares of Common Stock

Five-Percent Shareholders, Directors, Executive Officers	Number(1)(2)	Percent
Jessica L. Stevens(3)	5,453,505	37.81%
Bonnie Crystal(4)	2,204,287	16.4%
William M. Swayne II(5)	1,022,339	7.49%
Dennis Wood(6)	106,523	0.8%
Stalimir Popovich(7)	61,609	0.5%
Victoria Kolakowski(8)	58,835	0.5%
Steven Weiss(9)	144,878	1.1%
Bruce Lurie(10)	109,890	0.8%
Jack King(11)	246,723	1.9%
Bernard Brown(12)	258,169	2.0%
All Directors and Executive Officers as a Group (10 persons)	9,666,758	62.1%

(1)
Beneficial ownership includes voting and investment power with respect to the shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2000, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Thus, the sum of the individuals' ownership as a percent of common stock beneficially owned may exceed 100%. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share data in this table have been retroactively restated to reflect this reverse stock split. As of December 31, 2000, Telegen had 13,089,100 shares of common stock outstanding.

(2)
All options, warrants and SAR's outstanding as of June 30, 2000 were subsequently cancelled on June 30, 2000, pursuant to the Company's Plan of Reorganization.

(3)
Jessica L. Stevens beneficially owns 4,120,172 shares of common stock, has options to acquire 333,333 shares of common stock and a warrant to acquire 1,000,000 shares of common stock.

(4)
Bonnie Crystal beneficially owns 1,870,954 shares of common stock and has options to acquire 333,333 shares common stock.

(5)
William M. Swayne II beneficially owns 453,808 shares of common stock, has options to acquire 348,000 shares of common stock and warrants to acquire 220,531 shares of common stock.

(6)
Dennis Wood beneficially owns 39,856 shares of common stock and has options to acquire 66,667 shares of common stock.

(7)
Stalimir Popovich beneficially owns 18,276 shares of common stock, has options to acquire 33,333 shares of common stock and a warrant to acquire 10,000 shares of common stock.

(8)
Victoria Kolakowski beneficially owns 32,168 shares of common stock and has options to acquire 26,667 shares of common stock.

(9)
Steven Weiss beneficially owns 94,87 8 shares of common stock, including 66,889 shares issued to Broadband Engineering, Inc., and has options to acquire 50,000 shares of common stock.

(10)
Bruce Lurie beneficially owns 99,473 shares of common stock and has options to acquire 10,417 shares of common stock.

(11)
Jack King beneficially owns 230,056 shares of common stock and has options to acquire 16,667 shares of common stock.

(12)
Bernie Brown beneficially owns 232,216 shares of Common Stock and has warrants to acquire 25,953 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

    In April 1999, the Company issued a convertible promissory note to Bernard Brown who had been a director of the Company from 1990 to 1995 and who became a director again on June 30, 2000. The note was in the principal amount of $100,000 and was due and payable upon the earliest of confirmation of a plan of reorganization or five years from issuance and bore interest at a rate of 10% per annum. The Company granted to Mr. Brown the option to convert the note to shares of post reorganization common stock of the Company at the rate of one share of post reorganization common stock for each $0.496 of indebtedness. As of December 31, 2000, Mr. Brown had converted his note with all accrued interest and received 232,216 shares of common stock.

    In April 1999, the Company signed an agreement with Jack King for referral service in connection with the recruitment of senior management. In September 1999, the Company signed an agreement with Jack King for placement service in connection with the 1999 Offering and the Regulation S Offering. Mr. King subsequently became a director of the Company and Senior Vice President on June 30, 2000. In July 2000, Mr. King received compensation for his referral and placement service in the form of 239,286 shares of common stock. On March 1, 2001, Mr. King resigned as an officer and employee of the Company effective April 1, 2001.

    On November 9, 1999, the Company signed a selling agreement with WMS Financial Planners, Inc., of Seattle, WA ("WMS Financial") and Pacific West Securities, Inc., of Renton, WA ("Pac West"), together the Selling Agents, to conduct a $500,000 debt offering and a $13.8 million equity offering for the Company. William M. Swayne, who subsequently was appointed President, Chief Operating Officer and a director of the Company on June 30, 2000, is the majority shareholder of WMS Financial and was the President of WMS Financial and a registered representative of Pac West. The debt offering was completed on December 3, 1999 and cash commissions of $45,000 was paid to Pac West and $5,000 was paid to WMS Financial. The Selling Agents were also be issued 8,751 shares of post reorganization common stock and a warrant to purchase 28,572 shares of post reorganization common stock of the Company at a price of $1.75 per share, exercisable until June 2003.

    On December 15, 1999, the Company commenced the $13.8 million equity offering (the "1999 Offering") of post reorganization shares of common stock of the Company at a price of $1.75 per share. On March 10, 2000, the Company closed the 1999 Offering upon the receipt of subscriptions for 4,000,000 shares of post reorganization common stock and gross proceeds of $7,000,000. The Selling Agents earned a cash commission of ten percent (10%) of the gross proceeds of the 1999 Offering, or $700,000, which was subsequently paid in shares of post reorganization common stock of the Company at a rate of one share for each $1.75 of compensation otherwise payable. In addition, the Selling Agents earned a stock commission of three percent (3%) of the shares sold under the 1999 Offering, or

120,000 shares of post reorganization common stock of the Company. The Selling Agents were also issued a warrant to purchase 400,000 shares of post reorganization common stock of the Company at a price of $1.75 per share, exercisable until June 2003.

    On March 27, 2000, the Company entered into an agreement with the Selling Agents to conduct up to three additional offerings (the "2000 Offerings") of post reorganization common stock of the Company. The first tranche of the 2000 Offerings was for 1,000,000 shares of post reorganization common stock at $10 per share for total gross proceeds of $10,000,000 (the "$10 Offering"). The $10 Offering was conducted pursuant to Rule 506 of Regulation D under the Act. The second and third tranches of the 2000 Offerings were never completed.

    In connection with the $10 Offering, the Selling Agents were entitled to receive (1) a cash commission of ten percent (10%) of the gross proceeds in cash or post reorganization common stock priced at $10 per share, at the Selling Agents' option, (2) a three percent (3%) commission payable in post reorganization common stock priced at $10 per share and (3) a warrant to purchase a number of shares of post reorganization common stock equal to ten percent (10%) of the gross proceeds of the offerings, exercisable at $10 per share for a period of three years from the closing of the offerings. The $10 Offering was subsequently withdrawn and no commissions were paid to the Selling Agents.

    On March 29, 2000, the Company completed an offering of 500,000 shares of post reorganization common stock to a group of foreign investors (the "Regulation S Offering") at a price of $8 per share for gross proceeds of $4,000,000. In connection with the Regulation S Offering, the Selling Agents were entitled receive (1) a cash commission of two percent (2%) of the gross proceeds in cash or post reorganization common stock priced at $8.00 per share, at the Selling Agents' option, (2) 25,000 shares of post reorganization common stock and (3) a warrant to purchase 50,000 of shares of post reorganization common at $8.00 per share, exercisable for a period of three years from the closing of the Regulation S Offering. On December 15, 2000, the terms of the Regulation S Offering were changed to reduce the share price to $3.25 per share and close the Regulation S Offering upon the filing of a registration statement with the SEC to permit the foreign investors to sell their shares in the public market. On December 27, 2000, the Regulation S Offering closed with gross proceeds of $4 million released to the Company. The Selling Agents earned a commission of $80,000 in cash, were issued 25,000 shares of common stock and were issued a warrant for 50,000 shares of common stock exercisable at $8.00 per share until December 27, 2003.

    In January 2000, the Company agreed to grant Richard Sellers a 3 year warrant to purchase 125,000 shares of common stock at an exercise price of $1.75 per share in exchange for his services as Vice President of Operations for the Company. Mr. Sellers received no cash compensation for his services and the warrant was issued on June 30, 2000. On November 6, 2000, Mr. Sellers resigned as an officer and employee of the Company.

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

    On July 10, 2000, the Company loaned $60,000 to Jack King, a director and officer of the Company, as an advance against his compensation for the next year. Monthly payments of $10,000 taken as deductions from Mr. King's salary are due on the loan starting on August 10, 2000, with any remaining principal and interest due on or before January 10, 2001. The loan earns interest at the rate of 10% per annum and is unsecured. As of December 31, 2000, approximately $25,000 was owed on the loan. In January 2001, a $20,000 payment was received from Mr. King.

    On July 13, 2000, the Company loaned $250,000 to WMS Financial Planners, Inc., a company majority owned by William M. Swayne II, President and Chief Operating Officer of the Company. The loan was due on or before January 31, 2001, earned interest at the rate of 8% per annum and was secured by 50,000 shares of the Company's common stock. As of December 31, 2000, WMS Financial Planners, Inc., had paid $100,000 in principal and $0 in interest. On March 5, 2001, the Company agreed to extend repayment of the loan until February 1, 2002 and an additional 12,500 shares were pledged to secure the loan.

    On May 15, 2000, Telisar Corporation, a subsidiary of the Company, loaned $50,000 to WMS Financial Planners, Inc., a company majority owned by William M. Swayne II, President and Chief Operating Officer of the Company. The loan was due on or before January 31, 2001, earned interest at the rate of 8% per annum and was secured by 50,000 shares of Telisar's common stock. In January 2001, the loan and all accrued interest owed thereon was paid to Telisar.

    On March 27, 2000, the Company reached an agreement (the "Acquisition Agreement"), subject to confirmation of the Plan of Reorganization and certain other conditions, to purchase a controlling interest in eTraxx Corporation ("eTraxx"). eTraxx is a start-up company founded in July 1998 by executives of the Company that will support a proprietary high speed network for the delivery of digital content. The network is currently in development. eTraxx has raised $600,000 in seed capital and is conducting a $5,400,000 offering of its common stock. The acquisition is contingent upon eTraxx's successful receipt of a minimum of $1,000,000 in its offering, confirmation of the Plan of Reorganization, and successful receipt by the Company of a minimum of $1,000,000 in the 2000 Offering. On October 19, 2000, the Company completed the acquisition of 66.7% of the outstanding shares of eTraxx and issued 5,575,000 shares of the Company's common stock in exchange to eTraxx shareholders, including 3,500,000 shares issued to Jessica Stevens, the Company's Chief Executive Officer, 1,500,000 shares issued to Bonnie Crystal, the Company's Executive Vice President and Chief Technology Officer, 100,000 shares issued to William M. Swayne II, the Company's President and Chief Operating Officer, 25,000 shares issued to Dennis Wood, the Company's Chief Administrative Officer, 25,000 shares issued to Steve Weiss, the Company's Vice President of R&D and 25,000 shares issued to Victoria Kolakowski, the Company's Chief Patent Counsel and Vice President.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
Financial Statements.

(1)	Report of Independent Accountants;
(2)	Consolidated Balance Sheet of December 31, 2000;
(3)	Consolidated Statement of Operations for the years ended December 31, 2000, and 1999;
(4)	Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2000, and 1999;
(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2000, and 1999;
(6)	Notes to Consolidated Financial Statements.
(b)
Reports on Form 8-K.

    To date from January 1, 2000, the Company has filed four (4) Current Reports on Form 8-K as follows:

(1)	Current Report on Form 8-K filed with the Commission on December 8, 2000, to report the resignation on March 9, 1999 of the Company's independent accountant, PricewaterhouseCoopers, LLP, and the appointment of Singer Lewak Greenbaum & Goldstein LLP, as the Company's auditors.
(2)	Current Report on Form 8-K filed with the Commission on December 8, 2000, to report completion of the Company's acquisition of Telisar Corporation on October 20, 2000.
(3)	Current Report on Form 8-K/A filed with the Commission on December 12, 2000, to amend by reference certain reports filed with the Commission in 1997 and 1998 with incorrect Commission File Numbers.
(4)
Current Report on Form 8-K/A filed with the Commission on February 7, 2001 to amend Item 7 Financial Statements of its Current Report on Form 8-K, originally filed with the Securities and Exchange Commission on December 8, 2000.
(c)
Exhibits.

2.2+++	Asset Purchase of TCC Agreement by and between Synercom, Inc. and Telegen Corporation dated April 1, 1997
Certain exhibits and schedules to Exhibit 2.2 are listed on page 23 thereto and the Registrant agrees to furnish them supplementally to the Securities and Exchange Commission upon request
3.1**	Articles of Incorporation of Telegen Corporation dated August 30, 1996 [formerly known as Solar Energy Research Corp. of California]
3.2**	Certificate of Amendment to the Articles of Incorporation of Telegen Corporation dated October 28, 1996 [formerly known as Solar Energy Research Corp. of California]
3.3*	Certificate of Determination with respect to the Company's outstanding Series A Preferred Stock filed with the California Secretary of State on March 20, 1997
3.4**	Bylaws of Telegen Corporation
3.5+++	Certificate of Amendment of Bylaws effective August 6, 1997
3.6++++	Amended and Restated Articles of Incorporation dated June 30, 2000
4.1+++	Form of Convertible Promissory Note issued by the Company in November 1997
10.2**	Agreement among Telegen Communications Corporation, Telegen Display Laboratories, Inc., Transtech Electronics Pte, Ltd., and IPC Corporation, Ltd., dated May 30, 1996
10.3**	Manufacturing License Agreement among Telegen Communications Corporation, Telegen Display Laboratories, Inc., Transtech Electronics Pte, Ltd., and IPC Corporation, Ltd., dated May 30, 1996
10.4**	Lease Agreement between Metropolitan Life Insurance Company and Telegen Corporation for premises located in Foster City, California
10.5**	Lease Agreement between Metropolitan Life Insurance Company and Telegen Corporation for premises located in Redwood City, California

10.7**	License and Stock Purchase Agreement by and between Telegen Communications Corporation and Telegen Display Laboratories, Inc. effective as of May 2, 1996
10.8***	Shareholder Agreement between Janmil Holdings PTE LTD and Telegen Communications Corporation dated June 4, 1997
10.9*	Subscription Agreement for 8% Convertible Preferred Stock of Telegen Corporation dated March 24, 1997
10.10**	Amendment Agreement to 8% Convertible Preferred Stock of Telegen Corporation dated July 22, 1997
10.11+++	Form of Subscription Agreement for the Company's Common Stock financing August 1997
10.12+++	Form of Subscription Agreement for the Company's Common Stock and Warrant Financing October, 1997
10.13+++	Form of Subscription Agreement for the Company's Convertible Note and Warrant Financing November, 1997
10.14+++	Form of $2.25 Warrant issued to certain purchasers in the Common Stock Financing August, 1997
10.15+++	Form of $4.00 Warrant to Purchase Common Stock issued by the Company to certain purchasers in the Common Stock and Warrant Financing October, 1997
10.16+++	Form of $0.01 Warrant to Purchase Common Stock issued to certain purchasers in the Common Stock and Warrant Financing October, 1997
10.17+++	Form of $2.25 Warrant to Purchase Common Stock issued by the Company to certain purchasers in the Convertible Note and Warrant Financing November, 1997
10.18+++	Employment Agreement by and between the Company and Jessica L. Stevens dated May 3, 1990
10.19+++	Employment Agreement by and between the Company and Bonnie Crystal dated May 4, 1990
10.20+++	Employment Agreement by and between the Company and Warren M. Dillard dated November 1, 1993
10.21+++	Employment Agreement by and between the Company and Fred Y. Kashkooli dated October 31, 1997
10.22+++	Exchange Offer Agreement by and between the Company and certain holders of Common Stock dated March 24, 1998
10.23****	Note and Warrant Purchase Agreement dated April 1998
10.24****	Form of $500,000 Convertible Promissory Note issued by the Company in April 1998
10.25****	Form of $6.08 Warrant to Purchase $500,000 of Common Stock issued by the Company to certain purchasers in the Convertible Note and Warrant Financing April 1998
10.26****	Note and Warrant Purchase Agreement dated May 1998
10.27****	Form of $515,532 Convertible Promissory Note issued by the Company in May 1998

10.28****	Form of $6.08 Warrant to Purchase 84,790 shares of Common Stock issued by the Company to certain purchasers in the Convertible Note and Warrant Financing in May 1998
10.29****	Form of the Satisfaction and Release Agreement issued the Company to an individual in July 1998
10.30****	Form of $225,000 Convertible Promissory Note issued by the Company to an individual in July 1998
10.31****	Employment Agreement by and between the Company and Jessica L. Stevens dated October 13, 1998
10.32****	Employment Agreement by and between the Company and Bonnie Crystal dated October 13, 1998
10.33*****	Form of $100,000 Convertible Promissory Note issued by the Company to Bernard Brown in April 1999
10.34*****	Selling Agreement by and between the Company and WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated November 9, 1999
10.35*****	Selling Agreement by and between the Company and WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated March 8, 2000
10.36*****	Selling Agreement by and between the Company and WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated March 20, 2000
10.37*****	Form of the $1.75 Warrant to purchase 28,572 shares of Common Stock issued by the Company to WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated December 3, 1999
10.38*****	Form of the $1.75 Warrant to purchase 400,000 shares of Common Stock issued by the Company to WMS Financial Planners, Inc., and Pacific West Securities, Inc. dated June 30, 2000
10.39*****	Form of $500,000 in Convertible Promissory Notes issued by the Company to certain investors in December 1999
10.40*****	Form of the $1.75 Warrant to purchase 1,000,000 shares of Common Stock issued by the Company to Jessica L. Stevens dated June 30, 2000
10.41*****	Form of the $1.75 Warrant to purchase 1,000,000 shares of Common Stock issued by the Company to Bonnie Crystal dated June 30, 2000
10.42*****	Form of the $1.75 Warrant to purchase 125,000 shares of Common Stock issued by the Company to Richard Sellers dated July 1, 2000
10.43*****	Form of the $1.75 Warrant to purchase 125,000 shares of Common Stock issued by the Company to Mark Weber dated July 1, 2000
10.44*****	Regulation S Securities Purchase Agreement by and between the Company and certain foreign investors executed in April 2000
10.45*****	Employment Agreement by and between the Company and William M. Swayne II dated July 1, 2000
10.46*****	Employment Agreement by and between the Company and Jack King dated July 1, 2000

10.47*****	Employment Agreement by and between eTraxx Corporation and Dennis Wood dated April 1, 2000 and assigned to the Company on July 1, 2000
10.48*****	Assignment and Amendment of Employment Agreement by and between Dennis Wood, eTraxx Corporation and the Company dated July 1, 2000
10.49*****	Form of $60,000 Promissory Note from Jack King to the Company dated July 10, 2000
10.50*****	Form of $250,000 Promissory Note from WMS Financial Planners, Inc. to the Company dated July 13, 2000
10.51*****	Placement Agreement between the Company and Jack King dated September 10, 1999
10.52*****	Recruiting Agreement between the Company and Jack King dated April 26, 1999
21.1	Subsidiaries of the Registrant
24.1+++++	Power of Attorney
*	Incorporated by reference herein to the Form 8-K filed by the Registrant on January 15, 1998
**	Incorporated by reference herein to the Form 10-K filed by the Registrant on March 31, 1997 and amended on April 9 and April 30, 1997
***	Incorporated by reference herein to the Form 8-K filed by the Registrant on July 8, 1997
****	Incorporated by reference herein to the Form 10-KSB filed by the Registrant on December 8, 2000
*****	Incorporated by reference herein to the Form 10-KSB filed by the Registrant on December 13, 2000
+	Incorporated by reference herein to the Form 8-K filed by the Registrant on March 25, 1997
++	Incorporated by reference herein to the Form 8-K filed by the Registrant on August 11, 1997
+++	Incorporated by reference herein to the Form 10-K filed by the Registrant on April 15, 1998
++++	Incorporated by reference herein to the Form 8-K filed by the Registrant on December 20, 2000
+++++	Incorporated by reference in the signature page herein.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEGEN CORPORATION (Registrant)
Dated: April 13, 2001	By:	/s/ JESSICA L. STEVENS Jessica L. Stevens Chief Executive Officer and Chief Financial Officer

Date: April 13, 2000

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

Signature	Title	Date

/s/ JESSICA L. STEVENS Jessica L. Stevens	Chair of the Board	April 13, 2001
/s/ BONNIE CRYSTAL Bonnie Crystal	Director	April 13, 2001
/s/ WILLIAM M. SWAYNE William M. Swayne	Director	April 13, 2001
/s/ JACK KING Jack King	Director	April 13, 2001
/s/ BERNARD BROWN Bernard Brown	Director	April 13, 2001

TELEGEN CORPORATION AND SUBSIDIARIES
CONTENTS
December 31, 2000

Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Shareholders' Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-6 - F-7
Notes to Consolidated Financial Statements	F-8 - F-22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Telegen Corporation and subsidiaries

    We have audited the accompanying consolidated balance sheet of Telegen Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telegen Corporation and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, during the year ended December 31, 2000, the Company incurred a net loss of $7,373,751 and it had negative cash flows from operations of $5,426,180. In addition, the Company had an accumulated deficit of $35,164,625 at December 31, 2000. These factors, among others, as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
March 9, 2001

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2000

ASSETS
Current assets
Cash	$2,608,082
Certificate of deposit	3,719,705
Due from related party	200,295
Employee advance	699
Notes receivable—related parties	325,000
Accrued interest receivable	13,304

Total current assets	6,867,085
Property and equipment, net	411,907
Prepaid expense	100,000
Intangible assets	196,401
Deposits	64,028

Total assets	$7,639,421

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bankruptcy liability	$1,024,774
Post petition liability	7,986
Accounts payable	725,514
Accrued expenses	289,846

Total current liabilities	2,048,120

Minority interest in subsidiaries	134,383

Commitments and contingencies
Shareholders' equity
Preferred stock, $1 par value, $1,000 liquidation preference 10,000,000 shares authorized no shares issued and outstanding	—
Common stock, no par value 100,000,000 shares authorized 13,089,100 shares issued and outstanding	34,801,897
Common stock committed	5,819,646
Accumulated deficit	(35,164,625)

Total shareholders' equity	5,456,918

Total liabilities and shareholders' equity	$7,639,421

The accompanying notes are an integral part of these financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2000	1999
Operating expenses
Selling and marketing	$—	$45,000
Research and development	1,565,795	55,928
General and administrative	6,445,775	1,080,171

Total operating expenses	8,011,570	1,181,099

Loss from operations	(8,011,570)	(1,181,099)

Other income (expense)
Interest income	418,312	—
Other income (expense)	(207,888)	12,137
Net gain on sale of assets	—	5,988

Total other income (expense)	210,424	18,125

Loss before provision for income taxes and minority interest	(7,801,146)	(1,162,974)
Provision for income taxes	800	800

Loss before minority interest	(7,801,946)	(1,163,774)
Minority interest	428,195	—

Net loss	$(7,373,751)	$(1,163,774)

Basic and diluted loss per share attributable to common shareholders	$(1.86)	$(1.23)

Weighted-average common shares outstanding	3,953,945	949,081

The accompanying notes are an integral part of these financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31,

	Common Stock
			Common Stock Committed	Accumulated Deficit
	Shares	Amount			Total
Balance, December 31, 1998	940,830	$23,385,796	$—	$(26,627,100)	$(3,241,304)
Conversion of convertible notes payable into unrestricted common stock	9,530	15,000			15,000
Warrants issued as offering costs for convertible notes payable		50,000			50,000
Net loss				(1,163,774)	(1,163,774)

Balance, December 31, 1999	950,360	23,450,796	—	(27,790,874)	(4,340,078)
Issuance of common stock for
Cash	4,000,000	7,000,000			7,000,000
Offering costs	792,109	1,488,691			1,488,691
Offering costs		(1,488,691)			(1,488,691)
Loan costs	8,572	15,002			15,002
Conversion of administrative claims	672,305	941,227			941,227
Consulting services	18,043	33,488			33,488
Employee signing bonus	150,000	262,500			262,500
Conversion of bankruptcy claims	308,590	455,733			455,733
Conversion of convertible notes and accrued interest	614,121	668,304			668,304
Telisar Corporation acquisition	5,575,000	234			234
Common stock of subsidiary issued for cash	—	1,067,676			1,067,676
Common stock committed			6,099,646		6,099,646
Offering costs		(40,100)	(280,000)		(320,100)
Interest from fixed conversion features		125,807			125,807
Warrants issued in conjunction with sale of common stock by subsidiary		58,391			58,391
Warrants issued for
Services rendered		67,595			67,595
Offering costs		40,100			40,100
Purchase of intangible assets		70,000			70,000
Prepaid legal service		100,000			100,000
Services rendered to subsidiary		485,144			485,144
Net loss				(7,373,751)	(7,373,751)

Balance, December 31, 2000	13,089,100	$34,801,897	$5,819,646	$(35,164,625)	$5,456,918

The accompanying notes are an integral part of these financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2000	1999
Cash flows from operating activities
Net loss	$(7,373,751)	$(1,163,774)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	45,833	4,167
Depreciation and amortization	131,346	159,719
Interest on fixed conversion features	125,807	—
Issuance of common stock for services rendered	1,410,156	—
Issuance of warrants and options for services rendered	552,739	—
Minority interest	134,383	—
(Increase) decrease in
Due from related party	(200,295)	—
Employee advance	(699)	—
Accrued interest receivable	(13,304)	—
Deposits	(61,028)	(3,000)
Increase (decrease) in
Bankruptcy liability	(1,215,146)	—
Post petition liability	(56,113)	183,669
Accounts payable	725,514	—
Accrued expenses	368,378	515,464

Net cash used in operating activities	(5,426,180)	(303,755)

Cash flows from investing activities
Purchase of property and equipment	(168,081)	—
Purchase of certificate of deposit	(3,719,705)	—
Investment in patents	(128,652)
Increase in related party notes receivable	(325,000)	—

Net cash used in investing activities	(4,341,438)	—

Cash flows from financing activities
Proceeds from convertible notes payable	—	600,000
Proceeds from notes payable—shareholder	—	13,100
Net proceeds from common stock committed	3,940,040	—
Net proceeds from subsidiary common stock issued	1,126,301	—
Net proceeds from common stock issued	7,000,000	—

Net cash provided by financing activities	12,066,341	613,100

Net increase (decrease) in cash	$2,298,723	$309,345
Cash, beginning of year	309,359	14

Cash, end of year	$2,608,082	$309,359

Supplemental disclosures of cash flow information
Interest paid	$3,549	$—

Income taxes paid	$800	$—

The accompanying notes are an integral part of these financial statements.

Supplemental schedule of non-cash investing and financing activities

    During the year ended December 31, 2000, the Company completed the following:

  •
  Issued 70,531 shares of common stock to purchase property and equipment prior to June 30, 2000 valued at $98,743. The shares are included in the total shares issued for administrative claims on the consolidated statements of shareholders' equity (deficit).

  •
  Issued 614,121 shares of common stock and committed 20,621 shares of common stock for the conversion of notes payable of $600,000 and accrued interest of $78,532.

  •
  Committed to issue 9,357 shares of common stock for the conversion of a note payable—shareholder of $13,100.

  •
  Issued 308,590 shares and committed to issue 491,659 shares of common stock for the conversion of a bankruptcy liability of $1,317,871.

  •
  Issued 150,000 shares and committed to issue 40,000 shares of common stock for employee signing bonuses of $488,750.

  •
  Issued 399,801 shares and committed to issue 173,891 shares of common stock for services rendered valued at $921,406.

  •
  Issued 464,143 warrants and options for services rendered valued at $552,739.

  •
  Issued 1,000,000 warrants to each of the Company's two founders at an exercise price of $1.75 per share to purchase technology valued at $70,000.

  •
  Issued 100,000 warrants for future legal services valued at $100,000.

  •
  Issued 450,000 warrants for offering costs valued at $40,100.

    During the year ended December 31, 1999, the Company completed the following:

  •
  Issued 9,530 shares of common stock for the conversion of notes payable of $15,000.

  •
  Issued 28,576 warrants with an exercise price of $1.75 for offering costs valued at $50,000 related to 10 convertible promissory notes issued on December 3, 1999.

TELEGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 1—BUSINESS AND ORGANIZATION

General

    Telegen Corporation ("Telegen") and its subsidiaries (collectively, the "Company") engage in the development of flat panel display technology. Through Telegen's majority owned subsidiary, Telisar Corporation ("Telisar"), the Company also engages in the development of a proprietary high-speed network for the delivery of digital content.

    Telegen is organized as a holding company with two wholly owned active subsidiaries, Telegen Display Corporation ("TDC"), a California corporation, and Telegen Communications Corporation ("TCC"), a California corporation; a wholly owned inactive subsidiary, Telegen Display Laboratories, Inc. ("TDL"), a California Corporation; and a majority owned subsidiary, Telisar.

Acquisition

    On October 19, 2000, Telegen acquired 66.69%, or 16,725,000 founders' shares, of the outstanding common stock of Telisar (formerly known as eTraxx Corporation) in exchange for 5,575,000 shares of its common stock. Telisar is a development stage company incorporated on March 2, 2000 and founded by the Chief Executive Officer and Chief Technology Officer of Telegen. Telegen acquired the 16,725,000 shares from officers of Telisar who are also officers of Telegen.

    The acquisition of Telisar was accounted for by the Company as an exchange of ownership interests between entities under common control. The transaction has been accounted for in a manner similar to a pooling-of-interests. The operations of Telisar have been included with those of Telegen from the inception date of Telisar.

NOTE 2—FILING FOR BANKRUPTCY PROTECTION UNDER CHAPTER 11

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

    On June 28, 2000, the Company's Second Amended Plan of Reorganization (the "Plan of Reorganization") was confirmed and became effective on June 30, 2000. The Plan of Reorganization also affects the debtor's subsidiaries, TCC, and TDC. All options and warrants outstanding were subsequently canceled pursuant to the Plan of Reorganization and have been reflected as such in the financial statements as of the Filing Date.

    At December 31, 2000, the bankruptcy liability was comprised of the following:

Priority tax claims	$37,217
Accounts payable to unsecured creditors	987,557

Total	$1,024,774

NOTE 3—GOING CONCERN MATTERS

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended December 31, 2000, the Company incurred a net loss of $7,373,751 and it had negative cash flows from operations of $5,426,180. In addition, the Company had an accumulated deficit of $35,164,625 at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4—ACQUISITION OF ASSETS

    On April 1, 1998, Synercom, Inc. purchased certain tangible assets and patent rights valued at $207,584 from the Company in exchange for cash of $350,000, a note receivable of $150,000 and the rights to royalty streams on certain Company products for up to three years. The Company recorded a gain on the sale of the assets of $292,416. The note receivable was due in six installments of $25,000 each plus interest of 6% commencing on September 15, 1998. Subsequently, Synercom, Inc. defaulted on the note receivable. The Company recorded an allowance for uncollectibility of $150,000 as of December 31, 1998. On July 10, 2000, the tangible assets and patent rights purchased by SynerCom, Inc. were returned to the Company in exchange for a payment of $160,000 by the Company and a general release between SynerCom, Inc., the Company, and its principals. Synercom, Inc. was owned by a former attorney for the Company and a former officer/director.

NOTE 5—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of Telegen and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

    The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, certificate of deposit, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Cash

    For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Certificate of Deposit

    Certificate of deposit represents the Company's short-term investment with an original maturity of less than one year.

Property and Equipment

    Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of five to seven years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Patents and Trademarks

    It is the Company's practice to seek patent and trademark protection on processes and products in the United States. Patent and trademark application costs paid to third parties are capitalized, and the costs of developing the patents and trademarks are expensed as incurred. All patents are amortized using the straight-line method over their estimated useful life of 10 years.

Impairment of Long-Lived Assets

    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended December 31, 2000, the Company recognized $160,000 as an impairment loss related to certain assets.

Research and Development Costs

    For financial reporting purposes, all costs of research and development activities are expensed as incurred.

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

Loss per Share

    The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

	For the Year Ended December 31,
	2000	1999
Options outstanding under the Company's stock option plans	2,510,300	—
Options granted for services rendered	94,500	—
Warrants issued as offering costs for private placements	450,000	28,576
Warrants issued in conjunction with the sale of common stock of Telisar	45,618	—
Warrants issued as prepayment for legal fees	100,000	—
Warrants issued for services rendered	396,643	—
Warrants issued to purchase technology	2,000,000	—
Convertible promissory notes	—	558,756
Warrants issued pursuant to employment contract	75,000	—

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

Recently Issued Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

    In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

NOTE 6—CASH AND CERTIFICATE OF DEPOSIT

    The Company maintains cash and a certificate of deposit at banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of

December 31, 2000, the uninsured portions of cash and the certificate of deposit held at the banks aggregated to $2,385,572 and $3,619,705, respectively.

    At December 31, 2000, cash in the amounts of $373,683 and $165,174 was restricted for use in connection with bankruptcy creditor claims and corporate Visa cards, respectively.

NOTE 7—NOTES RECEIVABLE—RELATED PARTIES

    On May 15, 2000, Telisar loaned $50,000 to a company owned by an individual who later became the Company's President. The loan is due on or before January 31, 2001, earns interest at 8% per annum, and is secured by 50,000 shares of Telisar's common stock. As of December 31, 2000, the outstanding balance was $50,000, which was subsequently collected in January 2001.

    On July 10, 2000, the Company loaned $60,000 to an officer as an advance against his compensation for the next year. Monthly payments of $10,000 taken as deductions from the officer's salary are due on the loan starting on August 10, 2000, with any remaining principal and interest due on or before January 10, 2001. The loan bears interest at the rate of 10% per annum and is unsecured. As of December 31, 2000, the outstanding balance was $25,000. In January 2001, $20,000 was collected.

    On July 13, 2000, the Company loaned $250,000 to a company owned by its President. The loan is due on or before January 31, 2001, earns interest at the rate of 8% per annum, and is secured by 50,000 shares of the Company's common stock. As of December 31, 2000, the outstanding balance was $250,000. In January 2001, $50,000 was collected. On March 5, 2001, the Company agreed to extend the due date of the note to February 1, 2002 and an additional 12,500 shares were pledged to secure the loan.

NOTE 8—PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 2000 consisted of the following:

Machinery and equipment	$1,176,403
Furniture and fixtures	92,163
Automobile	9,100
Leasehold Improvements	93,577

1,371,243
Less accumulated depreciation and amortization	959,336

Total	$411,907

NOTE 9—CONVERTIBLE NOTES PAYABLE

    On April 9, 1999, the Company entered into a convertible promissory note for $100,000 with a former director. The note bore interest at 10% per annum and was due five years from the date of the note. Upon confirmation of a Plan of Reorganization, the holder had the option, in lieu of repayment in cash, to convert, in whole or in part, any portion of the outstanding principal or interest into shares of common stock at a conversion price of 50% of the average of the five-day closing prices of the Company's common stock as reported on the Over-the-Counter Bulletin Board prior to April 9, 1999, which was calculated as $0.496 per share. During the year ended December 31, 2000, the Company recorded a financing charge of $125,807, representing the difference between the $0.496 conversion price and the Company's stock price of $1.12 on the issuance date.

    On December 3, 1999, the Company issued convertible promissory notes to 10 investors for an aggregate of $500,000. The notes bore interest at 15% per annum and were due the earlier of (i) one year from the date of the note or (ii) the effective date under a plan or reorganization that is confirmed in Chapter 11 Case No. 98-34876-DM-11. Upon confirmation of the plan by the court, the holder had the option, in lieu of repayment in cash, to convert, in whole or in part, any portion of the outstanding principal or interest on the note into shares of common stock at a conversion price of $1.40 per share. The Company incurred loan offering costs of cash for $50,000, 8,572 shares of common stock valued at $15,000, and warrants to purchase 28,572 shares of common stock valued at $50,000. The warrants had an exercise price of $1.75, vested immediately, and expired in December 2002. The warrants were being amortized as offering costs over the term of the convertible promissory notes.

    In October 2000, all convertible note holders elected to convert the total of the note balance and accrued interest into shares of the Company's common stock at the agreed-upon conversion prices per share.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Leases

    The Company leases its office facilities under various operating lease agreements with third parties. Future minimum lease payments at December 31, 2000 were as follows:

Year Ending December 31,
2001	$208,847
2002	96,432

Total	$305,279

    Rent expense was $192,167 and $0 for the years ended December 31, 2000 and 1999, respectively.

Employment Agreements

    On October 13, 1998, the Company entered into employment agreements with its Chief Executive Officer and Chief Technology Officer for terms of five years. Under the terms of the agreements, these officers will receive annual salaries of $200,000 and $180,000, respectively, with the option to convert any portion of accrued salary into the Company's common stock at a rate of 20% below the price offered in the Company's first equity financing, which was the December 1999 offering at $1.75 per share. During the year ended December 31, 2000, both officers elected to convert their accrued salaries in the aggregated amount of $574,340 into the Company's common stock at $1.40 per share, and 410,243 shares of the Company's common stock are committed for the conversion.

    On June 30, 2000, the Company amended the employment agreements with its Chief Executive Officer and its Chief Technology Officer, increasing their annual salaries to $500,000 and $450,000, respectively. Effective March 1, 2001, the Company amended the employment agreements with its

Chief Executive Officer and its Chief Technology Officer, decreasing their annual salaries to $200,000 and $200,000, respectively, for the remaining contract terms of the officers' employment agreements.

    In April 2000, Telisar entered into a two-year employment agreement with its Chief Administrative Officer for an annual salary of $200,000. On July 1, 2000, the employment agreement between Telisar and the officer was assigned to the Company, and the annual salary was amended to $250,000.

    On July 1, 2000, the Company entered into two-year employment agreements with its Senior Vice President and President/Chief Operating Officer. The annual salaries for the two officers are $150,000 and $400,000, respectively. In addition, the Company issued 25,000 and 100,000 shares, respectively, of the Company's common stock as signing bonuses valued at $262,500 in total. Subsequent to December 31, 2000, the Company's Senior Vice President resigned. Effective March 1, 2001, the Company amended the employment agreement with its President/Chief Operating Officer, decreasing his annual salary $200,000 for the remaining contract terms of the officer's employment agreement.

    On September 15, 2000, the Company entered into a three-year employment agreement with its Vice President of Business Development for an annual salary of $150,000. In addition, the Company will issue 25,000 shares of the Company's common stock as a signing bonus valued at $200,000.

Litigation

    The Company was involved in litigation with its former landlord for delinquency in lease payments. In January 2000, the parties entered into an agreement to settle the litigation, which reduced an unsecured claim in the bankruptcy of $250,000, and the Company accepted and paid a $75,000 administrative claim to the former landlord company to cover all post petition costs incurred by the former landlord.

    On July 26, 2000, Display Research Laboratories, Inc. ("DRL"), W. Edward Naugler, Jr., and David Guo (the "Plaintiffs") filed an action (the "Complaint") in the United States Bankruptcy Court for the Northern District of California, San Francisco Division (the "Court"), against the Company and Jessica L. Stevens, the Company's Chief Executive Officer. The Plaintiffs seek a declaratory judgment from the Court that they are not in violation of any patents or intellectual property rights owned by the Company relating to the HGED flat panel display technology. The Plaintiffs also allege that the Company and Ms. Stevens abused the bankruptcy rules by seeking examination of the Plaintiffs under the bankruptcy rules. Mr. Naugler and Mr. Guo were formerly officers of the Company's flat panel subsidiary, TDL.

    On September 22, 2000, the Company and Ms. Stevens filed a cross complaint (the "Cross Complaint") against the Plaintiffs and a former attorney of the Company, alleging, among other causes of action, theft of trade secrets, patent infringement and breach of fiduciary duty relating to the founding of DRL, and use of certain technologies by the Plaintiffs and others that the Company believes are owned by the Company. On October 13, 2000, the Complaint and the Cross Complaint were moved to the Federal District Court for the Northern District. The cause of action alleging abuse of process against the Company and Ms. Stevens was subsequently dismissed without prejudice. On December 5, 2000, the Company dismissed the Cross Complaint against the former attorney without prejudice.

    The Company is also subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, and cash flows.

NOTE 11—SHAREHOLDERS' EQUITY

Stock Offerings

    On December 15, 1999, the Company commenced an offering (the "1999 Offering") of up to 7,885,714 shares of common stock at a price of $1.75 per share. On March 7, 2000, the Company closed the 1999 Offering upon the receipt of subscriptions for 4,000,000 shares. The 1999 Offering was conducted pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (the "Act"). The Company incurred offering costs of 18% (13% to the selling agents and 5% to a related party) of the gross proceeds of the offering, or approximately $1,260,000, which was converted into 720,000 shares of the Company's common stock at $1.75 per share. In addition, the Company incurred offering costs for the issuance of warrants to purchase 400,000 shares of common stock valued at $40,000. The warrants have an exercise price of $1.75, vest immediately, and expire in June 2003.

    On March 27, 2000, the Company entered into an agreement to conduct three additional offerings of common stock. These offerings are being conducted pursuant to Rule 506 of Regulation D under the Act. The first offering was for 1,000,000 shares at $10 per share (the "$10 Offering") for a total of $10,000,000. The second offering will follow completion of the first and will be for total proceeds of up to $10,000,000. The third offering will follow completion of the second and will be for total proceeds of up to $5,000,000. The offering prices for the two additional offerings will be set by the Company and the selling agents based upon market conditions, but are required to be at least $10 per share. As of June 30, 2000, the Company has been informed by the selling agents that subscriptions have been received for approximately $7,200,000 in the first phase of the offering at $10 per share. The second and third offerings were never conducted.

    The proceeds were held in escrow until a registration statement covering all the shares in the offering has been declared effective by the Securities and Exchange Commission ("SEC") within 180 days after confirmation of the Plan of Reorganization.

    In December 2000, the terms of the $10 Offering were changed to reduce the share price to $5 per share and to extend to April 30, 2001 that date by which a registration statement covering all the shares in the $10 Offering had been declared effective by the SEC. Subsequent to December 31, 2000, the Company withdrew the $10 Offering and instructed the selling agents to return all proceeds to the investors.

    On March 29, 2000, an offering of 500,000 shares of common stock to a group of foreign investors (the "Regulation S Offering") at a price of $8 per share was fully subscribed for gross proceeds of $4,000,000. Closing of the Regulation S Offering is contingent upon the debtor's filing of a registration statement with the SEC to permit the investors to sell their shares in the public market. The Company incurred offering costs of 12% (7% to the selling agents and 5% to a related party) of the gross proceeds of the offering, or approximately $480,000, in which $80,000 was paid with cash and $400,000 was paid with shares of the Company's common stock at $8 per share. In addition, the Company incurred offering costs for the issuance of warrants to purchase 50,000 shares of common stock valued at $100. The warrants have an exercise price of $8, vest immediately, and expire in June 2003.

    The Company amended the terms and conditions of the March 29, 2000 offering in a letter agreement dated December 14, 2000. In the letter agreement, the per share offering price was reduced from $8 per share to $3.25 per share, which increased the number of shares of common stock subscribed from 500,000 to 1,230,770 shares. The proceeds of $4,000,000 were released to the Company on December 26, 2000.

Subsidiary Stock Offering

    During the year ended December 31, 2000, Telisar issued 518,007 shares of Telisar's common stock at a price of $2.25 per share. The offering was conducted pursuant to Rule 506 of Regulation D under the Act. In addition, each investor received one warrant to purchase one share of Telegen's post-confirmation common stock at an exercise price of $10 per share (the "Warrant") for every 10 shares of the Company's common stock purchased, which were valued at $58,391. All such Warrants were issued upon confirmation of Telegen's Plan of Reorganization and are exercisable for a period of three years from the date of issuance. The Company incurred cash offering costs of 6% of the gross proceeds of the offering, or $76,805.

    On March 27, 2000, Telisar completed an offering of 1,200,000 shares of common stock at a price of $0.50 per share. The offering was conducted pursuant to Rule 506 of Regulation D under the Act.

Common Stock Warrants and Options

    During the year ended December 31, 2000, the Company granted 100,000 warrants to one of its attorneys as a prepayment for future legal services valued at $100,000.

    During the year ended December 31, 2000, the Company granted 125,000 warrants each to two outside consultants for marketing services rendered valued at $8,750 in the aggregate.

    During the year ended December 31, 2000, the Company granted 107,143 warrants valued at $485,144 to a vendor of Telisar for research and development services rendered.

    During the year ended December 31, 2000, the Company granted 10,000 warrants to a vendor for a $10,000 deduction in payments for services rendered.

    During the year ended December 31, 2000, the Company granted 2,500 warrants for services rendered valued at $1,250.

    During the year ended December 31, 2000, the Company granted 50,000 and 20,000 options to its outside research and development team and a member of the team, respectively, as performance bonuses valued at $24,000 and $9,600, respectively.

    During the year ended December 31, 2000, the Company granted 24,500 options to its advisory board members for becoming members and attending meetings valued at $13,995.

    During the year ended December 31, 2000, the Company issued the Chief Executive Officer 1,000,000 warrants for the purchase of certain technology valued at $35,000 and issued the Chief Technology Officer 1,000,000 warrants for the purchase of certain technology valued at $35,000. The value of the warrants was established at the officers' cost basis in the technology.

    A summary of the Company's warrant activity is listed below:

	Warrants Outstanding	Weighted- Average Exercise Price
Outstanding, December 31, 1998	—	—
Granted	28,576	$1.75

Outstanding, December 31, 1999	28,576	$1.75
Granted	3,040,261	$1.90
Expired/canceled	(62,786)	$1.40

Outstanding, December 31, 2000	3,006,051	$1.91

Exercisable, December 31, 2000	2,861,694	$1.92

    A summary of the Company's option activity is listed below:

	Options Outstanding	Weighted- Average Exercise Price
Outstanding, December 31, 1998 and 1999	—	$—
Granted	94,500	$1.86

Outstanding, December 31, 2000	94,500	$1.86

Exercisable, December 31, 2000	94,500	$1.86

    The fair value of certain warrants or options was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the year ended December 31, 2000: dividend yield of 0%, risk-free interest rate of 6%, expected volatility of 40%, and expected life of 2.5 years.

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

    The Notes had a one-year term with a 6% balloon interest payment due at the end of the term of the Notes. The Notes were subordinated to all other existing debt of the Company, both as to interest and principal and upon liquidation. The Notes were also convertible into registered shares of common stock at any time by a holder. Such number of shares of common stock is to be determined by dividing the amount of the face value of the Note tendered by the Conversion Price. The Company could prepay the Notes at any time after giving 15 days prior written notice to the holders.

    The Exchange Offer was extended to certain holders of the Company's unregistered common stock in order to allow them to exchange their common shares for shares of convertible preferred stock or convertible debt. The holders were from the August 1997 and October 1997 Private Placements, along with two additional individual investors. As of December 31, 2000, none of the holders exchanged their common shares for convertible preferred stock.

2000 Employee Stock Purchase Plan

    On June 30, 2000, the Company readopted its 1996 Stock Purchase Plan and renamed it the 2000 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, all qualified employees, defined as any individual who is an employee of the Company for tax purposes and more than five months in any calendar year, (but excluding any employee who (i) would own capital stock of the Company and/or hold outstanding options to purchase such stock equal to or greater than 5% or more of the total combined voting power or value of all classes of the capital stock of the Company or of any subsidiary or (ii) to the extent that his/her rights to purchase stock under all employee stock purchase plans of the Company accrues at a rate which exceeds $25,000 worth of stock), may authorize payroll deductions of up to 15% of their total compensation towards the purchase, on a half-year basis on January 1 and

July 1, of common stock in the Company at 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower.

2000 Officer Stock Purchase Plan

    On June 30, 2000, the Company adopted the 2000 Officer Stock Purchase Plan ("OSPP"). Under the OSPP, all qualified employees, defined as any individual who would own capital stock of the Company and/or hold outstanding options to purchase such stock equal to or greater than 5% or more of the total combined voting power or value of all classes of the capital stock of the Company or of any subsidiary (but excluding any employee who to the extent that his/her rights to purchase stock under all employee stock purchase plans of the Company accrues at a rate which exceeds $25,000 worth of stock), may authorize payroll deductions of up to 15% of their total compensation towards the purchase, on a half-year basis on January 1 and July 1, of common stock in the Company at 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower.

2000 Stock Option Plan

    The Company adopted the 1996 Stock Option Plan in October 1996 to provide additional incentives to the employees and consultants of the Company. The Company reserved 200,000 shares of its common stock for issuance under the Option Plan. All unexercised options under the Option Plan prior to the filing of the Chapter 11 Case were cancelled under the Plan of Reorganization (see Note 2).

    On June 30, 2000, the Company has readopted its 1996 Stock Option Plan and renamed it the 2000 Stock Option Plan (the "Option Plan'), which expires in 2010. Options granted may be incentive options or non-statutory stock options, as determined by the Board of Directors at the time of grant. In addition, stock purchase rights and stock awards many also be granted under the Option Plan.

    Under the Option Plan, the options are granted to employees for a term of no more than five years at an exercise price not less than the fair market value of the Company's common stock as determined by the Board of Directors at the time of the option grant. For employees owning more than 10% of the total combined voting power of all class of stock of Telegen or any parent or subsidiary, the term of the options shall be three years from the date of grant at an exercise price shall be no less than 110% of the fair market value per share on the date of grant. The aggregate number of shares that may be issued pursuant to the plan is 3,500,000 over the life of the plan.

    On July 1, 2000, the Company amended its 2000 Stock Option Plan to increase the number of stock options available to be granted under the Plan to 3,500,000. In addition, the Company granted 75,000 warrants to the Company's President as part of his employment contract. The President's warrants have an exercise price of $1.75, vest immediately, and expire three years from the date of grant. No compensation expense was recorded for these options and warrants as the exercise price was equal to the value of the Company's common stock on the date of grant.

2000 Director Option Plan

    On June 30, 2000, the Company adopted the 2000 Director Option Plan to attract and retain outside directors. Under the plan agreement, each outside director will be automatically granted an option to purchase 20,000 shares of common stock on each date such outside director is elected by the shareholders. This option may be granted only once in any given calendar year at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The term of the option will be 10 years from the date of grant. The option will vest equally over 12 months on the anniversary date of each month, provided that the optionee continues to serve as a director on such dates.

Stock Options

    The following summarizes the stock option transactions under the stock option plans:

	Stock Options Outstanding	Weighted- Average Exercise Price
Outstanding, December 31, 1998 and 1999	—	$—
Granted	2,510,300	$2.10

Outstanding, December 31, 2000	2,510,300	$2.10

Exercisable, December 31, 2000	2,110,917	$1.87

    There were 2,014,700 options available for future grant at December 31, 2000 under the 2000 Stock Option Plan.

    The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2000 and 1999 would have been increased to the pro forma amounts indicated below:

	2000	1999
Net loss as reported	$(7,373,751)	$(1,163,774)
Net loss, pro forma	$(8,340,104)	$(1,163,774)
Basic loss per share as reported	$(1.86)	$(1.22)
Basic loss per share, pro forma	$(2.11)	$(1.22)

    The fair value of these options was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the year ended December 31, 2000: dividend yield of 0%; risk-free interest rate of 6%; volatility of 40%; and expected life of 3.66 years.

    For options granted during the year ended December 31, 2000 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.61, and the weighted-average exercise price of such options was $2.22. For options granted during the year ended December 31, 2000 where the exercise price exceeded the stock price at the date of the grant, the weighted-average fair value of such options was $0.41, and the weighted-average exercise price of such options was $1.93. No options were granted during the year ended December 31, 2000 where the exercise price was less than the stock price at the date of the grant.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Contingent Stock Options

    On July 1, 2000, the Company agreed to grant stock options to its Chief Executive Officer, Chief Technology Officer, and President contingent upon the Company raising certain minimum total amounts of funding through its 1999 and 2000 private placements. If the Company raised gross proceeds of $25,000,000 by December 31, 2000, each of the three officers would be granted 100,000 stock options with an exercise price of $1.75 that would expire on December 31, 2003. If the Company raised gross proceeds of $31,000,000 by December 31, 2000, each of the three officers would be granted 200,000 stock options with an exercise price of $1.75 that would also expire on December 31, 2003. At December 31, 2000, no options had been issued since the Company did not raise the minimum amount of funding through the 1999 and 2000 private placements.

NOTE 12—INCOME TAXES

    The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 2000 and 1999:

	2000	1999
Current
Federal	$—	$—
State	800	800

	800	800

Deferred
Federal	—	—
State	—	—

	—	—

Provision for income taxes	$800	$800

    The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2000 and 1999 as follows:

	2000	1999
Statutory regular federal income tax rate	34.0%	34.0%
State taxes	5.8	5.8
Tax credits	2.4	2.4
Change in valuation allowance	(42.2)	(42.2)

Total	—%	—%

    The tax effects of temporary differences which give rise to deferred taxes at December 31, 2000 consisted of:

Deferred tax assets
Federal net operating loss carryforward	$13,127,445
State operating loss carryforward	2,481,053
Accrued vacation	64,158
Tax credits	872,667
Other	(914,962)

Total gross deferred tax assets	15,630,361
Less valuation allowance	15,630,361

Net deferred tax assets	$—

    As of December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $38,610,000 and $28,066,000, respectively. The net operating loss carryforwards begin expiring in 2010 and 2000, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

NOTE 13—RELATED PARTY TRANSACTIONS

    During the year ended December 31, 2000, the Company conducted and completed two offerings of common stock through two selling agents, who are associated with the President of the Company. The Company paid offering costs of 13% and 7% of the gross proceeds of the two offerings to the two selling agents and 5% of the gross proceeds of the two offerings to a Board member. The aggregate offering costs paid to the related parties were approximately $1,740,000, of which $80,000 was paid in cash and the rest converted into 770,000 shares of the Company's common stock.

    During the year ended December 31, 2000, the Company issued 1,000,000 warrants to each of two officers to purchase intangible assets valued at $70,000.

    At December 31, 2000, the due from related party amount represents an overpayment of offering costs to one selling agent.

NOTE 14—SUBSEQUENT EVENTS (UNAUDITED)

2000 Telisar Stock Option Plan

    The Board of Directors of Telisar adopted the Telisar 2001 Stock Option Incentive Plan (the "Telisar Plan") on April 11, 2001 to provide additional incentive to the employees and consultants of Telisar. Options granted are incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The specific terms of each option grant are approved by the Telisar Board and reflected in a written stock option agreement between Telisar and each grantee. Generally, the options are for a term of no more than five years at an exercise price not less than the fair market value of Telisar's common stock as determined by Telisar's Board of Directors at the time of option grant. Common stock may also be granted or sold under the Telisar Plan independent of any option grant. Telisar has reserved 1,000,000 shares of its Common Stock for issuance under the Telisar Plan.

    Employees of Telisar are also eligible to participate in Telegen's 2000 Employee Stock Option and 2000 Employee Stock Purchase Plans.

QuickLinks

Telegen Corporation Annual Report on Form 10-KSB
PART I
ITEM 1. DESCRIPTION OF BUSINESS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
Date: April 13, 2000 POWER OF ATTORNEY
TELEGEN CORPORATION AND SUBSIDIARIES CONTENTS December 31, 2000
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
TELEGEN CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET December 31, 2000
TELEGEN CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31,
TELEGEN CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) For the Years Ended December 31,
TELEGEN CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31,
TELEGEN CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2000