Form 10QSB
period 2001-03-31
TELEGEN CORP /CO/
filed 2001-05-15
CIK 906448

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission file number: 0-21864

Telegen Corporation
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	84-0672714 (I.R.S. Employer Identification Number)

1840 Gateway Drive, Suite 200
San Mateo, California 94404
(Address of principal executive offices, including zip code)

(650) 261-9400
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/  No / /

    The number of issued and outstanding shares of the Registrant's Common Stock as of March 31, 2001, was 14,519,004.

Telegen Corporation
Quarterly Report on Form 10-QSB

Table of Contents

PART I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	9
PART II—OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	16
ITEM 5.	OTHER INFORMATION	16
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	16
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of March 31, 2001
(Unaudited)

March 31, 2001
(unaudited)
ASSETS
Current assets
Cash	$4,053,584
Due from related party	15,586
Employee advance	393
Notes receivable—related party	205,000
Prepaid expenses	104,960
Accrued interest receivable	15,317

Total current assets	4,394,840
Property and equipment, net	423,181
Intangible assets	259,949
Deposits	62,385

Total assets	$5,140,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bankruptcy liability	$1,024,774
Accounts payable	424,307
Accrued expenses	140,217

Total current liabilities	1,589,298

Contingencies
Minority interest in subsidiaries	80,572

Shareholders' equity
Preferred stock, $1 par value, $1,000 liquidation preference 15,000 shares authorized no shares issued and outstanding	—
Common stock, no par value 100,000,000 shares authorized 14,519,004 shares issued and outstanding	38,965,675
Common stock committed	1,655,868
Accumulated deficit	(37,151,058)

Total shareholders' equity	3,470,485

Total liabilities and shareholders' equity	$5,140,355

The accompanying notes are an integral part of these financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended March 31,
(Unaudited)

	2001	2000
	(unaudited)	(unaudited)
Operating expenses
Research and development	$500,220	$80,207
General and administrative	1,610,187	359,641

Total operating expenses	2,110,407	439,848

Loss from operations	(2,110,407)	(439,848)

Other income (expense)
Interest expense	—	(15,000)
Interest income	70,161	—

Total other income (expense)	70,161	(15,000)

Loss before minority interest	(2,040,246)	(454,848)
Minority interest	53,811	—

Net loss	$(1,986,435)	$(454,848)

Basic and diluted loss per share attributable to common Shareholders	$(0.14)	$(0.48)

Weighted-average common shares outstanding	14,179,569	951,974

The accompanying notes are an integral part of these financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Three Months Ended March 31,
(Unaudited)

	2001	2000
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(1,986,435)	$(454,848)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	44,802	41,382
Amortization of deferred financing costs	—	12,500
Minority interest	(53,811)	—
(Increase) decrease in
Due from related party	184,709	—
Employee advance	306	—
Accrued interest receivable	(2,013)	—
Prepaid expenses	(4,960)	—
Deposits	1,643	(800)
Increase (decrease) in
Accounts payable	(309,191)	—
Accrued expenses	(149,629)	167,057

Net cash used in operating activities	(2,274,579)	(234,709)

Cash flows from investing activities
Purchase of property and equipment	(54,326)	(5,730)
Increase in intangible assets	(65,298)	—
Sale of certificate of deposit	3,719,705	—
Decrease in notes receivable—related parties	120,000	—

Net cash provided by investing activities	3,720,081	(5,730)

Cash flows from financing activities
Proceeds from common stock	—	5,040

Net cash provided by financing activities	—	5,040
Net increase (decrease) in cash	1,455,502	(235,399)
Cash, beginning of period	2,608,082	309,359

Cash, end of period	$4,053,584	$73,960

The accompanying notes are an integral part of these financial statements.

NOTE 1—BUSINESS AND ORGANIZATION

    Telegen Corporation ("Telegen"), a California publicly-traded corporation, is a diversified, high technology company with products, both developed and in development, in the flat panel display, telecommunications, and wireless datacasting markets.

    Telegen is organized as a holding company with two wholly owned active subsidiaries, Telegen Display Corporation ("TDC"), a California corporation, and Telegen Communications Corporation ("TCC"), a California corporation; a wholly owned inactive subsidiary, Telegen Display Laboratories, Inc. ("TDL"), a California Corporation; and a majority owned subsidiary, Telisar Corporation ("Telisar").

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

    At March 31, 2001, the bankruptcy liability was comprised of the following:

Priority tax claims	$37,218
Accounts payable to unsecured creditors	987,557

Total	$1,024,774

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

    The consolidated financial statements include the accounts of Telegen and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Basis of Presentation

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

  Going Concern

    The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

NOTE 4—NOTES RECEIVABLE—RELATED PARTIES

    On July 10, 2000, the Company loaned $60,000 to an officer as an advance against his compensation for the next year. Monthly payments of $10,000 taken as deductions from the officer's salary are due on the loan starting on August 10, 2000, and any remaining principal and interest are due on or before January 10, 2001. The loan bears interest at the rate of 10% per annum and is unsecured. As of March 31, 2001, the outstanding balance was $5,000 (unaudited), which was subsequently collected.

    On July 13, 2000, the Company loaned $250,000 to a company owned by its President. The loan is due on or before January 31, 2001, earns interest at 8% per annum, and is secured by 50,000 shares of the Company's common stock. As of March 31, 2001, the outstanding balance was $200,000 (unaudited). On March 5, 2001, the Company agreed to extend the due date of the note to February 1, 2002, and an additional 12,500 shares of the Company's common stock were pledged to secure the loan.

NOTE 5—PROPERTY AND EQUIPMENT

    Property and equipment at March 31, 2001 consisted of the following:

Automobile	$9,100
Machinery and equipment	1,185,870
Furniture and fixtures	92,163
Leasehold improvements	138,436

1,425,569
Less accumulated depreciation and amortization	1,002,388

Total	$423,181

NOTE 6—CONTINGENCIES

  Litigation

    The Company is also subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, and cash flows.

NOTE 7—SUBSEQUENT EVENTS

  2001 Telisar Stock Option Plan

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

    Telegen, through its subsidiary and predecessor corporation, Telegen Communications Corporation ("TCC"), was organized and commenced operations in May 1990. From inception until 1993, Telegen was principally engaged in the development and testing of its telecommunications products. Telegen's first product sales and revenues were realized in 1991. Revenues from 1991 through 1995 were derived primarily from sales of Telegen's telecommunications products. In 1996, revenues were derived primarily from the operations of Morning Star Multimedia, Inc. ("MSM"), then a subsidiary of the Company. In 1997, revenues were derived from the operations of MSM and TCC, a subsidiary of the Company. In 1998, revenues were derived from the operations of TCC. In 1999, 2000, and during the first quarter of 2001, Telegen had no operating revenues.

    Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of March 31, 2001, had an accumulated deficit of $37,151,058. As of March 31, 2001, Telegen had a working capital of $2,805,542. Telegen expects to continue to incur substantial operating losses through 2001. In order to become profitable, Telegen must successfully develop commercial products, manage its operating expenses, establish manufacturing capabilities, create sales for its products and create a distribution capability.

    Telegen has made significant expenditures for research and development of its products. In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.

    Research and Development.  Research and development expenses were $500,220 for the first quarter of 2001 compared to $80,207 for the first quarter of 2000. Increased research and development expenses for the first quarter of 2001 resulted from increased availability of funds and restarting of development activities related to the Company's HGED flat panel display and Telisar's development efforts related to its datacasting technology; of the 2001 research and development expenses, $358,063 was attributable to Telegen and $142,157 was attributable to Telisar. Decreased research and development expenses for the first quarter of 2000 resulted from reduced staffing and availability of funds; all of the research and development for the first quarter of 2000 was attributable to Telegen.

    General and Administrative.  General and Administrative expenses were $1,610,187 for the first quarter of 2001 compared to $359,641 for the first quarter of 2000. The increase in the first quarter of 2001 was related to increased availability of funds and increased staffing and corporate activities; of the 2001 general and administrative expenses, $1,563,455 was attributable to Telegen, $28,480 was attributable to Telisar and $18,252 was attributable to Telegen Display Corporation. Decreased general and administrative expenses for the first quarter of 2000 resulted from reduced staffing and availability of funds; all of the general and administrative expenses for the first quarter of 2000 were attributable to Telegen. The primary components of general and administrative expenses for the first quarters of 2000 and 2001 were employee salaries and accounting and legal expenses.

    Interest Income and Expense.  Interest income for the first quarter of 2001 was $70,161 as compared with interest expense of $15,000 for the first quarter of 2000. The increase in interest income for the first quarter of 2001 resulted from interest earned on deposits held in financial institutions; of the interest income, $61,066 was attributable to Telegen and $9,095 was attributable to Telisar. Interest expense for the first quarter of 2000 was attributable to Telegen related to notes outstanding during the period.

Liquidity and Capital Resources

    Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. From the inception of the Company through March 31, 2001, Telegen and its subsidiaries have raised a total of $40,621,543 in net capital through the sale of Telegen common stock, preferred stock and subsidiary common stock.

    Telegen did not issue any shares of common stock during the first quarters of 2001 and 2000 in lieu of cash as payment for certain operating expenses, legal fees and employee services.

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

    Telegen anticipates incurring substantial costs for research and development, sales and marketing activities. Management believes that development of commercial products, an active marketing program and a significant field sales force are essential for Telegen's long-term success. Telegen estimates that its total expenditures for research and development and related equipment and overhead costs will aggregate over $7,000,000 during 2001. Telegen estimates that its total expenditures for sales and marketing will aggregate over $1,000,000 during 2001. See "Item 5. Other Information."

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

Company has No Revenues

    Telegen has had no revenues since the year ended 1998. The Company has been engaged in lengthy development of its flat panel display technology since 1995 and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from inception through March 31, 2001 is $37,151,058. The Company will continue to incur operating losses through 2001. In order to become profitable, the Company must successfully complete development of its HGED flat panel display technology, develop new products, establish a volume production line, successfully market and sell its display products, expand its distribution capability and manage its operating expenses. There can be no assurance that the Company will meet and realize any of these objectives or ever achieve profitability.

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

Going Concern

    Singer Lewak Greenbaum & Goldstein LLP, in their independent auditors' report for the year ended December 31, 2000, has expressed "substantial doubt" as to Telegen's ability to continue as a going concern based on significant operating losses that Telegen has incurred since inception. Telegen's consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 3 of the notes to the consolidated financial statements for the year ended December 31, 2000.

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

Listing of the Company's Stock on the Over-the-Counter Electronic Bulletin Board

    The Company's common stock currently is quoted on the Over-the-Counter Electronic Bulletin Board (the "EBB"). There is no assurance that the EBB can or will provide sufficient liquidity for the purchase and sale of the Company's common stock. The Company's common stock was trading on the Nasdaq SmallCap Market ("SmallCap") until January 22, 1998, when it was listed on the EBB. The Company intends to return to the SmallCap as soon as it meets the listing and maintenance requirements. On February 22, 1998, Nasdaq raised such listing and maintenance requirements. There can be no assurance that the Company will be successful in relisting its stock on the SmallCap, in the near future, if at all, or that, if such efforts are successful, a broad trading market will develop in the Company's stock.

Telegen's Common Stock may be Subject to the Penny Stock Rules.

    Since the Company's common stock is not listed on certain national securities exchanges or the Nasdaq Stock Market, Inc. and the price at which the Company expects the common stock to be quoted for the foreseeable future may be below $5.00, it is possible that resales of the Company's common stock will be subject to the requirements of the penny stock rules. The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national securities exchanges or quoted on the Nasdaq Stock Market). The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is suitable investment for the purchaser and to receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the market. As the Company's common stock will likely be subject to the penny stock rules, investors may find it more difficult to sell the Company's common stock.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

    Other Legal Proceedings or Claims.  From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse affect on the Company's financial condition or results of operations.

ITEM 5. OTHER INFORMATION

    On March 27, 2000, the Company entered into a Selling Agent Agreement to conduct up to three private placement offerings of its post reorganization shares of common stock ("New Common Stock"). The first offering was for up to 1,000,000 shares of New Common Stock at $10 per share for total gross proceeds of up to $10,000,000 ("$10 Offering"). The second offering and third offerings were never conducted. As of June 30, 2000, the Company had been informed by its selling agents that subscriptions had been received for approximately $7,200,000 in the $10 Offering. The proceeds were required to be held in escrow until a registration statement covering all the shares in the $10 Offering had been declared effective by the Securities and Exchange Commission ("SEC") within 180 days after confirmation of the Company's Plan of Reorganization. On December 18, 2000, the terms of the $10 Offering were changed to reduce the share price to $5.00 per share and to extend to April 30, 2001 the date by which a registration statement covering all the shares in the $10 Offering must have been declared effective by the SEC. Following the Company's determination that it would be unable to meet the April 30, 2001 deadline for effectiveness of its registration statement, it filed a request to withdraw its registration statement with the SEC effectively withdrawing the registration statement on April 10, 2001, and instructed the selling agents to return all proceeds to the investors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

     None.

  (b)
  Reports of Form 8-K

    The following is a list of Current Reports on Form 8-K filed by the Registrant during the quarter ended March 31, 2001:

  (1)
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

TELEGEN CORPORATION (Registrant)
Dated: May 15, 2001	By:	/S/ JESSICA L STEVENS
Jessica L. Stevens Chief Executive Officer (Duly Authorized Officer and Principal Financial and Accounting Officer

QuickLinks

Table of Contents
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
TELEGEN CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
TELEGEN CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
TELEGEN CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
SIGNATURES