Form 10QSB
period 2001-09-30
TELEGEN CORP /CO/
filed 2001-11-14
CIK 906448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                                EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

YES ☒   NO ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES ☒   NO ☐

The number of issued and outstanding shares of the Registrant's Common Stock as of September 30, 2001, was 15,951,789.

Telegen Corporation

Quarterly Report on Form 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TELEGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of September 30, 2001

(Unaudited)

(unaudited)
September 30,
2001

ASSETS

Current assets
Cash	$1,032,498
Due from related party	295
Notes receivable - related party	200,000
Prepaid expenses	185,210
Accrued interest receivable	21,096

Total current assets	1,439,099

Property and equipment, net	349,440
Intangible assets	308,284
Deposits	99,893

Total assets	$2,196,716

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bankruptcy liability	$153,019
Accounts payable	530,399
Accrued expenses	149,881

Total current liabilities	833,299

Commitments and Contingencies

Shareholders' equity
Preferred stock, $1 par value 10,000,000 shares authorized no shares issued and outstanding	- -
Common stock, no par value 100,000,000 shares authorized 15,951,789 shares issued and outstanding	41,518,137
Common stock committed	58,086
Accumulated deficit	(40,212,806)

Total shareholders' equity	1,363,417

Total liabilities and shareholders' equity	$2,196,716

The accompanying notes are an integral part of these financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Nine Months Ended September 30,

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2001	2000	2001	2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating expenses
Sales and marketing	$30,292	$-	$97,170	$-
Research and development	511,653	126,882	1,667,345	271,147
General and administrative	984,933	2,314,851	3,591,287	3,114,342

Total operating expenses	1,526,878	2,441,733	5,355,802	3,385,489

Loss from operations	(1,526,878)	(2,441,733)	(5,355,802)	(3,385,489)

Other income (expense)
Interest income	20,111	141,802	187,479	298,698
Interest expense	(988)	(20,000)	(14,243)	(50,000)
Total other income (expense)	19,123	121,802	173,236	248,698

Loss before minority interest	(1,507,755)	(2,319,931)	(5,182,566)	(3,136,791)

Minority interest	14,038	-	134,383	-

Net Loss	$(1,493,717)	$(2,319,931)	$(5,048,183)	$(3,136,791)

Basic and diluted loss per share attributable to common Shareholders	$(0.09)	$(0.45)	$(0.34)	$(1.32)

Weighted-average common shares outstanding	15,730,319	5,170,704	14,866,177	2,368,902

The accompanying notes are an integral part of these financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30,

(Unaudited)

	2001	2000

	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(5,048,183)	$(3,136,791)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	146,745	87,277
Amortization of deferred financing costs	-	37,500
Committed shares canceled	(17,220)	-
Stock issued for employee services	-	332,500
Warrants issued for services rendered	12,000	206,250
Minority interest	(134,383)	-
Increase in Due from related party	200,000	-
Deposits and other assets	(136,577)	(55,856)
Increase in Accounts payable	(203,101)	-
Accrued expenses	(139,965)	614,994
Bankruptcy liability	-	(1,320,586)

Net cash used in operating activities	(5,320,684)	(3,234,712)

Cash flows from investing activities
Issuance of note receivable – employee	-	(55,961)
Purchase of property and equipment	(79,028)	(52,796)
Purchase of intangible assets	(117,133)	-
Proceeds from the sale of investment	3,719,705	-

Net cash provided by (used in) investing activities	3,523,544	(108,757)

Cash flows from financing activities
Payments received on (issuance of) notes receivable – related parties	125,000	(250,000)
Proceeds from note payable – affiliate	-	200,000
Proceeds from issuance of common stock	53,666	7,020,040
Proceeds from common stock subscribed	20,000	-
Exercise of warrants	22,890	-

Net cash provided by financing activities	221,556	6,970,040

Net increase (decrease) in cash	(1,575,584)	3,626,571

Cash, beginning of period	2,608,082	309,359

Cash, end of period	$1,032,498	$3,935,930

Supplemental disclosure of cash flow information

Income taxes paid	$800	$8,686

The accompanying notes are an integral part of these financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30,

(Unaudited)

Supplemental schedule of non-cash investing and financing activities

During the nine months ended September 30, 2001, the Company completed the following:

•       issued 498,147 shares of common stock for the conversion of a bankruptcy liability of $871,755.

•       issued 2,343,828 shares of common stock for $6,044,340 of common stock committed.

During the nine months ended September 30, 2000, the Company completed the following:

•      issued 20,000 shares of common stock as payment for legal services rendered valued at $28,000.

•      issued the Chief Executive Officer 1,000,000 warrants for the purchase of certain technology valued at $35,000 and issued the Chief Technology Officer 1,000,000 warrants for the purchase of certain technology valued at $35,000.

•      issued 138,950 shares of common stock as payment for a bankruptcy liability valued at $243,163.

•      issued 295,685 shares of common stock as payment for post petition accrued expenses valued at $413,959.

The accompanying notes are an integral part of these financial statements.

NOTE 1 - BUSINESS AND ORGANIZATION

General

Telegen Corporation ("Telegen") and its subsidiaries (collectively, the “Company”) engage in the development of flat panel display technology.  Through Telegen’s majority owned subsidiary, Telisar Corporation (“Telisar”), the Company also engages in the development of a proprietary high-speed network for the delivery of digital content.

Telegen is organized as a holding company with two wholly owned active subsidiaries, Telegen Display Corporation (“TDC”), a California corporation, and Telegen Communications Corporation (“TCC”), a California corporation; a wholly owned inactive subsidiary, Telegen Display Laboratories, Inc. (“TDL”), a California Corporation; and a majority owned subsidiary, Telisar.

NOTE 2 - FILING FOR BANKRUPTCY PROTECTION UNDER CHAPTER 11

On October 28, 1998 (the “Filing Date”), the Company filed a voluntary petition (the “Chapter 11 Case”) under Chapter 11 of the United States Bankruptcy Code (Case No. 98-34876-DM-11) in the United States Bankruptcy Court for the Northern District of California  (the “Bankruptcy Court”).  On April 22, 2000, the Company filed its plan of reorganization and related disclosure statements with the Bankruptcy Court.  On May 26, 2000, the Bankruptcy Court approved as adequate the Disclosure Statement, thereby enabling the Company to solicit votes on the plan of reorganization from the Company’s creditors and shareholders.  From the Filing Date until the effective date, the Company operated its business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court.  During such time, all claims against the Company in existence prior to the Filing Date were stayed and have been classified as a bankruptcy liability in the consolidated balance sheet.

On June 28, 2000, the Company’s Second Amended Plan of Reorganization (the “Plan of Reorganization”) was confirmed and became effective on June 30, 2000 (the “Effective Date”).  The Plan of Reorganization also affects the debtor’s subsidiaries, Telegen Communications Corporation, and Telegen Display Laboratories, Inc.  All options and warrants outstanding prior to the Effective Date were subsequently canceled pursuant to the Plan of Reorganization and have been reflected as such in the financial statements as of the Filing Date.

At September 30, 2001, the bankruptcy liability was comprised of accounts payable to unsecured creditors.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Telegen and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.  The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Going Concern

The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern.  These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

Minority Interest

The accompanying consolidated financial statements do not reflect a minority interest liability as of September 30, 2001 as Telisar, on a stand-alone basis, had a shareholders’ deficit as of such date.  The accompanying consolidated statements of operations for the three and nine months ended September 30, 2001 reflect the minority interest's share of Telisar's losses for said periods up to the amount at which any additional accrual would result in the Company's recordation of a minority interest receivable.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees.  This statement is not applicable to the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the accounting and reporting provisions of Accounting Principles Bulletin No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

On May 15, 2000, Telisar loaned $50,000 to a company owned by the Company’s president.  The loan earned interest at 8% per annum and was secured by 50,000 shares of Telisar’s common stock.  The balance was collected in full during the nine months ended September 30, 2001.

On July 10, 2000, the Company loaned $60,000 to an officer as an advance against his compensation for the next year.  Monthly payments of $10,000 taken as deductions from the officer’s salary were due on the loan starting on August 10, 2000, and any remaining principal and interest were due on or before January 10, 2001.  The loan bore interest at the rate of 10% per annum and was unsecured.  The balance was collected in full during the nine months ended September 30, 2001.

On July 13, 2000, the Company loaned $250,000 to a company owned by a board member. The loan is due on or before January 31, 2001, earns interest at 8% per annum, and is secured by 50,000 shares of the Company’s common stock.  As of September 30, 2001, the outstanding balance was $200,000 (unaudited).  On March 5, 2001, the Company agreed to extend the due date of the note to February 1, 2002, and an additional 12,500 shares of the Company’s common stock were pledged to secure the loan.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2001 consisted of the following:

Automobile	$9,100
Machinery and equipment	1,200,571
Furniture and fixtures	92,163
Leasehold improvements	148,436
1,450,270
Less accumulated depreciation and amortization	1,100,830

Total

$

349,440

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On September 30, 2001, the Company entered into a consulting agreement with a consultant. The Company will compensate the consultant at $2,300 per month for services provided.

Litigation

The Company is subject to various legal actions and claims arising in the ordinary course of business.  Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

NOTE 7 -  SHAREHOLDERS’ EQUITY

2001 Telisar Stock Option Plan

The Board of Directors of Telisar adopted the Telisar 2001 Stock Option Incentive Plan (the "Telisar Plan") on April 11, 2001 to provide additional incentive to the employees and consultants of Telisar. Options granted are incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The specific terms of each option grant are approved by the Telisar Board and reflected in a written stock option agreement between Telisar and each grantee.  Generally, the options are for a term of no more than five years at an exercise price not less than the fair market value of Telisar’s common stock as determined by Telisar’s Board of Directors at the time of option grant.   Common stock may also be granted or sold under the Telisar Plan independent of any option grant. Telisar has reserved 1,000,000 shares of its Common Stock for issuance under the Telisar Plan.

Employees of Telisar are also eligible to participate in Telegen’s 2000 Employee Stock Option and 2000 Employee Stock Purchase Plans.

Stock Options

On July 1, 2001, the Company granted a stock option to an employee under its 2000 Employee Stock Option Plan for the purchase of up to 3,000 shares of the Company’s common stock.  The option has a per share exercise price of $2.75 and vests ratable over 24 months.

On August 27, 2001, the Company granted a stock option to a consultant under its 2000 Employee Stock Option Plan for the purchase of up to 48,000 shares of the Company’s common stock.  The option has a per share exercise price of $0.90 and vests ratably over twelve months.

Warrants

During the nine months ended September 30, 2001, the Company issued 150,000 warrants valued at $12,000 for services rendered.

NOTE 8 - SUBSEQUENT EVENTS

In October 2001, the Company received cash proceeds of $1,000,000 in exchange for the issuance of 500,000 units. This offering is being conducted pursuant to Regulation S as adopted by the Securities and Exchange Commission pursuant to the Securities Act of 1933.  Each unit consists of four shares of the Company's common stock and one common stock purchase warrant.  Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $2, commencing on the date of issuance of the warrant and expiring three years from the date of issuance. The proceeds from this offering are not included in the Company’s financial statements as of September 30, 2001.

On October 25, 2001, the Board of Directors of Telisar granted incentive stock options to purchase 1,750,000 shares of Telisar's common stock to certain employees and directors of Telisar.  The options have an exercise price of $2.25 and expire three years from the date of grant.  1,200,000 of the options vest immediately, 400,000 of the options vest upon delivery by Telisar of a prototype system by the later of either December 31, 2001 or a date to be set by Telisar’s Board of Directors, and 150,000 vest upon the execution by Telisar of its first Letter of Intent for the commercialization of Telisar’s technology.  In addition, the Board granted warrants to purchase 250,000 shares of Telisar’s common stock to a consultant.  The options have an exercise price of $2.25, expire three years from the date of grant, and vest upon delivery by Telisar of a prototype system by the later of December 31, 2001 or a date to be set by Telisar’s Board of Directors.

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

General

Telegen, through its subsidiary and predecessor corporation, Telegen Communications Corporation (“TCC”), was organized and commenced operations in May 1990.  From inception until 1993, Telegen was principally engaged in the development and testing of its telecommunications products.  Telegen's first product sales and revenues were realized in 1991.  Revenues from 1991 through 1995 were derived primarily from sales of Telegen's telecommunications products.  In 1996, revenues were derived primarily from the operations of Morning Star Multimedia, Inc. (“MSM”), then a subsidiary of the Company.  In 1997, revenues were derived from the operations of MSM and TCC, a subsidiary of the Company.  In 1998, revenues were derived from the operations of TCC.  In 1999, 2000, and during the first nine months of 2001, Telegen had no operating revenues.

Telegen, through its wholly owned active subsidiary, Telegen Display Corporation (“TDC”), a California corporation, is engaged in the development of flat panel display technology.  Through Telegen’s majority owned active subsidiary, Telisar Corporation (“Telisar”), a California corporation, the Company is also engaged in the development of a proprietary high-speed network for the delivery of digital content.

Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of September 30, 2001, had an accumulated deficit of $40,212,806.  As of September 30, 2001, Telegen had working capital of $605,800.  Telegen expects to continue to incur substantial operating losses through 2001. In order to become profitable, Telegen must successfully develop commercial products, manage its operating expenses, establish manufacturing capabilities, create sales for its products and create a distribution capability.

Telegen has made significant expenditures for research and development of its products.  In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.

Current Events

On August 28, 2001, Telegen announced that it had completed its Phase I development goals for its key technologies and had begun its Phase II commercialization stage and prototypes.  The Company’s Phase I development goals primarily consisted of completing the development of its initial flat panel display prototypes, filing a variety of patent applications that are central to its key technologies, completing the construction of the manufacturing facility for its initial flat panel display prototypes, and preparing its initial flat panel display technology for commercial development.  In Phase II of its goals, Telegen expects to complete the production design of its flat panel display product in anticipation of future production, establish a limited production line facility capable of producing approximately 10,000 flat panel units per year, and initiate a licensing program for its flat panel display products.  Telegen also instituted an expense reduction program and a realignment of its senior management team.  There can be no assurance that Telegen will be successful in achieving its expected goals.

The expense reduction measures undertaken by Telegen included a staff reduction of nine (9) employees, constituting a reduction of approximately thirty-four percent (34%) of Telegen’s workforce and a fifty percent (50%) reduction of salary expense from the second quarter of 2001.  As part of the expense reduction and management realignment, William M. Swayne, II agreed to step down as Telegen’s President and Chief Operating Officer in order to concentrate his efforts as an investment banking advisor to Telegen.  Mr. Swayne continues to serve as a member of Telegen’s Board of Directors.  Jessica L. Stevens, Chief Executive Officer of Telegen, has assumed Mr. Swayne’s responsibilities as President of Telegen.  Telegen currently intends to continue to focus its efforts on the development of its initial flat panel display and datacasting products, and did not make any material reduction in staff or allocated development resources in its research and product development programs.

As a further expense reduction measure in addition to the workforce reduction, employees’ salaries have been temporarily capped at, or reduced to, no more than $100,000 per year, and Ms. Stevens has voluntarily reduced her salary to $0.  Telegen expects these salary restrictions to remain in place at least until additional financing is obtained.  There can be no assurance that any such additional financing will be available to Telegen on acceptable terms, if at all.  If adequate funds are not available as required, Telegen will be materially adversely affected.

Telegen estimates that the restructuring has reduced operating expenses by approximately fifty percent (50%) from expense levels in July 2001 to a maximum of $250,000 per month.  With the reduction in operating expenses, Telegen believes it has sufficient funds to continue operations into the second quarter of 2002 without obtaining additional financing.  There can be no assurance that any such additional financing will be available to Telegen on acceptable terms, if at all.  If adequate funds are not available as required, Telegen will be materially adversely affected.

Sales and Marketing.  Sales and marketing expenses were $30,292 for the third quarter of 2001 compared to $0 for the third quarter of 2000.  All of the sales and marketing expenses for the third quarter of 2001 were attributable to Telegen and consisted primarily of salaries and tradeshow expenses.

Sales and marketing expenses were $97,170 for the nine months ended September 30, 2001 compared to $0 for the nine months ended September 30, 2000.  All of the sales and marketing expenses for the nine months ended September 30, 2001 were attributable to Telegen and consisted primarily of salaries and tradeshow expenses.

Research and Development.  Research and development expenses were $511,653 for the third quarter of 2001 compared to $126,882 for the third quarter of 2000.  Increased research and development expenses for the third quarter of 2001, as compared with the third quarter of 2000, resulted from increased development activities related to the Company's HGED flat panel display and Telisar's development efforts related to its datacasting technology; of the 2001 research and development expenses, $315,224 was attributable to Telegen and $196,429 was attributable to Telisar.  Decreased research and development expenses for the third quarter of 2000 resulted from limited staffing; all of the research and development for the third quarter of 2000 was attributable to Telegen.

Research and development expenses were $1,667,345 for the nine months ended September 30, 2001 compared to $271,147 for the nine months ended September 30, 2000.  Increased research and development expenses for the first nine months of 2001, as compared with the first nine months of 2000, resulted from increased development activities related to the Company's HGED flat panel display and Telisar's development efforts related to its datacasting technology; of the research and development expenses for the first nine months of 2001, $1,127,592 was attributable to Telegen and $539,753 was attributable to Telisar.  Decreased research and development expenses for the nine months ended September 30, 2000 resulted from limited staffing and availability of funds; all of the research and development for the nine months ended September 30, 2000 was attributable to Telegen.

General and Administrative.  General and Administrative expenses were $984,933 for the third quarter of 2001 compared to $2,314,851 for the third quarter of 2000.  General and administrative expenses for the third quarter of 2000 were high as compared with the third quarter of 2001 and the first and second quarters of 2000 due to one-time expenses related to the completion of Telegen’s reorganization.  Of the 2001 general and administrative expenses, $884,512 was attributable to Telegen and $100,421 was attributable to Telisar.  The primary components of general and administrative expenses for the third quarter 2001 were employee salaries and accounting and legal expenses.  All of the general and administrative expenses for the third quarter of 2000 were attributable to Telegen. The primary components of general and administrative expenses for the third quarter of 2000 were cash payments of allowed claims under the Plan of Reorganization confirmed on June 28, 2000, employee salaries and accounting and legal expenses.

General and Administrative expenses were $3,591,287 for the nine months ended September 30, 2001 compared to $3,114,342 for the nine months ended September 30, 2000.  The increase in the nine months ended September 30, 2001 was related to increased staffing and corporate activities; of the 2001 general and administrative expenses, $3,436,850 was attributable to Telegen and $154,437 was attributable to Telisar.  The primary components of general and administrative expenses for the first nine months of 2001 were employee salaries and accounting and legal expenses.  Decreased general and administrative expenses for the nine months ended September 30, 2000 resulted from reduced staffing and availability of funds; all of the general and administrative expenses for the nine months ended September 30, 2000 were attributable to Telegen.  The primary components of general and administrative expenses for the first nine months of 2000 were cash payments of allowed claims under the Plan of Reorganization confirmed on June 28, 2000, employee salaries and accounting and legal expenses.

Interest Income and Expense.  Net interest income for the third quarter of 2001 was $19,123 as compared with net interest income of $121,802 for the third quarter of 2000.  Of the third quarter of 2001 interest income and expense, $20,111 was interest income and $988 was interest expense.  The interest income for the third quarter of 2001 resulted primarily from interest earned on deposits;  $16,866 of interest income was attributable to Telegen and $3,245 was attributable to Telisar.  All of the interest expense for the third quarter of 2001 was attributable to Telegen and consisted primarily of interest paid to an investor in a prior offering.  The decrease in interest income for the third quarter of 2001 resulted from decreased interest earned on deposits held in financial institutions.  Of the third quarter of 2000 interest income and expense, $141,802 was interest income and $20,000 was interest expense.  All of the interest income and expense for the third quarter of 2000 was attributable to Telegen and consisted of interest earned on deposits held in financial institutions and interest expense related to notes outstanding during the period.

Net interest income for the nine months ended September 30, 2001 was $173,236 as compared with net interest income of $248,698 for the nine months ended September 30, 2000.  Of the interest income and expense for the first nine months of 2001, $187,479 was interest income and $14,243 was interest expense. The interest income for nine months ended September 30, 2001 resulted primarily from interest earned on deposits; $169,175 of interest income was attributable to Telegen and $18,304 was attributable to Telisar.  All of the interest expense for the nine months ended September 30, 2001 was attributable to Telegen and consisted primarily of interest paid to investors in a prior offering.  The decrease in net interest income for the nine months ended September 30, 2001 resulted from decreased interest earned on deposits held in financial institutions.  Of the interest income and expense for the nine months ended September 30, 2000, $298,698 was interest income and $50,000 was interest expense.  All of the interest income and expense for the first nine months of 2000 was attributable to Telegen and consisted of interest earned on deposits held in financial institutions and interest expense related to notes outstanding during the period.

Liquidity and Capital Resources

Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors.  From the inception of the Company through September 30, 2001 Telegen and its subsidiaries have raised a total of $41,576,223 in net capital through the sale of Telegen common stock, preferred stock and subsidiary common stock.  The Company currently has no preferred stock outstanding.  In a subsequent event, on October 15, 2001 the Company closed a Regulation S Offering of its Common Stock and warrants in the amount of $1 million.  Proceeds from the Regulation S Offering were available to the Company immediately upon closing.

Telegen did not issue any shares of common stock during the third quarter of 2001 in lieu of cash as payment for certain operating expenses, legal fees and employee services.  Telegen did issue 20,000 shares of common stock during the third quarter of 2000 in lieu of cash as payment for legal services rendered valued at $28,000.

Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products.  Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations.  Although Telegen believes it will obtain additional funding in 2001/2002, there can be no assurance that Telegen will be able to obtain such funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all, to meet its capital demands for operations.  Telegen believes it may also require substantial capital to complete development of a finished prototype of the flat panel display technology, and that additional capital will be needed to establish a high volume production capability.  There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all.  If adequate funds are not available as required, the results of operations from the flat panel technology will be materially adversely affected.

Telegen does not have a final estimate of costs nor the funds available to build a full-scale production plant for the flat panel display and will not be able to build this plant without securing significant additional capital.  Telegen plans to secure these funds either (1) from a large joint venture partner who would then be a co-owner of the plant or (2) through a future public or private offering of securities.  Even if such funding can be obtained, which cannot be assured, it is currently estimated that a full scale production plant could not be completed and producing significant numbers of flat panel displays before early 2003.  Telegen is also currently contemplating entering into license agreements with large enterprises to manufacture the displays.  The Company expects that the manufacturers would also have the attributes of established manufacturing expertise, distribution channels to assure a ready market for the displays and established reputations, enhancing market acceptance.  Further, Telegen might obtain front-end license fees and ongoing royalties for income.  However, Telegen does not currently expect to have any such manufacturing license agreements in place before 2002, or any significant production of displays thereunder before early 2003.  Telegen is currently planning to establish a limited production/prototype line in early 2002, which will have the capacity to manufacture a limited number of marketable displays to produce moderate revenues.  The cost of that production line is estimated to be about $5 million to $10 million.  Telegen does not have the capital resources to build a limited production/prototype facility, and no assurance can be given that Telegen will be successful in securing such funding.   See “Risk Factors.”

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

Telegen anticipates incurring substantial costs for research and development, sales and marketing activities.  Management believes that development of commercial products, an active marketing program and a significant field sales force are essential for Telegen's long-term success.  Telegen estimates that its total expenditures for research and development and related equipment and overhead costs could aggregate to over $2,200,000 during 2001.  Telegen estimates that its total expenditures for sales and marketing could aggregate to over $150,000 during 2001.

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

Telegen, along with its subsidiaries, has a limited operating history in developing and commercializing its products, has generated no revenues since the year ended 1998, and it is difficult to evaluate the Company’s business and prospects.  The Company has been engaged in lengthy development of its flat panel display technology since 1995, as well as other technologies, and has incurred significant operating losses in every fiscal year since its inception.  The cumulative net loss for the period from May 3, 1990 (inception) through September 30, 2001 is $40,212,806.  The Company expects to continue to incur operating losses until at least the year 2002 as the Company continues expenditures for product development, continued United States and international patent prosecution and enforcement, marketing and sales, and establishment and expansion of manufacturing and distribution capabilities.

In order to become profitable, Telegen must successfully develop, introduce, market, and sell products and manage its operating expenses.  There can be no assurance that the Company will meet and realize any of these objectives or ever achieve profitability. If the Company does achieve profitability, it cannot be certain that it can sustain or increase profitability on a quarterly or annual basis.  The Company’s failure to meet and realize any of these objectives or achieve profitability may have a material adverse effect on the Company’s business, financial condition, and results of operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

September 11, 2001 Terrorist Attack

As a result of the terrorist attacks in New York, Washington and Pennsylvania on September 11, 2001 significant financial and political changes have taken place in the United States and in the World.  These changes will have an effect upon Telegen and the future activities contemplated by this report.  Most of the Company's plans were made prior to September 11th and without regard to the events which took place on that date.  As a result, future developments concerning Telegen and its ability to act in accordance with the plans and expectations set forth herein are subject to significant uncertainty.

Telegen will require additional capital to develop and commercialize its products.

The development and commercialization of the products and future products of the Company and its subsidiaries requires the expenditure of significant capital.  Furthermore, the Company expects to incur operating losses for the foreseeable future and it is currently subject to a “going concern” opinion by its outside auditors. The Company’s actual working capital needs will depend upon many factors, including but not limited to, the progress and success of the Company’s research and development, the extent and timing of commercial acceptance of the Company’s products, the Company’s operating results, and the status of competitive products. The Company will require additional funding in order to achieve its operating objectives.  The Company may seek to obtain such additional funds primarily through additional public or private equity or debt financings, as well as through strategic financial partners.  If the Company raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the Common Stock.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.  In addition, the issuance of debt securities could increase the risk or perceived risk of the Company.  There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all.  If adequate funds are not available as required, the Company’s results of operations will be materially adversely affected.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

There can be no assurance of successful product development, commercialization, or sales.

To achieve profitable operations, the Company, alone or with others, must successfully develop, introduce, market, and sell products.  There can be no assurance that the HGED flat panel display, the Telisar datacasting system or any other product will be successfully developed or, if developed, will be successfully marketed, that the Company will realize future revenues, or that the Company will achieve profitability.  The Company’s products and operations are in development and are subject to the risks inherent in the development of high technology products, including unforeseen delays, expenses, and complications frequently encountered in the development and commercialization of high technology products, the dependence on and attempts to apply new and rapidly changing technology, and the competitive environment of the high technology industry.  Many of these events may be beyond the Company’s control, such as unanticipated development requirements and manufacturing problems.  Further, there can be no assurance that the HGED flat panel display, if successfully developed, or the Telisar datacasting system, if successfully developed and deployed, will attain acceptance by the industry.  Any failure to develop successfully, or any delays in the successful development of, the Company’s products may have a material adverse effect on the Company’s business, financial condition, and results of operations.

Telegen has limited sales, marketing, and distribution capabilities.

Telegen has limited sales, marketing and distribution expertise and capabilities.  Establishing and maintaining sales, marketing and distribution expertise and capabilities may require significant expenses, including additions to personnel.  There can be no assurance that Telegen will have sufficient capital resources necessary to expand its sales, marketing and distribution expertise and capabilities, or that, even if such resources are available, Telegen will be successful in doing so.  If the Company is unable to establish and maintain significant sales, marketing and distribution efforts, either internally or through arrangements with third parties, the Company’s business, financial condition, and results of operations may be materially adversely affected.

If Telegen fails to secure strategic partnerships for the manufacture of its products, the commercialization of its products may be delayed.

A key component of the Company’s business plan is to establish strategic partnerships with technology companies.  The Company expects its partners to provide manufacturing technology and expertise.  While the Company is currently in discussions with several technology companies, it may not reach definitive agreements with any of them.  In the absence of establishing these partnerships, the commercialization of the Company’s products may be delayed, which may materially and adversely affect the Company’s business, financial condition, and results of operations.

Telegen may not be able to protect its proprietary information.

The Company’s success and ability to develop its products and eventually compete depends to a significant degree upon the protection of its proprietary technology.  The Company relies on a combination of patents, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to preserve its rights pertaining to its technology.  Such protection, however, may not preclude competitors from developing products similar to those of the Company.  In addition, the laws of certain foreign countries do not protect the Company’s intellectual property rights to the same extent as do the laws of the United States.

The Company may face intellectual property infringement claims that could be costly to defend and result in the Company’s loss of significant rights.  The Company competes in industries where competitors pursue patent prosecution worldwide and patent litigation is customary.  At any given time, there may be one or more patent applications filed or patents that are the subject of litigation, which, if granted or upheld, could impair the Company’s ability to conduct its business without first obtaining licenses or granting cross-licenses, which may not be available on commercially reasonable terms, if at all.  The Company does not perform worldwide patent searches as a matter of custom and, at any given time, there could be patent applications pending or patents issued that may have a material adverse effect on the Company’s business, financial condition, and results of operations.

Other parties may assert intellectual property infringement claims against the Company, and its products may infringe upon the intellectual property rights of third parties.  Intellectual property litigation is expensive and time consuming and could divert management’s attention from the Company’s business.  If there is a successful claim of infringement, the Company may be required to develop non-infringing technology or enter into royalty or license agreements which may not be available on acceptable terms, if at all.  In addition, the Company could be required to cease selling any of its products that infringe upon the intellectual property rights of others.  Successful claims of intellectual property infringement against the Company may have a material adverse effect on the Company’s business, financial condition, and results of operations.  Even successful defense and prosecution of patent suits is costly and time consuming.

Although the Company has received three U. S. patents on its flat panel display technology and one U.S. patent on its telephone call routing technology, these patents only provide protection in the U.S. and there can be no assurance that they will adequately prevent competitors from copying the technology without expensive and time consuming litigation.  Also, although the Company has filed more than two dozen additional U.S. patent applications on its flat panel, antenna and Telisar datacasting technology, and intends to file additional patent applications both in the U.S. and in key countries worldwide, there can be no assurance that the Company’s efforts to obtain additional patent protection for its various products will be successful or, if additional patent protection is obtained, that any or all of the Company’s patents will provide adequate protection.  The Company’s competitors may develop techniques and processes that do not infringe upon the Company’s technology, and that allow them to build products that are competitive with the Company’s products.  Furthermore, there can be no assurance that the Company’s patents will not be successfully challenged in future administrative or judicial proceedings.  In addition, continued efforts to maintain and expand patent protection for the Company’s various products will require ongoing expenditures of management and technical staff attention, as well as financial resources, and any future inability to dedicate these resources in a timely manner may adversely affect the scope of patent protection.

The Company relies in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to the Company’s unpatented technology.  To protect the Company’s trade secrets and other proprietary information, it requires employees, consultants, advisors and strategic partners to enter into confidentiality agreements.  These agreements may not provide meaningful protection for the Company’s trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of those trade secrets, know-how or other proprietary information.  In particular, the Company may not be able to protect its proprietary information as it conducts discussions with potential strategic partners.  If it is unable to protect the proprietary nature of the Company’s technologies, it may have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company faces intense competition from companies that may have greater resources.

The market for the Company’s products is very competitive and the Company expects this competition to increase continually.  There are a number of well-funded U.S. and foreign companies that have established products and are developing new products that compete with the products the Company is developing.  There can be no assurance that the Company will be able to compete effectively against its competitors, most of whom have substantially greater financial resources and operating experience than the Company.

Many of the Company’s current and future competitors may have advantages over the Company, including:

•       Well-established products that dominate the market;

•       longer operating histories;

•       established customer bases;

•       substantially greater financial resources;

•       well established and significantly greater technical, research and development, manufacturing, sales and marketing resources, capabilities, and experience; and

•       greater name recognition.

The Company’s current and potential competitors have established, and may continue to establish in the future, cooperative relationships among themselves or with third-parties that would increase their ability to compete with the Company.  In addition, competitors may be able to adapt more quickly than the Company can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products.  If the Company fails to adapt to market demands and to compete successfully with existing and new competitors, the Company’s results of operations could be materially adversely affected.

The market for the Company’s products is changing rapidly and there can be no assurance that the Company can compete, especially in light of its limited resources. There can be no assurance that the Company’s products and technologies can compete successfully on a cost, quality or market acceptance basis with these other products and technologies.

Telegen is dependent on key personnel.

The Company’s future success will depend in significant part upon the continued services of certain key technical and senior management personnel, and the Company’s ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel.  Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing key managerial, technical or sales and marketing personnel or that it can attract, assimilate and retain such employees in the future. The loss of key personnel or the inability to hire, assimilate or retain qualified personnel in the future could have a material adverse effect upon the Company’s results of operations.

Telegen may be materially disadvantaged if it fails to keep pace with technological changes.

The market for the Company’s products is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. Telegen’s success will be dependent in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and enhanced products on a timely basis. There can be no assurance that the Company will be successful in the development of its technology or that the Company will not encounter technical or other serious difficulties in its development or commercialization which would materially adversely affect the Company’s results of operations.

Telegen is dependent on a limited number of manufacturing sources and component suppliers.

The Company currently relies upon a limited number of suppliers for the specialized components, materials, and equipment used in its flat panel display and datacasting products.  Although the Company is currently seeking to qualify alternative sources of supply, the Company has not yet contracted for alternative suppliers to provide such specialized components, materials, and equipment.  The Company’s reliance on these single source or limited source suppliers creates a risk that it will be unable to obtain components, materials, or equipment when needed.  In the event that there were an interruption of production or delivery of these specialized items, the Company’s ability to develop and deliver its products in a timely fashion could be compromised, which may materially and adversely affect the Company’s business, financial conditions, and results of operations.

Even if alternate supplies are available, they may be more expensive, of lesser quality, or not available as quickly as needed.  The Company does not have guaranteed supply arrangements with any of its suppliers and does not maintain an extensive inventory of components or materials.  Although to date the Company has generally been able to obtain adequate supplies of these specialized components and materials, the Company obtains these components and materials on a purchase order basis and does not have long-term contracts with any of these suppliers.  In addition, some suppliers require that the Company either pre–pay the price of components being purchased or establish an irrevocable letter of credit for the amount of the purchase.  Any reduced availability, inferior quality or increased cost of necessary components or materials could materially impair the Company’s ability to develop and deliver its products on a timely basis.  In addition, the purchase of some key components, materials, and equipment involves long lead times and, in the event of unanticipated increases in demand for the Company’s products, the Company may be unable to obtain these components, materials, and equipment in sufficient quantities and quality as well as on a timely basis.  The Company’s inability in the future to obtain sufficient limited-source components or materials, or to develop alternative sources, could result in delays in product introduction or shipments, which may materially and adversely affect the Company’s business, financial conditions, and results of operations.

International instability could harm overseas joint ventures.

The Company has a joint venture with the Volga-Svet Research Institute, located in Saratov, Russia.  The Company is dependent upon the Volga-Svet Research Institute for certain prototype construction and contract research and development activities. The Company’s development and technology transfer plan depends upon political stability in the Russian Federation for the period of time it uses the Volga-Svet Research Institute for prototype construction and development activities.  Should political instability in Russia interfere with either the prototype construction, development efforts, or the transfer of applicable technology to the Company, the Company’s results of operations from the flat panel technology could be materially and adversely affected.

The Company’s future operating results are difficult to predict, and if it fails to meet the expectations of securities analysts or investors, its stock price could decline or fluctuate significantly.

Due to the Company’s limited operating history and the significant development and manufacturing objectives that it must achieve to be successful, the Company’s quarterly operating results will be difficult to predict and may vary significantly from quarter to quarter.  In addition, the amount and duration of losses will be extended if the Company is unable to develop and manufacture its products in a timely manner.  Factors that could inhibit the Company’s product and manufacturing development and future operating results include:

•       failure to solve existing or future technology-related issues in a timely manner;

•       failure to obtain sufficient financing when needed;

•       failure to secure key manufacturing or other strategic partnerships;

•       competitive factors, including the introduction of new products, product enhancements and the introduction of new or improved technologies by the Company’s competitors, the entry of new competitors into the flat panel display or datacasting markets and pricing pressures;

•       failure to introduce and market products that meet the Company’s customers’ design requirements and design cycles; and

•       loss or variations in the timing of customer orders which could cause significant fluctuations in the Company’s operating results due to the expected concentration of the Company’s revenue in a limited number of customers.

As a result of these factors, the Company believes that period-to-period comparisons of operating results are not a reliable indicator of future performance at this time.  If in some future period, the Company’s operating results or business outlook fall below the expectations of securities analysts or investors, Telegen’s stock price would be likely to decline or fluctuate significantly.

The Company’s businesses are subject to federal, state and local regulatory issues.

The flat panel display business is subject to handling and reporting requirements of the U. S. Environmental Protection Agency (the “EPA”), the California Occupational Safety and Health Administration (“CalOSHA”) and local environmental authorities regarding certain chemical materials used in the development and manufacture of its flat panel displays. Although the Company believes it is currently in compliance in all material respects with all applicable rules, regulations and requirements, new regulations, rules and requirements are enacted continually, including local and state initiatives, and there can be no assurance that future rules, regulations, requirements or initiatives will not be enacted which could have a material adverse effect upon the Company’s results of operations.

Telisar’s wireless delivery system is subject to the rules and regulations issued by the Federal Communications Commission (“FCC”), including rules governing its hardware systems under Part 15. Although Telisar believes that its wireless system complies with all applicable rules and regulations promulgated by the FCC, new regulations, rules and requirements are enacted continually and there can be no assurance that future rules, regulations or requirements will not be enacted which could have a material adverse effect upon Telisar’s results of operations.

The Company has a number of technology issues to resolve before it will be able to manufacture a commercially viable product.

To bring Telisar’s datacasting products to market, the Company must complete engineering and development of the datacasting system, successfully complete field tests and deploy the system.  To date, Telisar has completed initial engineering, programming and prototype activities but has not yet begun field testing or deployment.

To bring the Company’s flat panel display products to market, it will need to commit significant resources to the development of its products and manufacturing processes.  To date, the Company has produced prototypes of its displays, which have provided it with only limited product life and reliability data.  The Company has identified several technology issues that must be resolved before it can demonstrate a commercially viable product, including:

•       lack of uniformity of display brightness;

•       variability of brightness near internal support structures; and

•       satisfactory product useful life.

In addition, to manufacture economically viable products for the Company’s target markets, the Company must improve its process yields and achieve targeted cost reductions.  If the Company is unable to solve current and future technology issues, it will not be able to manufacture a commercially viable product.  In addition, if the Company encounters unanticipated difficulty in solving technology issues, its research and development costs could substantially exceed budgeted amounts, and it may take longer to produce a commercially viable product than the Company currently expects.

The Company has no manufacturing experience and capability, which may hurt its ability to manufacture products at a competitive cost.

The Company’s future operating results may depend upon its ability to manufacture its products at a competitive cost.  To do so, the Company may have to develop manufacturing processes and acquire equipment and tooling that will allow it to produce high volumes of products at commercially viable yields.  The Company has no flat panel display manufacturing experience and has only recently completed construction of its prototype manufacturing facility.  The Company has no experience manufacturing its products on larger glass substrates, or manufacturing its products in volume, and its current facility cannot produce displays in volume.  Because the Company has no experience with manufacturing its products, it may not be able to establish a manufacturing capacity at a reasonable cost, maintain the quality of its products as production increases, or develop the administrative and operational infrastructure necessary to support expanded operations.  If it fails to achieve volume production of its products with competitive yields at acceptable costs, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

The Company’s products may not be accepted by a sufficient number of customers.

The Company may never develop the performance characteristics of its products to a level that is commercially acceptable to original equipment manufacturers who could incorporate the Company’s displays into their final products.  It is possible that demand for any particular product by these customers will not develop as the Company expects, or, if it develops, that it will not be of sufficient volume to enable the Company to achieve profitability.

The Company may never be able to develop large-size HGED displays.

Although Telegen’s business plans do not currently call for the near-term development of large-size HGED displays (larger than 17" diagonal), the market for flat panel displays is continually changing and may require in the future that Telegen increase the diagonal size of its displays or risk losing a market opportunity.  Such an effort to develop large-size HGED displays is expected to be significant and Telegen does not currently have the capital necessary to begin such an effort.  Even if Telegen were able to begin development of large-size HGED displays, there can be no assurance that such efforts would be successful or, if successful, that large-size HGED displays could be built at a low enough cost or high enough performance to be commercially successful.

Risks Relating to the Common Stock

The Company does not intend to pay dividends; shareholders will not receive funds without selling Common Stock.

The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay dividends in the foreseeable future. The Company intends to invest all future earnings, if any, to fund its growth. Therefore, shareholders will not receive any funds without selling their Common Stock.  See “The Company’s Common Stock is thinly traded”, below.

The Company's Common Stock is thinly traded.

The trading volume of the Company’s Common Stock, even when it was listed on The Nasdaq Stock MarketSM  (“SmallCap”), was thin. Therefore, there may not be a large number of potential purchasers ready to buy shares whenever a shareholder desires to sell. The public stock markets for the high tech industry, generally, and the Company’s shares specifically, are volatile and unpredictable. There can be no assurance that a shareholder will be able to dispose of his or her shares at the time he or she desires to do so or at the desired selling price. In addition, the stock market has recently experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies, including Telegen, and which the Company believes have often been unrelated to the operating performance of these companies or of Telegen.

Potential adverse effect of issuance of preferred stock.

The Company’s Articles of Incorporation allow the Company to issue up to 10,000,000 shares of Preferred Stock without further shareholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine.  The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any Preferred Stock that may be issued in the future. In addition, the issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire control of, or of discouraging bids for, the Company. This could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. The Company has no present plans to issue any additional shares of Preferred Stock.

Certain shareholders together own or have the right to vote approximately 43.05% of the voting stock; the voting power of other shareholders may be limited.

Certain shareholders, including executive officers and directors, beneficially own or control, directly or indirectly, outstanding shares of Common Stock, which in the aggregate represent approximately 43.05% of the outstanding shares of Common Stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to the shareholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of the Company’s stock to decline. Some of these persons or entities may have interests different than other shareholders. For example, these shareholders may be more interested in selling the Company to an acquirer than other investors or may want to pursue strategies that are different from that of other investors.

The Company's Common Stock is quoted on the Over-the-Counter Bulletin Board; the Company is not required to meet or maintain any listing standards for its Common Stock to be quoted on the Over-the-Counter Bulletin Board.

The Company’s Common Stock is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”). Although the OTCBB is a regulated quotation service operated by the NASD that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities such as the Company’s Common Stock, the OTCBB is a quotation medium for subscribing members of the National Association of Securities Dealers, Inc., not an issuer listing service, and should not be confused with The Nasdaq Stock MarketSM. There are no minimum quantitative or qualitative standards which must be met by the Company or any issuer for its securities to be quoted on the OTCBB. There is no assurance that the OTCBB can or will provide sufficient liquidity for the purchase and sale of the Company’s Common Stock. The SEC’s Order-Handling Rules, which apply to Nasdaq-listed securities, do not apply to OTCBB securities. The Company’s Common Stock was traded on The Nasdaq Stock MarketSM (“SmallCap”) until January 22, 1998, at which time its listing ceased. Thereafter, the Company’s Common Stock was quoted on the OTCBB and, for a period of time, on the Pink Sheets. The Company intends for its Common Stock again to be listed on the SmallCap as soon as it meets the applicable listing and maintenance requirements. On February 22, 1998, Nasdaq raised such listing and maintenance requirements and the Company’s Common Stock does not presently meet the minimum listing standards for listing on The Nasdaq Stock MarketSM or any national securities exchange. There can be no assurance that the Company will be successful in relisting its stock on the SmallCap, in the near future, if at all, or that, if such efforts are successful, a broad trading market will develop in the Company’s Common Stock.

The Company's Common Stock may be subject to the Penny Stock Rules.

Since the Company’s Common Stock is not listed on any national securities exchanges or the Nasdaq Stock Market and the price at which the Company expects the Common Stock to be quoted for the foreseeable future may be below $5.00, it is possible that resales of the Company’s Common Stock will be subject to the requirements of the penny stock rules. The Securities and Exchange Commission has adopted rules that regulate broker–dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national securities exchanges or quoted on The Nasdaq Stock Market). The penny stock rules require a broker–dealer to deliver a standardized risk disclosure document prepared by the Commission, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker–dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is suitable investment for the purchaser and to receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the market. As the Company’s Common Stock will likely be subject to the penny stock rules, investors may find it more difficult to sell the Company’s Common Stock.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

DRL Suit.  On August 24, 2001, Telegen and Display Research Laboratories, Inc. (“DRL”) settled the litigation between the two companies that had been pending in Federal Court in San Francisco, California.  The agreement also dismisses the individuals named in the lawsuit, including Telegen’s President and Chief Executive Officer, Jessica L. Stevens, DRL President David Guo, and DRL Chief Scientist Ted Naugler.

The settlement between Telegen and the plaintiffs in this case ends the litigation without any payment by either party.  The parties have agreed that DRL is not currently using any of Telegen’s trade secrets, and will not do so in the future.

Rates Technology Inc. Suit.  On August 10, 2001, Rates Technology Inc. ("Rates") filed an action (the "Rates Complaint") in the U.S. District Court of New York against the Company and its subsidiary, Telegen Communications Corporation ("TCC"), alleging patent infringement in the manufacture and sale of TCC's ACS-2000 and subsequent telephone dialers, discontinued since 1998.  Rates seeks injunctive relief, monetary damages and attorney's fees. The Company believes that its patented dialers do not infringe any of Rates' patents. In addition, the Confirmation Order entered by the Bankruptcy Court on June 30, 2000 bars all claims for activities occurring prior to entry of that Order and no manufacture, sale or offer for sale of these dialers has occurred since entry of the Order. Therefore the Company believes that the Rates Complaint has no merit.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 1, 2001, the Company granted a stock option to an employee under its 2000 Employee Stock Option Plan for the purchase of up to 3,000 shares of the Company’s common stock.  The option has a per share exercise price of $2.75 and vests ratably over 24 months.  Exemption from registration is claimed under Section 4(2) of the Act.

On July 16, 2001, the Company granted a warrant to a consultant in connection with a development services contract for the purchase of up to 50,000 shares of the Company’s common stock.  The warrant vests incrementally in amounts equal to one half of the amount invoiced under the development services contract divided by 80% of the fair value of the Company’s Common stock on the vesting date, the vesting date is the date of payment by the Company of the invoice, the vested shares expire 30 days after vesting, the per share exercise price is 80% of the fair market value of the Company’s Common Stock on the vesting date, and the term of the warrant is 18 months.  Exemption from registration is claimed under Section 4(2) of the Act.

On August 10, 2001, the Company granted a warrant to a consultant in connection with a services contract for the purchase of up to 100,000 shares of the Company’s common stock.  Under the warrant, 50,000 shares have an exercise price of $1.80 per share and 50,000 shares have an exercise price of $3.30 per share, and vest immediately.  The warrant expires on July 31, 2004.  Exemption from registration is claimed under Section 4(2) of the Act.

On August 27, 2001, the Company granted a stock option to a consultant under its 2000 Employee Stock Option Plan for the purchase of up to 48,000 shares of the Company’s common stock.  The option has a per share exercise price of $0.90 and vests ratably over twelve months.  Exemption from registration is claimed under Section 4(2) of the Act.

.

On September 26, 2000, the Company commenced an offering of 500,000 units (each a “Unit”) to a group of foreign investors (the “Regulation S Offering”) at a price of $2.00 per Unit.  Each Unit consists of four (4) shares of the Company’s Common Stock and one (1) warrant to purchase a share of the Company’s Common Stock at an exercise price of $2.00 per share.  The warrant has a term of 3 years.  On October 15, 2001, the Company completed the Regulation S Offering upon the receipt of subscriptions for 500,000 Units and gross proceeds of $1,000,000.  The Regulation S Offering was not registered under the Act and was conducted in reliance upon the exemption from registration afforded by Regulation S under such Act. All of the purchasers in the Regulation S Offering were non-U.S. Persons as defined in Rule 903 of Regulation S.

ITEM 5.  OTHER INFORMATION

On July 5, 2001, the Company entered into an agreement with Pacific West Securities, Inc., (the “Placement Agent”) to provide placement services for a proposed private placement offering of the Company’s common stock (the “2001 Offering”).  The Placement Agent will earn a cash commission of ten percent (10%) of the gross proceeds of the 2001 Offering.  In addition, the Placement Agent will earn a stock commission of three percent (3%) of the shares sold under the 2001 Offering and a warrant to purchase ten percent (10%) of theshares sold under the 2001 Offering.  As of the date of this report, no sales have been made under this agreement and no commissions have been paid.

In connection with the 2001 Offering, WMS Financial Planners, Inc., a company which is majority owned by William M. Swayne, II, a director of the Company, will receive from the Placement Agent ten percent (10%) of the cash compensation paid to the Placement Agent, 50% of the stock compensation paid to the Placement Agent and 25% of the warrants paid to the Placement Agent.  Additionally, to the extent that Mr. Swayne acts as a selling agent in transactions in the 2001 Offering, Mr. Swayne will receive from the Placement Agent a cash commission equal to 7.2% of the funds raised and warrants equal to 45% of the warrants to be paid to the Placement Agent.  As of the date of this report, no sales have been made under this agreement and no commissions have been paid.

On August 8, 2001, the Company entered into an agreement with Standard Investment Chartered, Inc. (“Standard”) whereby Standard will provide to the Company, on a non-exclusive basis, investment banking and brokerage services in connection with a possible future investment transaction.  In connection with this agreement, the Company paid Standard a retainer fee of $30,000 and agreed to pay Standard a cash commission of 10% of the first million dollars raised, 8% of the second million dollars raised, 7% of the third million dollars raised, 6% of the fourth million dollars raised, 5% of the fifth million dollars raised, 4% of the sixth million dollars raised and 3% of any remaining capital raised.  In addition, the Company will grant to Standard three (3) year warrants equal to 10% of the shares issued in any offering placed by Standard at an exercise price equal to the per share price of the shares sold in any offering, up to a maximum of one (1) million warrants.  The agreement has a term of 1 year from execution and can be cancelled by either party on 30 days written notice.  As of the date of this report, no sales have been made under this agreement and no commissions have been paid.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits.

10.54 *    Placement Agreement by and between the Company and Pacific West Securities. Inc. dated July 5, 2001.

10.55       Investment Banking Proposal by and between the Company and Standard Investment Chartered, Inc.,

                dated August 8, 2001.

*              Incorporated by referenced  herein to the Registrant's Quarterly Report on Form 10-QSB, as filed with the Commission on August 14, 2001.

 (b)          Reports of Form 8-K

The Registrant filed no Current Reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEGEN CORPORATION
(Registrant)

Dated: November 13, 2001	By:	/S/ JESSICA L. STEVENS
Jessica L. Stevens
Chief Executive Officer
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)