Form 10KSB
period 2001-12-31
TELEGEN CORP /CO/
filed 2002-04-01
CIK 906448

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to __________

                         Commission file number 0-21864

                               TELEGEN CORPORATION
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           CALIFORNIA                                  84-067214
           ----------                                  ---------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

           1840 GATEWAY DRIVE, SUITE 200, SAN MATEO, CALIFORNIA 94404
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (650) 261-9400
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK.

    Check  whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    For the fiscal year ended December 31, 2001, the issuer's revenues were $0. As of March 15, 2001, the aggregate market value of issuer's voting stock held by non-affiliates was $11,223,933.

    Documents Incorporated by Reference:  Yes

    Transitional Small Business Disclosure Format:   Yes   [   ]  No   [X]

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 13(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court. Yes [X] No [ ]

    This Report on Form 10-KSB contains information concerning the issuer relating to the fiscal year ended December 31, 2001, except where otherwise indicated.

                               Telegen Corporation
                          Annual Report on Form 10-KSB
                                Table of Contents


    PART I

         ITEM 1.    DESCRIPTION OF BUSINESS.............................................  3
         ITEM 2.    DESCRIPTION OF PROPERTY............................................. 14
         ITEM 3.    LEGAL PROCEEDINGS................................................... 14
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 15

    PART II

         ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............ 15
         ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................... 18
         ITEM 7.    FINANCIAL STATEMENTS................................................ 34
         ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................. 34

    PART III

         ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                    PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.......... 35
         ITEM 10.   EXECUTIVE COMPENSATION.............................................. 40
         ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...... 48
         ITEM 12.   CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS............. 51
         ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..... 53

    SIGNATURES

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," "Item 3 Legal Proceedings" and "Item 6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Telegen Corporation ("the Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2001.

Business of Telegen

Telegen Corporation ("Telegen" or the "Company") is a high technology company with products in development in the flat panel display, telecommunications, datacasting and digital television markets. At present, Telegen is organized as a holding company with two inactive subsidiaries and two active subsidiaries. Telegen Display Corporation ("TDC"), a California corporation and wholly-owned subsidiary of the Company, is developing a low-cost flat panel display technology to compete with other types of flat panel displays. Telisar Corporation ("Telisar"), a California corporation and majority-owned subsidiary of the Company, is commercializing a system for embedding digital information and data within standard analog television signals, both cable and over-the-air broadcast. Telegen Communications Corporation ("TCC"), a California corporation and wholly-owned subsidiary of the Company, and Telegen Display Laboratories, Inc., ("TDL") a California corporation and wholly-owned subsidiary of the Company, are both currently inactive. Telegen's corporate offices are located at 1840 Gateway Drive, Suite 200, San Mateo, CA 94404, (650) 261-9400.

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

In the fiscal year ending December 31, 2001,  certain  significant  developments occurred. Effective March 31, 2001, Mr. Jack King, Senior Vice President of Investor Relations, resigned as an employee of the Company and resigned as a director on June 11, 2001. On May 11, 2001 the Company's common stock resumed quotation on the Over-the-Counter Bulletin Board ("OTCBB"), where the Company's stock is currently quoted under the symbol "TEGN". On August 28, 2001, the Company announced completion of its Phase I development goals for its key technologies and instituted an expense reduction program and realignment of its senior management team. As part of the expense reduction and management realignment, William M. Swayne, II agreed to step down as the Company's President and Chief Operating Officer. Mr. Swayne continues to serve as a director. Donna M. Morabito was appointed Vice President of Corporate Communications and Investor Relations, Lisa M. Yamonaco was appointed Vice President of Product Development and Victoria S. Kolakowski was appointed General Counsel. On October 15, 2001 the Company closed a Regulation S Offering of its Common Stock and warrants in the amount of $1 million. In a subsequent event, on January 8, 2002, Telisar announced completion of its first commercial product, the Separate Video Program ("SVP") system, for embedding digital programming in standard analog television signals.


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

Telegen expects its HGED flat panel display technology to compete favorably against other flat panel display technologies, presently including Active Matrix Liquid Crystal Display technology ("AMLCD"), Field Emission Display technology ("FED"), Plasma Display Panel technology ("PDP") and Organic Light Emitting Diode technology ("OLED"), in terms of resolution, brightness, color, viewing angle and manufacturability. More significantly, Telegen believes HGED displays may be manufacturable in large sizes at a lower cost than the other technologies and, since HGED display fabrication requires minimal semiconductor processing, the Company believes the cost of a manufacturing plant could be less than a comparable AMLCD plant.

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

Laboratory prototypes based upon aspects of the Telegen technology have been fabricated in sizes up to 14" diagonal with full color, full gray scale, high brightness and which run a television standard (NTSC) signal from a videotape. Additionally, high brightness test cells have been constructed in the next step of development for the more advanced and potentially lower cost Level 5 technology.

Telegen believes that its flat panel display technology has substantial value. Telegen's research and development facility is located in Silicon Valley and the Company plans to license the manufacturing of the display into a broad range of display markets in order to facilitate the quickest possible market acceptance.

Display Patents and Manufacturing

On November 7, 1998, the Company received its first U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent # 5,831,397 titled "Deflecting Apparatus for a Flat Panel Display Illuminated by Electrons." On September 7, 1999, the Company received its second U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent # 5,949,395 titled "Flat Panel Matrix-Type Emissive Display." On January 9, 2001, the Company received a
U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent # 6,172,457, titled "Thermally Compatible Ceramic Collars for Flat Panel Displays." The Company currently has twenty two additional flat panel display patents pending and expects to file up to ten new flat panel display patents over the next two years. The Company expects these and future patents to protect its proprietary technologies and techniques for building highly cost effective flat panel displays without the use of high-tech semiconductor facilities.

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


Flat Panel Market

For close to the past 50 years, the Cathode Ray Tube ("CRT") has been the gold standard against which all displays are judged. Producing the brightest display with the highest contrast, fastest speed and highest resolution, the CRT accounts for over 90% of the worldwide market for displays. According to Stanford Resources-iSuppli, the leading market research firm focusing on the global electronic display industry, it is estimated that in 2001 over 108.4 million CRT-based monitors were sold, with over 94.7 million units sold into the desktop computer marketplace. In 1999, worldwide OEM sales for all CRT monitors rose to $19.5 billion with 51.4% of the worldwide desktop computer monitor market represented by 17" diagonal units.

Despite its dominance of the display market, the CRT has its shortcomings, making it vulnerable to new technologies capable of providing equal performance at reasonable cost. Besides its weight, bulk and handling issues, the CRT requires dangerously high electrical voltages (>25,000 volts), generates magnetic and electrical fields and, most alarming, the CRT generates harmful X-rays.

In development since the early 1970s, the flat panel display has been utilized in a wide variety of consumer and industrial applications. In the mid 1980s, due to its thin size, light weight, low voltage and low power consumption, the flat panel display fueled the emergence and growth of the laptop computer, one of the fastest growing computer segments. The predominant flat panel technology, the Active Matrix Liquid Crystal Display or AMLCD, fueled by the growth of the laptop market, is estimated to account for over 70% (in dollars) of the worldwide flat panel market today. The total flat panel display market, as estimated by DisplaySearch, a flat panel display market research and consulting firm, was $22.8B for 2001, a decline of 5% from 2000.

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

Several Japanese companies have recently introduced color plasma-driven liquid crystal display ("LCD") flat panel displays of 40" diagonal size which are available in the U. S. for about $5,000 to $8,000 retail.

Full-color Plasma Display Panels ("PDP") have been in limited production since 1994 and are available in the U. S. in sizes from approximately 27" diagonal to 42" diagonal and at retail prices ranging from $5,000 to $20,000. They are manufactured by a number of Japanese companies, including Fujitsu, Matsushita, Hitachi and NEC and the Korean display manufacturer Orion Electric Company.

Additionally, a number of companies, including Candescent Technologies Corporation, Futaba and PixTech are developing a technology known as Field Emission Display (FED). FED displays are constructed using semiconductor technology and are therefore inherently expensive and limited in size to the available production equipment. FED displays are not available in volume production at this time.

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


Telisar Corporation

Telisar Corporation ("Telisar"), a majority-owned subsidiary of the Company, is developing a patent-pending broadband datacasting system which embeds digital products such as video, music, movies, software and radio into existing television broadcast signals and analog cable systems without any noticeable change to the existing analog program. By embedding digital signals in over-the-air television signals, broadcasters may be able to add additional channels and premium programming to their existing channel allocations and radio broadcasters may be able to simulcast their stations in digital near CD-quality over the existing television stations. The nation's cable providers, currently spending over $12.3 billion annually to upgrade and expand their cable infrastructure to provide increased channel capacity and enhanced security, may now be able to quickly upgrade to digital service without expensive modifications to the existing infrastructure.

Telisar Separate Video Program System

Telisar's Separate Video Program ("SVP") system, announced on January 8, 2002, embeds digital video channels into existing analog television channels, both cable and broadcast, providing additional video and audio programming with no degradation to the original television program. A key and early market for this technology is expected to be the cable television industry.

According to the National Cable & Telecommunications Association, the cable television market is currently over a $48.1 billion industry with more than 9,900 cable systems serving over 73 million consumers in the United States alone. Cable now penetrates over 69% of America's households and has seen dramatic growth over the last 30 years, going from 2,490 cable systems in 1970 to 9,947 in 2001, with similar growth in revenues. From 1989 to 2001, subscriber cable revenues rose from $15.3 billion to $48.1 billion.

Fueling this dramatic growth has been the vast diversity of the cable entertainment available to consumers. From 1990 through 2001, the number of cable video networks rose from 79 to 281, and today includes many networks that are available only in digital format. The key to profitability for the cable networks is channel capacity. Once the basic cable service is hooked up, "up-selling" provides very high margins for the cable providers. However, the channel capacity of the majority (92.2%) of cable customers is less than 90 channels, with approximately 34% of customers receiving less than 54 channels.

In 2000, the cable industry spent approximately $12.34 billion in upgrade and construction expenditures, according to Paul Kagan Associates, a major industry research firm. The largest single category of upgrades to the infrastructure is conversion from analog cable to digital cable, with its greater channel capacity and increased security. Yet, after billions spent on infrastructure upgrading, of the 73.1 million cable customers in the United States today, as of December 31, 2001, only 21.6% or 15.2 million customers are served by digital cable with its high channel capacity.

By utilizing Telisar's Separate Video Program technology, the cable television systems may be able to increase the channel capacity of their analog systems by at least 100% and, depending upon the type of cable system and its technical characteristics, may be able to achieve up to a 200% increase in channel capacity, resulting in the addition of 50 to 150 new digital quality channels to an existing analog cable system.

The SVP technology, if commercialized, may also provide traditional on-air TV broadcasters with the ability to transmit a second digital channel embedded into their existing analog broadcast channel with no additional channel allocations.

On January 8, 2002, Telisar announced and publicly demonstrated the SVP technology and began discussions with a major international electronics company regarding commercialization of the SVP technology. As of the date of this report, those discussions are continuing and no agreements have yet been reached.

Telisar Digital Radio System

Telisar has begun initial development of a prototype Digital Radio System which could augment the existing AM and FM radio service in the United States with near-CD quality audio entertainment. As presently envisioned, Telisar would establish a single, high speed digital datacasting channel on one analog television channel in each of the top U. S. markets, with a goal of establishing at least a single datacasting channel in each of the top 30 U. S. markets covering up to 90% of the U. S. population. This single datacasting channel in each market could transmit 50 to 100 channels of near-CD quality stereo programming along with additional enhanced digital services such as continuous weather, traffic and emergency conditions. Additional datacasting channels could be added in markets where additional Digital Radio channels were needed. The Company has not yet contracted with any television broadcaster to transmit digital data for this proposed service.

Telisar Patents

Telisar currently has patent applications pending on four distinct inventions plus two provisional patent applications to protect enhancements to one of the core patent applications. On April 13, 2001, Telisar filed a U. S. utility patent application, entitled "Low Cost System Method Apparatus And Way Of Doing Business For The Conveyance And Electronic Labeling And Use Of Secure Multimedia And Data Products," which describes what Telisar believes to be unique methods for the high speed, secure delivery of digital data products and the methods for conducting business utilizing these methods. This patent application was based upon provisional patent applications previously filed in the U.S. on May 2, 2000, May 25, 2000 and January 4, 2001. The United States Patent and Trademark Office published the utility patent application as US 2002/0010641on January 24, 2002. A corresponding Patent Cooperation Treaty (PCT) international patent application was filed on January 4, 2002.

On June 15, 2001 and July 19, 2001, Telisar filed two U.S. utility patent applications to cover specific implementations of the data encoding for the Telisar system, based upon a provisional patent application filed on January 4, 2001. Telisar filed PCT international patent applications on these inventions on January 4, 2002. On January 24, 2002 and February 15, 2002, Telisar filed provisional U.S. patent applications covering improvements on these implementations.

On December 21, 2001, Telisar filed a PCT international patent application based on a provisional U.S patent application filed on December 21, 2000 that covers what Telisar believes to be a unique method of providing portable wireless multi-player gaming and interactive entertainment compatible with Telisar's proprietary datacasting technology.

Telisar believes that broad patent protection may be granted for its technology, including but not limited to the method for conducting e-commerce through its datacasting network, the system and methods of transmitting data and the Network Interface hardware platform. Telisar expects to file additional U. S. and foreign patent applications in the next 12 months.

Telegen Research and Development

Telegen's research and development expenses for the years ending December 31, 2001 and 2000 were $2,338,968 and $1,565,795, respectively. Research and development expenses for the year 2001 increased from those of the year 2000 due to increased activity in the Company's flat panel research efforts and development efforts related to Telisar's datacasting system. Research and development expenses for the year 2000 were related to development activities of Telegen's HGED flat panel display technology. Continued development of the flat panel display technology will continue to represent significant capital expenditures in the Company's near term. Telegen estimates that expenditures for research and development related to flat panel display development and development of Telisar's datacasting system will increase to approximately $8,000,000 for the year 2002, subject to availability of funds.

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

The Company and its subsidiaries routinely file for both United States and foreign patents on its technologies. Telegen believes, based upon the advice of patent counsel, that patent protection may be available to the Company on substantial portions of its technologies. On December 31, 1996, the Company was awarded a broad (60 claims) U. S. patent covering its Parallel and RPS communications technologies, U. S. Patent No. 5,590,182 titled "System for Interception and Transmission of Communication Signals on Telephone and Data Lines." This patent was assigned to SynerCom on April 1, 1998 but was re-assigned back to Telegen in June 2000. On November 7, 1998, the Company received its first U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent No. 5,831,397 titled "Deflecting Apparatus for a Flat Panel Display Illuminated by Electrons." On September 7, 1999, the Company received its second U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent No. 5,949,395 titled "Flat Panel Matrix-Type Emissive Display." On January 9, 2001, the Company received a U. S. patent on aspects of the HGED flat panel display technology, U. S. Patent No. 6,172,457, titled "Thermally Compatible Ceramic Collars for Flat Panel Displays."

The Company currently has pending flat panel display patent applications in the U.S. or in the PCT (international) covering twenty-two inventions as well as one international patent application covering its proprietary antenna technology, and expects to file up to ten new flat panel display patent applications over the next two years. Telisar currently has patent applications pending in the U.S. and internationally covering four separate inventions as well as two sets of improvements, and expects to file additional patent applications over the next two years. See "Telisar Patents" in this Item above. As of December 31, 2001, the Company has not been issued any foreign patents. The Company also believes it retains copyright protection for the software used in its products as well as for its integrated circuit designs.

It is the policy of Telegen to aggressively protect, through all appropriate means, all of its legal rights to its technologies. There are currently no claims pending or asserted against any of the Company's technologies or intellectual property other than those proceedings listed in "Item 3. Legal Proceedings." The Company relies on a combination of patents, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect its rights pertaining to its products and technologies. Such protection, however, may not preclude competitors from developing products similar to the Company's products. In addition, the laws of certain foreign countries do not protect Telegen's intellectual property rights to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful. See "Item 6. Management's Discussion and Analysis - Risk Factors - Telegen may not be able to protect its proprietary information." HGED Flat Panel Display Licensing

The Company has established a corporate policy to actively explore licensing opportunities for all of its products and technologies. The Company has a number of proprietary technologies for which it has secured either patent or trade secret protection and which the Company believes are licensable. Telegen believes that its HGED flat panel display technology has substantial value and could be the basis of both strategic relationships as well as licensing opportunities. The Company believes that, if it can license the HGED technology on favorable terms to a wide range of companies located in all major markets, both domestic and foreign, it can achieve earlier market acceptance of the technology.

Regulatory Matters

Telegen's flat panel display subsidiary, Telegen Display Corporation, is subject to handling and reporting requirements of the U. S. Environmental Protection Agency (the "EPA"), the California Occupational Safety and Health Administration (CalOSHA) and local environmental authorities regarding the handling and storage of certain chemical materials used in the development and manufacture of its flat panel displays. The Company believes it is in full compliance with all rules, regulations and requirements promulgated by these authorities and maintains and aggressive internal safety and compliance program.


Telisar's wireless delivery system is subject to the rules and regulations issued by the Federal Communications Commission ("FCC"), including rules governing its hardware systems under Part 15. Although Telisar believes that its wireless system complies with all applicable rules and regulations promulgated by the FCC, new regulations, rules and requirements are enacted continually and there can be no assurance that future rules, regulations or requirements will not be enacted which could have a material adverse effect upon Telisar's results of operations.

See "Item 6. Management's Discussion and Analysis - Risk Factors - Federal, State and Local Regulatory Rules and Regulations."


Telegen Employees

As of April 1, 2002, the Company employs 16 persons on a full-time basis, including executive officers, a general support staff, scientists and engineers. Telegen also employs consultants and independent contractors, some of whom the Company intends to hire as full time employees in the future. Telegen believes that its employee relations are good. The Company's future success will depend in significant part upon the continued service of certain key technical and senior management personnel, and Telegen's ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel. Competition for such personnel is intense. See "Item 6. Management's Discussion and Analysis - Risk Factors - Telegen's Dependence Upon Key Personnel."

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

ITEM 2.  DESCRIPTION OF PROPERTY

Telegen maintains its corporate offices at 1840 Gateway Drive, Suite 200, San Mateo, California 94404. Also located at this address are the corporate offices of Telegen's subsidiaries, Telegen Display Corporation and Telisar Corporation.

In December, 1999, the Company entered into a sublease, commencing January 10, 2000, of approximately 2,000 square feet of R&D facilities in Foster City, California, at a net cost of approximately $3,300 a month, including Telegen's respective share of the building's operating expenses. In April and September 2000, the Company entered into two 2-year leases totaling approximately 5,200 square feet of R&D facilities in Foster City, California, at a cost of approximately $9,200 a month, including Telegen's respective share of the building's operating expenses. In July 2000, the Company entered into a 2 year lease of approximately 960 square feet of R&D facilities in Foster City, California, at a net cost of approximately $3,500 a month, including Telegen's respective share of the building's operating expenses. The Company plans to lease additional larger facilities to consolidate operations in the second half of 2002. Telegen believes there is adequate space available in its immediate area for these new facilities, but there can be no assurance that additional space can be located on favorable terms or that the Company will not incur significant expenses to relocate to new facilities. The Company also periodically leases living quarters for visiting personnel and consultants.


ITEM 3.  LEGAL PROCEEDINGS

BANKRUPTCY. On October 28, 1998, the Company commenced a reorganization case ("Chapter 11 Case") under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division ("Bankruptcy Court"), designated as In re Telegen Corporation, case number 98-34876-DM-11. During the first half of 2000, the Company managed its affairs as a "debtor-in-possession", subject to supervision of the Bankruptcy Court, including the requirements that the Company file certain reports and seek court approval for certain actions, primarily any actions outside the ordinary course of business. The Company filed a Plan of Reorganization on April 21, 2000, and the Bankruptcy Court confirmed the Plan of Reorganization on June 28, 2000.

DRL SUIT. On August 24, 2001, Telegen and Display Research Laboratories, Inc. ("DRL") settled the litigation between the two companies that had been pending in Federal Court in San Francisco, California. The agreement also dismisses the individuals named in the lawsuit, including Telegen's President and Chief Executive Officer, Jessica L. Stevens, DRL President David Guo, and DRL Chief Scientist Ted Naugler.

The settlement between Telegen and the plaintiffs in this case ends the litigation without any payment by either party. The parties have agreed that DRL is not currently using any of Telegen's trade secrets, and will not do so in the future.

RATES TECHNOLOGY INC. SUIT. On August 10, 2001, Rates Technology Inc. ("Rates") filed an action (the "Rates Complaint") in the U.S. District Court for the Eastern District of New York against the Company and its inactive subsidiary, Telegen Communications Corporation ("TCC"), alleging patent infringement in the manufacture and sale of TCC's ACS-2000 and subsequent telephone dialers, discontinued since 1998. Rates seeks injunctive relief, monetary damages and attorney's fees. The Company believes that its patented dialers do not infringe any of Rates' patents. In addition, the Confirmation Order entered by the Bankruptcy Court on June 30, 2000 bars all claims for activities occurring prior to entry of that Order and no manufacture, sale or offer for sale of these dialers has occurred since entry of the Order. Therefore the Company believes that the Rates Complaint has no merit.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fiscal year ended December 31, 2001.



                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


As of December 31, 2001, the common stock of the Company is quoted on the Over-The-Counter Electronic Bulletin Board (the "OTCBB"). There is no assurance that the OTCBB can or will provide sufficient liquidity for the purchase and sale of the Company's Common Stock. The Company intends to return to the Nasdaq SmallCap market as soon as it meets the listing and maintenance requirements. On February 22, 1998, Nasdaq raised such listing and maintenance requirements. There can be no assurance that the Company will be successful in relisting its stock on the Nasdaq SmallCap Market, in the near future, if at all, or that, if such efforts are successful, a broad trading market will develop in the Company's stock.

The following table sets forth the quarterly high and low bid prices of the Company's common stock from January 3, 2000 through December 31, 2001. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share data in the following table has been retroactively restated to reflect this reverse stock split. Such prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

               Quarter Ended                 Bid Prices
               -------------              ----------------
                                           High       Low
                                          -----      -----
               March 31, 2000             $56.00     $3.20
               June 30, 2000              $24.99     $8.00
               September 30, 2000         $20.00     $4.13
               December 31, 2000          $8.00      $1.05
               June 30, 2001              $4.75      $1.80
               September 30, 2001         $2.75      $0.31
               December 31, 2001          $1.49      $0.32


As of December 31, 2001 there were 17,911,791 post-effective shares issued and outstanding and approximately 1,000 holders of record of the Company's common stock. The Company believes that a significant number of beneficial owners of its common stock hold shares in street name. No dividends have ever been paid to Telegen's common stock shareholders and Telegen does not anticipate paying dividends in the future.

On December 22, 2000 the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") to register for resale shares issued or sold by Telegen in offerings conducted in 1999 and 2000, the acquisition of 66.7 % of the outstanding shares of eTraxx Corporation and certain other shares and shares underlying certain warrants and options issued by the Company. On January 9, 2001, the Company filed an Amended Registration Statement and on April 10, 2001, the Company filed a Form RW under Rule 477 of the Securities Act of 1933 withdrawing the Registration Statement. The Company elected to withdraw the Registration Statement in light of discussions with the SEC as to its eligibility for the use of such a Registration Statement at the time. See "Liquidity and Capital Resource" section including in Item 6 below,
Item 12 and footnotes to the Financial Statements.

On February 26, 2001 the Company issued a qualified stock option under its Directors Option Program for the purchase of 400 shares of the Company's common stock. The option has a per share exercise price of $2.50, expires on February 25, 2011 and vested immediately. Exemption from registration is claimed under
Section 4(2) of the Act.

On April 5, 2001 the Company issued a qualified stock option under its Directors Option Program for the purchase of 513 shares of the Company's common stock. The option has a per share exercise price of $1.95, expires on April 5, 2011 and vested immediately. Exemption from registration is claimed under Section 4(2) of the Act.

On May 8, 2001 the Company granted a qualified stock option to an employee under its Inventors Patent Incentive Program for the purchase of up to 1,539 shares of the Company's common stock. The option has a per share exercise price of $3.58, expires on May 7, 2004 and vests upon the issuance of the employee's patent. Exemption from registration is claimed under Section 4(2) of the Act.

On June 21, 2001 the Company issued a qualified stock option under its Directors Option Program for the purchase of 317 shares of the Company's common stock. The option has a per share exercise price of $3.15, expires on June 20, 2011 and vested immediately. Exemption from registration is claimed under Section 4(2) of the Act.

On August 1, 2001 the Company issued a warrant to a consultant in connection with a services contract for the purchase of up to 100,000 shares of the Company's common stock. Under the warrant, 50,000 shares have an exercise price of $2.50 per share and 50,000 shares have an exercise price of $3.50 per share, and vest immediately. The warrant expires on July 31, 2004. Exemption from registration is claimed under Section 4(2) of the Act.

On August 9, 2001 the Company issued a qualified stock option under its Directors Option Program for the purchase of 806 shares of the Company's common stock. The option has a per share exercise price of $1.24, expires on August 8, 2011 and vested immediately. Exemption from registration is claimed under
Section 4(2) of the Act.

On October 25, 2001 the Company issued a qualified stock option under its Directors Option Program for the purchase of 735 shares of the Company's common stock. The option has a per share exercise price of $1.36, expires on October 24, 2011 and vested immediately. Exemption from registration is claimed under
Section 4(2) of the Act.

On November 9, 2001 the Company completed an offering of 500,000 units, each unit consisting of four (4) shares of Common Stock and a three year warrant to purchase one share of Common Stock at an exercise price of $2.00 per share, to a foreign investor (the "Regulation S Offering") at a price of $2.00 per unit for gross proceeds of $1,000,000. A commission of a three year warrant to purchase 200,000 shares of Common Stock at the Fair Market Value of the stock on the date that the Regulation S Offering was closed, or an exercise price of $1.30 per share, was paid to a non-affiliate foreign person for placement services in connection in the Regulation S Offering. The Regulation S Offering was not registered under the Act and was conducted in reliance upon the exemption from registration afforded by Regulation S under such Act. All of the purchasers in the Regulation S Offering were non-U.S. Persons as defined in Rule 903 of Regulation S.

On November 12, 2001 the Company granted a qualified stock option to an employee under an employment agreement for the purchase of up to 50 shares of the Company's common stock. The option has a per share exercise price of $1.25, expires on November 11, 2004 and vested upon issuance. Exemption from registration is claimed under Section 4(2) of the Act.

On November 28, 2001 the Company granted a qualified stock option to an employee under an employment agreement for the purchase of up to 200 shares of the Company's common stock. The option has a per share exercise price of $1.35, expires on November 27, 2004 and vested upon issuance. Exemption from registration is claimed under Section 4(2) of the Act.

On December 1, 2001 the Company issued a warrant to a consultant in connection with a services contract for the purchase of up to 25,000 shares of the Company's common stock at an exercise price of $1.32 per share. The warranted vested upon issuance and expires on December 5, 2004. Exemption from registration is claimed under Section 4(2) of the Act.

On December 10, 2001 the Company issued a qualified stock option under its Directors Option Program for the purchase of 752 shares of the Company's common stock. The option has a per share exercise price of $1.33, expires on December 9, 2011 and vested immediately. Exemption from registration is claimed under
Section 4(2) of the Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


Telegen, through its subsidiary and predecessor corporation, Telegen Communications Corporation ("TCC"), was organized and commenced operations in May 1990. From inception until 1993, Telegen was principally engaged in the development and testing of its telecommunications products. Telegen's first product sales and revenues were realized in 1991. Revenues from 1991 through 1995 were derived primarily from sales of Telegen's telecommunications products. In 1996, revenues were derived primarily from the operations of Morning Star Multimedia, Inc. ("MSM"), a subsidiary of the Company. In 1997, revenues were derived from the operations of MSM and TCC, a subsidiary of the Company. In 1998, revenues were derived from the operations of TCC. In 1999, 2000, and 2001, Telegen had no operating revenues.

Telegen, through its wholly owned active subsidiary, Telegen Display Corporation ("TDC"), a California corporation, is engaged in the development of flat panel display technology. The results for TDC for FY 2001 are consolidated in the results for Telegen presented in this report. Through Telegen's majority owned active subsidiary, Telisar Corporation ("Telisar"), a California corporation, the Company is also engaged in the development of a proprietary high-speed network for the delivery of digital content.

Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of December 31, 2001 Telegen has an accumulated deficit of $41,365,746. As of December 31, 2001 Telegen had working capital of $508,775. Telegen expects to continue to incur substantial operating losses through 2002. In order to become profitable, Telegen must successfully develop commercial products, manage its operating expenses, establish manufacturing capabilities, create sales for its products and create a distribution capability.


Telegen has made significant expenditures for research and development of its products. In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.


RESULTS OF OPERATIONS

REVENUES. Revenues for the year ending December 31, 2001 were $0 compared to $0 for the year ending December 31,2000.


COST OF GOODS SOLD. Cost of goods sold and contract services were $0 for the year ended December 31, 2001 and $0 for the year ended December 31, 2000.

SALES AND MARKETING. Sales and marketing expenses were $103,680 for the year ended December 31, 2001 compared to $0 for the year ended December 31, 2000. All of the sales and marketing expenses for the year ended December 31, 2001 were attributable to Telegen and consisted primarily of salaries and tradeshow expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses were $2,338,968 for the year ended December 31, 2001 compared to $1,565,795 for the year ended December 31, 2000. Increased research and development expenses for 2001, as compared with 2000, resulted from increased development activities related to the Company's HGED flat panel display and Telisar's development efforts related to its datacasting technology. Of the research and development expenses for 2001, $1,590,038 was attributable to Telegen and $748,930 was attributable to Telisar. Of the research and development expenses for 2000, $802,283 was attributable to Telegen and $763,512 was attributable to Telisar. Research and development expenses for both Telegen and Telisar consisted primarily of salaries and consulting fees. Research and development expenses for Telegen for 2001 represent an increase of approximately 100% as compared with 2000; this increase resulted primarily from the completion of the Company's R&D facility and increased staffing. Research and development expenses for Telisar for the year ended December 31, 2000 included a charge of $485,144 for warrants issued in connection with a consulting contract; excluding the charge for these warrants, research and development expenses for Telisar for 2000 were $278,368. Excluding the warrant expense for 2000, research and development expenses for Telisar for 2001 represent an increase of approximately 150% as compared with 2000; this increase resulted primarily from increased staffing and consulting fees, including a full year of fees for a consultant firm whose contracts began in the second half of 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4,072,674 for the twelve months ended December 31, 2001 compared to $6,445,775 for the twelve months ended December 31, 2000. Of the 2001 general and administrative expenses, $3,878,340 was attributable to Telegen and $194,334 was attributable to Telisar. The primary components of general and administrative expenses for 2001 were employee salaries and accounting and legal expenses. Of the 2000 general and administrative expenses, $5,893,503 was attributable to Telegen and $552,272 was attributable to Telisar. The primary components of general and administrative expenses for 2000 for Telegen were cash payments of allowed claims under the Plan of Reorganization confirmed on June 28, 2000, employee salaries and accounting and legal expenses. The primary components of general and administrative expenses for 2000 for Telisar were employee salaries and accounting and legal expenses. The decrease in general and administrative expenses for 2001 as compared to 2000 primarily reflects the payments of allowed claims under the Plan of Reorganization confirmed on June 28, 2000, which were recorded in 2000. While general and administrative expenses for Telegen decreased for the second half of 2001 as compared with the first half of 2001 and the second half of 2000, on a year to year comparison this was offset by decreased expenses in the first half of 2000. The decrease in general and administrative expenses for the second half of 2001 for Telegen was related to decreased staffing and corporate activities as of August 15, 2001. The decrease in general and administrative expenses for Telisar for 2001 as compared with 2000 related to decreased staffing and corporate activities for the full year.


INTEREST INCOME AND EXPENSE. Net interest income for the year ended December 31, 2001 was $183,018 as compared with net interest income of $210,424 for the year ended December 31, 2000. Of the interest income and expense for 2001, $197,261 was interest income and $14,243 was interest expense. The interest income for the year ended December 31, 2001 resulted primarily from interest earned on deposits; $178,149 of interest income was attributable to Telegen and $19,112 was attributable to Telisar. All of the interest expense for the year ended December 31, 2001 was attributable to Telegen and consisted primarily of interest paid to investors in a prior offering that was canceled by Telegen in April 2001. Of the interest income and expense for the year ended December 31, 2000, $418,312 was interest income and $207,888 was interest expense. The interest income for the year ended December 31, 2000 consisted of interest earned on deposits held in financial institutions; $387,983 was attributable to Telegen and $30,329 was attributable to Telisar. All of the interest expense for 2000 was attributable to Telegen and related to notes outstanding during the period. The decrease in interest income for the year ended December 31, 2001 resulted from decreased interest earned on deposits held in financial institutions.


LIQUIDITY AND CAPITAL RESOURCES

Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. From the inception of the Company through December 31, 2001, Telegen and its subsidiaries have raised a total of $42,568,323 in net capital through the sale of Telegen common stock, preferred stock and subsidiary common stock. The Company currently has no preferred stock outstanding. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share and per share data in this section have been retroactively restated to reflect this reverse stock split.

On March 27, 2000, the Company conducted an offering of up to 1,000,000 shares of its Common Stock at a price of $10 per share for total gross proceeds of up to $10,000,000 (the "$10 Offering"). The offering was conducted pursuant to Rule 506 of Regulation D under the Act. As of June 30, 2000, the Company received subscriptions for approximately $7,200,000 in the $10 Offering. The proceeds were held in escrow until a registration statement covering all the shares in the $10 Offering had been declared effective by the Securities and Exchange Commission ("SEC") within 180 days after confirmation of the Company's Plan of Reorganization. On December 18, 2000, the terms of the $10 Offering were changed to reduce the share price to $5.00 per share and to extend to April 30, 2001, that date by which a registration statement covering all the shares in the $10 Offering had to be declared effective by the SEC. On April 10, 2001, the Company determined that it would be unable to meet the April 30, 2001 deadline for effectiveness of its Registration Statement and instructed that all the proceeds held in escrow be returned to the investors.

On November 9, 2001 the Company completed an offering of 500,000 units, each unit consisting of four (4) shares of Common Stock and a three year warrant to purchase one share of Common Stock at an exercise price of $2.00 per share, to a foreign investor (the "Regulation S Offering") at a price of $2.00 per unit for gross proceeds of $1,000,000. A commission of a three year warrant to purchase 200,000 shares of Common Stock at an exercise price equal to the Fair Market Value of the stock on the date that the Regulation S Offering was closed, or $1.30 per share, was paid to a non-affiliate foreign person for placement services in connection in the Regulation S Offering. The funds were released to the Company immediately.

In a subsequent event, on February 11, 2002 the Company closed an offering of 250,000 units, each unit consisting of one (1) share of its Common Stock and one
(1) three year warrant to purchase a share of Common Stock at an exercise price of $1.00 per share, to an individual for net proceeds of $125,000. No commission was paid for this offering. Proceeds from the offering were available to the Company immediately upon closing.

Telegen issued 1,200 shares of common stock during the year ended December 31, 2001 in lieu of cash as payment for certain consulting services rendered valued at $5,282. Pursuant to Telegen's Plan of Reorganization which was confirmed on June 28, 2000 Telegen issued 498,147 shares of common stock during 2001 in lieu of cash as payment for certain unsecured creditor and administrative claims in its reorganization, amounting to $846,138. Pursuant to Telegen's Plan of Reorganization which was confirmed on June 28, 2000, Telegen issued 308,590 shares of common stock and committed to issue 491,659 shares of common stock during 2000 in lieu of cash as payment for certain unsecured creditor and administrative claims in its reorganization, amounting to $1,317,871.

Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although Telegen believes it will obtain additional funding in 2002, there can be no assurance that Telegen will be able to obtain such funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all, to meet its capital demands for operations. Telegen believes it will also require substantial capital to complete development of a finished prototype of the flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, the results of operations from the flat panel technology will be materially adversely affected.

Telegen does not have a final estimate of costs nor the funds available to build a full-scale production plant for the flat panel display and will not be able to build this plant without securing significant additional capital. Telegen plans to secure these funds either (1) from a large joint venture partner who would then be a co-owner of the plant or (2) through a future public or private offering of stock. Even if such funding can be obtained, which cannot be assured, it is currently estimated that a full scale production plant could not be completed and producing significant numbers of flat panel displays before early 2003. Telegen is also currently contemplating entering into license agreements with large enterprises to manufacture the displays. The manufacturers would also have the attributes of established manufacturing expertise, distribution channels to assure a ready market for the displays and established reputations, enhancing market acceptance. Further, Telegen might obtain front-end license fees and ongoing royalties for income. However, Telegen does not currently expect to have any such manufacturing license agreements in place before the end of 2002, or any significant production of displays thereunder before early 2003.

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

Telegen anticipates incurring substantial costs for research and development, sales and marketing activities. Management believes that development of commercial products, an active marketing program and a significant field sales force are essential for Telegen's long-term success. Telegen estimates that its total expenditures for research and development and related equipment and overhead costs for flat panel display development could aggregate over $3,000,000 during 2002 and for research and development and related equipment and overhead costs for Telisar could aggregate over $5,000,000 during 2002. Telegen estimates that its total expenditures for sales and marketing could aggregate over $1,000,000 during 2002.

                                  RISK FACTORS

In addition to the other information in this Report on Form 10-KSB, the following risk factors should be considered carefully in evaluating the Company and its business:


Telegen is a high technology company with no revenues.

Telegen, along with its subsidiaries, has a limited operating history in developing and commercializing its products, has generated no revenues since the year ended 1998, and it is difficult to evaluate the Company's business and prospects. The Company has been engaged in lengthy development of its flat panel display technology since 1995, as well as other technologies, and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from May 3, 1990 (inception) through December 31, 2001 is $41,365,746. The Company expects to continue to incur operating losses until at least the year 2003 as the Company continues expenditures for product development, continued United States and international patent prosecution and enforcement, marketing and sales, and establishment and expansion of manufacturing and distribution capabilities.

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


September 11, 2001 Terrorist Attack

As a result of the terrorist attacks in New York, Washington and Pennsylvania on September 11, 2001, significant financial and political changes have taken place in the United States and in the World. These changes will have an effect upon Telegen and the future activities contemplated by this report. Most of the Company's plans were made prior to September 11th and without regard to the events which took place on that date. As a result, future developments concerning Telegen and its ability to act in accordance with the plans and expectations set forth herein are subject to significant uncertainty.


Telegen will require additional capital to develop and commercialize its products.

The development and commercialization of the products and future products of the Company and its subsidiaries requires the expenditure of significant capital. Furthermore, the Company expects to incur operating losses for the foreseeable future and it is currently subject to a "going concern" opinion by its outside auditors. The Company's actual working capital needs will depend upon many factors, including but not limited to, the progress and success of the Company's research and development, the extent and timing of commercial acceptance of the Company's products, the Company's operating results, and the status of competitive products. The Company will require additional funding in order to achieve its operating objectives. The Company may seek to obtain such additional funds primarily through additional public or private equity or debt financings, as well as through strategic financial partners. If the Company raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the Common Stock. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, the issuance of debt securities could increase the risk or perceived risk of the Company. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all. If adequate funds are not available as required, the Company's results of operations will be materially adversely affected. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."


Going Concern

Singer Lewak Greenbaum & Goldstein LLP, in their independent auditors' report, has expressed "substantial doubt" as to Telegen's ability to continue as a going concern based on significant operating losses that Telegen's has incurred since inception. Telegen's consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in the notes to the consolidated financial statements.


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

Telisar's wireless delivery system is subject to the rules and regulations issued by the Federal Communications Commission ("FCC"), including rules governing its hardware systems under Part 15. Although Telisar believes that its wireless system complies with all applicable rules and regulations promulgated by the FCC, new regulations, rules and requirements are enacted continually and there can be no assurance that future rules, regulations or requirements will not be enacted which could have a material adverse effect upon Telisar's results of operations.


The Company has a number of technology issues to resolve before it will be able to manufacture a commercially viable product.

Although Telisar has completed initial engineering and development of its datacasting system, further development work and field testing will be necessary before the system can be deployed. To date, Telisar has not yet begun field testing or deployment of the system.

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

The Company's future operating results may depend upon its ability to manufacture its products at a competitive cost. To do so, the Company may have to develop manufacturing processes and acquire equipment and tooling that will allow it to produce high volumes of products at commercially viable yields. The Company has no flat panel display manufacturing experience or capability, which may hurt its ability to manufacture products at a competitive cost, and has only recently completed construction of its prototype manufacturing facility. The Company has no experience manufacturing its products on larger glass substrates, or manufacturing its products in volume, and its current facility cannot produce displays in volume. Because the Company has no experience with manufacturing its products, it may not be able to establish a manufacturing capacity at a reasonable cost, maintain the quality of its products as production increases, or develop the administrative and operational infrastructure necessary to support expanded operations. If it fails to achieve volume production of its products with competitive yields at acceptable costs, the Company's business, financial condition, and results of operations may be materially and adversely affected.


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

Certain shareholders together own or have the right to vote approximately 37.96% of the voting stock; the voting power of other shareholders may be limited.

Certain shareholders, including executive officers and directors, beneficially own or control, directly or indirectly, outstanding shares of Common Stock, which in the aggregate represent approximately 37.96% of the outstanding shares of Common Stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to the shareholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of the Company's stock to decline. Some of these persons or entities may have interests different than other shareholders. For example, these shareholders may be more interested in selling the Company to an acquirer than other investors or may want to pursue strategies that are different from that of other investors.


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


The Company's Common Stock may be subject to the Penny Stock Rules.

Since the Company's Common Stock is not listed on any national securities exchanges or the Nasdaq Stock Market and the price at which the Company expects the Common Stock to be quoted for the foreseeable future may be below $5.00, it is possible that resales of the Company's Common Stock will be subject to the requirements of the penny stock rules. The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national securities exchanges or quoted on The Nasdaq Stock Market). The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the Commission, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is suitable investment for the purchaser and to receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the market. As the Company's Common Stock will likely be subject to the penny stock rules, investors may find it more difficult to sell the Company's Common Stock.


ITEM 7. FINANCIAL STATEMENTS

The information required by this Item is set forth in the Company's Financial Statements and Notes thereto beginning at page F-1 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes or disagreements with the Company's accountants on accounting or financial disclosure during the fiscal year ended December 31, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Profiles of Directors and Executive Officers
    --------------------------------------------

                                                                          Date        Date
 Name                      Age   Position                                 Commenced   Terminated
 ----                      ---   --------                                 ---------   ----------
 Jessica L. Stevens*       44    Chair of the Board/                      5/03/90       N/A**
                                 Chief Executive Officer/Director

 Bonnie A. Crystal*        48    Executive Vice President/                5/03/90       N/A**
                                 Chief Technical Officer/Director

 William M. Swayne II***   56    President/                               7/01/00       8/15/01
                                 Chief Operating Officer/Director

 Dennis Wood               52    Chief Administrative Officer             7/01/00       8/15/01

 Stalimir Popovich         51    Senior Vice President/Telegen Displays   5/09/00       11/15/01

 Victoria Kolakowski*      40    Chief Administrative Officer/            9/15/97       ----
                                 General Counsel

 Steven Weiss*             48    Vice President/Research & Development    7/01/00       ----

 Lisa M. Yamonaco*         41    Vice President/Product Development       9/11/00       ----

 Bruce Lurie               51    Vice President/Business Developent       10/15/00      8/15/01

 Donna M. Morabito*        35    Vice President/Business Development &    7/01/00       ----
                                 Corporate Communications

 Jack King ****            57    Director                                 7/01/00       4/01/01

 Bernard Brown *           65    Director                                 7/01/00       -----

--------------------------------------------------------------------------------
 *     c/o Telegen Corporation
       1840 Gateway Drive, Suite 200
       San Mateo, California 94404
 **    Jessica L. Stevens and Bonnie  Crystal were  terminated as officers and employees on October 31, 1997 but remained directors. They were reappointed to their prior officer and employee positions on October 11, 1998.
 ***   William M. Swayne remains a Director.

 ****  Jack King  resigned as an officer and  employee  effective  April 1,
       2001 and resigned as a Director effective June 11, 2001.
--------------------------------------------------------------------------------

JESSICA L. STEVENS has been an inventor and engineer for over two decades. In May 1990, she co-founded Telegen Communications Corporation, then known as Telegen Corporation and the predecessor corporation to the Company, with Bonnie
A. Crystal and served as President, Chief Executive Officer and Chair of the Board until October 1996, when she was appointed to the same offices with the Company following its merger with Solar Energy Research Corporation. In August 1997, she stepped down as Chair of the Board and CEO and was appointed Chief Technology Officer, a position she held until October 31, 1997, when she left the employment of the Company but remained a director. In October 1998, she returned to the Company and was reappointed President, Chief Executive Officer and Chair of the Board. She is also the Chair of the Board, President and Chief Executive Officer of the Company's subsidiaries, Telegen Communications Corporations, Telegen Display Corporation and Telisar Corporation. From 1988 to 1989, Ms. Stevens was Chair of the Board of Directors and Vice President of Engineering/Manufacturing at Absolute Entertainment, Inc. and Imagineering, Inc., both of New Jersey. From 1982 to 1988, Ms. Stevens was Chief Executive Officer, President, Chief Technology Officer, and a director of Woodside Design Associates, Inc., Redwood City, California, a high technology think tank. Ms. Stevens has worked as a consultant to numerous high technology companies including Apple Computer, Inc., Activision, Inc., AT&T, GEC Marconi, McDonnell Douglas and Parker Brothers. She is an active member of the Society for Informational Displays (SID).

BONNIE A. CRYSTAL has been a telecommunications, display and wireless engineer, consultant and inventor for over two decades. In May 1990, she co-founded Telegen Communications Corporation, then known as Telegen Corporation and the predecessor corporation to the Company, with Jessica L. Stevens and served as Executive Vice President, Secretary and a director until October 1996, when she was appointed to the same offices with the Company following its merger with Solar Energy Research Corporation. On October 31, 1997, she left the employment of the Company but remained a director. In October 1998, she returned to the Company and was reappointed Executive Vice President and Secretary in addition to the position of Chief Technology Officer. She is also the Executive Vice
President, Chief Technology Officer and a director of the Company's subsidiaries, Telegen Communications Corporations, Telegen Display Corporation and Telisar Corporation. From 1989 to 1991, she was Senior Staff Engineer for R&D for Toshiba America MRI, Inc. From 1984 to 1989, she was a Senior Engineer at Astec, USA, Ltd., specializing in Personal Communications Systems, Cellular, and Satellite Earth Stations. She is the inventor of the Video Noise Reduction
(VNR) standard for satellite receivers. She was a founder of International MedCom, Inc. and SE International, Inc.

DENNIS WOOD served as Chief Administrative Officer of Telegen from July 1, 2000 through August 15, 2001. He has been a senior executive in the entertainment and high technology business since 1979. From 1996 through January 2000, he served as President of Human Entertainment, Inc. of Los Altos, California, a US-based subsidiary of the Japanese entertainment software company Human Corporation, where he also served on the Board of Directors. From 1985 through 1996, he served as Chief Administrative Officer, Senior Vice President and General Counsel at Time-Warner Interactive/Atari Games Corporation of Milpitas, California. From 1982 through 1985, Mr. Wood served as Vice President and General Counsel for Namco-America, Inc, the US subsidiary of the Japanese software company Namco Ltd. From 1979 through 1981, Mr. Wood was a Senior Attorney at Hewlett Packard Company in Palo Alto. Mr. Wood is a licensed attorney. Mr. Wood received his Juris Doctor degree from the University of Montana in 1974 and holds a Bachelor of Science in Economics from UCLA.

STALIMIR POPOVICH started with Telegen Display Laboratories, Inc., the predecessor to Telegen Display Corporation, as Manufacturing Director in 1996. He resigned from Telegen Display Laboratories, Inc. in 1998, rejoining the Company as Vice President/Manufacturing and Mechanical Engineering Group Manager from May 9, 2000 through November 15, 2001. In March 2001, he was appointed Senior Vice President in charge of Telegen Display Corporation. Prior to his original employment with Telegen, from 1988 through 1996, Mr. Popovich was Manufacturing Manager for Printronix, Inc. of Irvine, CA, supervising manufacturing development, tooling, process engineering and assembly of high volume printers. Mr. Popovich also coordinated manufacturing and tooling programs for facilities in Holland, Singapore and California. Prior to Printronix, Mr. Popovich held positions as a Senior Engineer at ITT Cannon, a Research and Development Project Engineer at Bell Helmets, Inc., and a
Manufacturing Engineer at Smith Tool, Inc. Mr. Popovich holds a Bachelor of Science in Mechanical Engineering from the Industrial College of Mechanical Engineering, Prague, a Master of Science in Economics from the Czech National University at Prague and has done Postgraduate Studies in Industrial Technology at California State University at Long Beach. Mr. Popovich is a Senior Member of ASQC and SME and speaks fluent Czech, Russian and Serbo-Croatian.

VICTORIA KOLAKOWSKI serves as Chief Administrative Officer, General Counsel and Chief Patent Counsel for the Company as well as Assistant Secretary. She had also been outside patent counsel for Telegen since 1997 and is the attorney of record for Telegen's patent portfolio. She previously served as in-house patent attorney for Ampex Corporation of Redwood City, CA., handling patent prosecution and licensing. Prior to employment by Ampex, she was an associate attorney specializing in patent and intellectual property protection, including domestic and foreign patent prosecution and intellectual property litigation, with the law firm of McCubbrey, Bartels, Meyers & Ward of San Francisco, CA. She has also served as a senior policy analyst for the Market Development Branch of the California Public Utilities Commission, where she specialized in implementation of telecommunications competition and the impacts of emerging technologies upon competitive telecommunications markets. She holds a Master of Science in Electrical Engineering from the University of New Orleans, a Juris Doctor and Master of Public Administration (Budget & Finance) from Louisiana State University, a Master of Science in Bio-Medical Engineering from Tulane University and a Bachelor of Arts in Natural Sciences from the New College of the University of South Florida. She is admitted to practice before the U. S. Patent and Trademark Office and the California bar.

STEVEN WEISS serves as Vice President of Research and Development for Telegen. He has been a consultant and inventor in the high technology industry since
1979. From 1997 through March 2000, he served as President/CEO of Broadband Engineering, Inc., of Ben Lomond, California, a high technology consulting firm serving companies in Silicon Valley. From 1991 through 1997, Mr. Weiss served as a Senior Staff Engineer at Digital Communications Associates and Microdyne Corporation of San Jose, California. From 1989 through 1991, Mr. Weiss consulted for high technology companies through Broadband Design, a consulting company where he served as President. From 1984 through 1989, he served as Project Engineer at Astec USA (HK) Ltd. of Santa Clara, California. From 1979 through 1984, Mr. Weiss was Chief Engineer at SE International, Inc. of Summertown, Tennessee. Additionally, from 1991 through 1995, Mr. Weiss served on the IEEE
802.5 Token Ring Standards Committee and is one of the authors of the internationally recognized 802.5 Token Ring Network Standard. Mr. Weiss has received or contributed to five US Patents.

LISA M. YAMONACO has been an engineer and manager in the high technology industry since 1984 and currently serves as Telegen's Vice President of Product Development. Prior to joining Telegen, Ms. Yamonaco was a member of the
Intellectual Property Professional Services staff at Aurigin Systems of Cupertino, CA. Prior to Aurigin, Ms. Yamonaco was Director of Customer Services at Sleepycat Software, Inc. of Carlisle, MA. From 1994 to 1998, Ms. Yamonaco served as Director of Search Services in the Client Services organization of The Dialog Corporation, formerly Knight-Ridder Information. From 1990 to 1994, Ms. Yamonaco served as a Patent Agent in the Office of General Counsel of Xerox Corporation in both Rochester, NY and the prestigious Palo Alto Research Center
(PARC). From 1984 to 1990, Ms. Yamonaco was employed at Xerox as a Patent Engineer in the Office of General Counsel and as a Research and Development Design Engineer. Ms. Yamonaco is the holder of two U. S. Patents assigned to Xerox.

BRUCE LURIE served as Vice President of Business Development of Telegen from September 15, 2000 through August 15, 2001. Prior to Telegen, he served as a Regional Sales Manager at Intel Corporation for its Internet Service Provider Division, and worked with major companies such as Verio, Real Networks, and Exodus Communications. With over 20 years experience in sales and marketing with major data communications and internet companies 3Com, SynOptics, Legent, and Ascend Communications, Mr. Lurie is a veteran of the development of influential market-makers. Mr. Lurie holds a Bachelor of Arts in Economics from UC Santa Cruz, and a Master in Business Administration in Finance and Marketing from UC Berkeley.

DONNA M. MORABITO serves as Vice President of Corporate Communications and Business Development for Telegen and is responsible for all Investor and Public Relations activities. She has been a manager and entrepreneur for over fifteen years with a strong background in business development. From 1994 to 2000, she was a marketing and sales consultant for Lake Hills Realty of Ronkonkoma, New York. From 1990 to 1994, Ms. Morabito was with the Marriott Corporation at Fordham University, developing and launching a new business unit from concept to full operation. She was also a member of Marriott's new business development team for the New York Metropolitan regional area and participated in writing the auditing standards for Marriott's internal auditing division.

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

WILLIAM M. SWAYNE II served as President and Chief Operating Officer of Telegen Corporation from July 1, 2000 through August 15, 2000 and remains a director. He is currently the Chief Executive Officer, President and founder of WMS Financial Planners, Inc., a Pacific Northwest area financial planning firm. Mr. Swayne is a registered representative of Pacific West Securities, Inc., a member NASD and SIPC, and an Investment Advisor Representative of Pacific West Financial Consultants. For the past 28 years, Mr. Swayne managed and consulted with and raised funds for a variety of large and small businesses. He has served on numerous boards and functioned as a business management consultant for firms ranging from healthcare to manufacturing and technology development. Mr. Swayne has a Bachelor of Science from the University of Washington and a Master of Business Administration from City University in Seattle. His professional designations include Certified Financial Planner, Chartered Financial Consultant and Chartered Life Underwriter.

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


(b) Compliance with Section 16(a) of the Exchange Act
    -------------------------------------------------

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

Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2001, certain Section 16(a) filing requirements applicable to its officers, directors, and 10% shareholders were not complied with. The Company has failed to receive copies, or written representations, from the following directors of the Company regarding filing a timely Form 3: Bernard Brown and Jack King. The Company has failed to receive copies, or written representations, from the following directors of the Company regarding filing a timely Forms 4 and 5: Jessica Stevens, Bonnie Crystal, William M. Swayne II, Bernard Brown and Jack King.

ITEM 10. EXECUTIVE COMPENSATION

(a) Summary Compensation Table
    --------------------------
The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers of the Company in fiscal year ended December 31, 2001 (the "Named Executive Officers" or individually the "Named Executive Officer"), as well as the total compensation paid to each such individual for the Company's two previous fiscal years.

                                                                 Total Annual                  Long Term
                                                               Compensation (1)          Compensation Awards (2)
                                                       ------------------------------    -----------------------
Name and Principal Position                Year        Salary Paid    Salary Accrued          Options/SARs (3)
----------------------------------         ------      -------------  ---------------         ----------------

Jessica L. Stevens (4)                     2001        $ 164,166                0                508,205 (5)
Chief Executive Officer                    2000        $ 322,084 (6)            0                793,998 (7)
and Chair of the Board                     1999        $  12,000        $ 188,000 (8)                  0

Bonnie A. Crystal (9)                      2001        $ 202,292                0                502,222(10)
Executive Vice President, Chief            2000        $ 289,875(11)            0                765,879(12)
Technical Officer, Secretary               1999        $   9,000        $ 171,000(13)                  0
and Director

William M. Swayne II (14)                  2001        $ 278,954(15)            0                      0
President, Chief Operating Officer         2000        $ 229,432(16)            0                700,000(17)
and Director                               1999                0                0                      0

Dennis Wood (18)                           2001        $ 166,171(19)            0                      0
Chief Administrative Officer               2000        $ 183,382(20)            0                100,000(21)
                                           1999                0                0                      0

Victoria Kolakowski (22)                   2001        $ 122,844(23)      $ 9,500(24)            114,172(25)
Chief Administrative Officer               2000        $  74,898(26)            0                 40,000(27)
General Counsel                            1999                0                0                      0

Steven Weiss (28)                          2001        $ 131,071(29)            0                206,666(30)
Vice President/R&D                         2000        $ 112,625(31)            0                 75,000(32)
                                           1999                0                0                      0

Lisa M. Yamonaco (33)                      2001         $115,628(34)            0                225,000(35)
Vice President/Product                     2000         $ 31,090(36)            0                 15,000(37)
Development                                1999                0                0                      0

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

(4) Ms. Stevens' annual salary during fiscal year 1999 and the first half of 2000 was $200,000 per year. On June 30, 2000, Ms. Stevens' annual salary was increased to $500,000 per year. On March 1, 2001, Ms. Stevens' annual salary was reduced to $200,000 per year and on August 15, 2001, Ms. Stevens voluntarily reduced her salary to $0.

(5) Includes options to purchase 5,983 shares of Telegen common stock and options to purchase 502,222 shares of Telisar common stock.

(6) Includes $272,084 in salary paid by Telegen and $50,000 in salary paid by Telisar.

(7) Includes 78,755 shares of common stock issued in exchange for $137,820 in accrued salary for the period January 1, 1998 through October 28, 1998, 23,814 shares of common stock issued in exchange for $33,334 in accrued salary for the period October 29, 1998 through December 31, 1998, 134,286 shares of common stock issued in exchange for $188,000 in accrued salary for the year 1999, 57,143 shares of common stock issued in exchange for $80,000 in accrued salary for the year 2000 and an option to purchase 500,000 shares of Telegen common stock.

(8) Includes $125,000 accrued for the period January 1, 1998 through August 17, 1998, $12,820 accrued for the period October 11, 1998 through October 28, 1998 and $33,334 accrued for the period October 29, 1998 through December 31, 1998.

(9) Ms. Crystal's annual salary during fiscal year 1999 and the first half of 2000 was $180,000 per year. On June 30, 2000, Ms. Crystal's annual salary was increased to $450,000 per year. On March 1, 2001, Ms. Crystal's annual salary was reduced to $200,000 per year and on August 15, 2001, Ms. Crystal's annual salary was reduced to $100,000.

(10) Options to purchase 502,222 shares of Telisar common stock.

(11) Includes $244,875 in salary paid by Telegen and $45,000 in salary paid by Telisar.

(12) Includes 70,879 shares of common stock issued in exchange for $124,038 in accrued salary for the period January 1, 1998 through October 28, 1998, 21,428 shares of common stock issued in exchange for $30,000 in accrued salary for the period October 29, 1998 through December 31, 1998, 122,143 shares of common stock issued in exchange for $171,000 in accrued salary for the year 1999, 51,429 shares of common stock issued in exchange for $72,000 in accrued salary for the year 2000 and an option to purchase 500,000 shares of Telegen common stock.

(13) Includes $112,500 accrued for the period January 1, 1998 through August 17, 1998, $11,538 for the period October 11, 1998 through October 28, 1998 and $30,000 for the period October 29, 1998 through December 31, 1998.

(14) Mr. Swayne was President and Chief Operating Officer from July 1, 2000 to August 15, 2001. Mr. Swayne's annual salary from July 1, 2000 through February 28, 2001 was $400,000 per year. On March 1, 2001, Mr. Swayne's annual salary was reduced to $200,000 per year.

(15) Includes $156,335 in salary, $59,555 in employee benefits and $63,064 paid under a consulting contract to WMS Financial Planners, Inc., a company majority owned by Mr. Swayne.

(16) Includes $202,004 in salary and $27,428 in employee benefits.

(17) Includes an option to purchase 500,000 shares of Telegen common stock, a warrant to purchase 75,000 shares of Telegen common stock and a stock grant of 125,000 shares of Telegen common stock.

(18) Mr. Wood's annual salary for the first half of 2000 was $200,000 and was increased to $250,000 on July 1, 2000.

(19) Includes $156,250 in salary and $9,921 in employee benefits.

(20) Includes $125,000 in salary paid by Telegen, $8,382 in employee benefits paid by Telegen and $50,000 in salary paid by Telisar.

(21) Options to purchase 100,000 shares of Telegen common stock.

(22) Ms. Kolakowski's annual salary for the first half 2000 was $60,000 plus patent bonus and her annual salary was increased to $125,000 on July 1, 2000. On August 15, 2001, Ms. Kolakowski's annual salary was reduced to $100,000 plus accrued patent bonus.

(23) Includes $80,135 paid by Telegen and $42,709 paid by Telisar.

(24) Accrued patent bonus.

(25) Includes options to purchase 7,950 shares of Telegen common stock and options to purchase 106,222 shares of Telisar common stock.

(26) Includes $63,282 in salary paid by Telegen and $11,616 in salary paid by Telisar.

(27) Options to purchase 40,000 shares of Telegen common stock.

(28) Mr. Weiss' annual salary for the first half 2000 was $150,000. On August 15, 2001, Mr. Weiss' annual salary was reduced to $100,000.

(29) Includes $87,375 paid by Telegen and $43,696 paid by Telisar.

(30) Options to purchase 206,666 shares of Telisar common stock.

(31) Includes $75,125 in salary paid by Telegen and $37,500 in salary paid by Telisar.

(32) Options to purchase 75,000 shares of Telegen common stock.

(33) Ms. Yamonaco's annual salary for 2000 was $100,000 and was increased on January 1, 2001 to $125,000. On August 15, 2001, Ms. Yamonaco's annual salary was reduced to $100,000.

(34) Includes $72,919 paid by Telegen and $42,709 paid by Telisar.

(35) Includes 25,000 options to purchase Telegen common stock and options to purchase 200,000 shares of Telisar common stock.

(36) Paid by Telegen.

(37) Options to purchase 15,000 shares of Telegen common stock.
--------------------------------------------------------------------------------


(b) Options/SAR Grants in Last Fiscal Year
    --------------------------------------

The following table sets forth certain information with respect to option or SAR grants in Telegen Corporation during the fiscal year ended December 31, 2001 to the Named Executive Officers.

                         Number of Securities        Percent of Total
                          Underlying Options        Options Granted to       Exercise or Base Price
Name                            Granted          Employees in Fiscal Year         ($ per Share)        Expiration Date
----------------------- ---------------------    ------------------------    -----------------------   ----------------

Jessica L. Stevens  (1)          4,444                   1.32%                      $4.95              November 20, 2003

Jessica L. Stevens  (1)          1,539                   0.46%                      $3.58              May 7, 2004

Victoria Kolakowski (2)            500                   0.15%                      $3.00              January 8, 2004

Victoria Kolakowski (2)             50                   0.01%                      $1.65              March 25, 2004

Victoria Kolakowski (2)          1,000                   0.30%                      $1.51              March 26, 2004

Victoria Kolakowski (2)          1,000                   0.30%                      $3.25              May 7, 2004

Victoria Kolakowski (2)          1,000                   0.30%                      $4.95              May 13, 2004

Victoria Kolakowski (2)            200                   0.06%                      $1.35              November 7, 2004

Victoria Kolakowski (2)             50                   0.01%                      $1.25              November 11, 2004

Lisa M. Yamonaco                25,000                   7.41%                      $1.80              April 11, 2004

--------------------------------------------------------------------------------
(1) Awarded under the Inventors Patent Incentive Program.
(2) Pursuant to Ms. Kolakowski's employment agreement.
--------------------------------------------------------------------------------

The following table sets forth certain information with respect to option or SAR grants in Telisar Corporation during the fiscal year ended December 31, 2001 to the Named Executive Officers.

                         Number of Securities        Percent of Total
                          Underlying Options        Options Granted to       Exercise or Base Price
Name                            Granted          Employees in Fiscal Year         ($ per Share)        Expiration Date
----------------------- ---------------------    ------------------------    -----------------------   ----------------
Jessica L. Stevens             500,000                  29.99%                      $2.48              September 14, 2004

Jessica L. Stevens (1)           2,222                   0.13%                      $2.48              April 12, 2004

Bonnie A. Crystal              500,000                  29.99%                      $2.48              September 14, 2004

Bonnie A. Crystal (1)            2,222                   0.13%                      $2.48              April 12, 2004

Victoria Kolakowski            100,000                   6.00%                      $2.25              September 14, 2004

Victoria Kolakowski (2)          1,000                   0.06%                      $2.25              April 12, 2004

Victoria Kolakowski (2)          1,000                   0.06%                      $2.25              June 24, 2004

Victoria Kolakowski (2)          1,000                   0.06%                      $2.25              July 18, 2004

Victoria Kolakowski (2)          1,000                   0.06%                      $2.25              December 19, 2004

Victoria Kolakowski (1)          2,222                   0.13%                      $2.25              December 19, 2004

Steven Weiss                   200,000                  12.00%                      $2.25              September 14, 2004

Steven Weiss (1)                 2,222                   0.13%                      $2.25              April 12, 2004

Steven Weiss (1)                 2,222                   0.13%                      $2.25              June 24, 2004

Steven Weiss (1)                 2,222                   0.13%                      $2.25              July 18, 2004

Lisa M. Yamonaco               200,000                  12.00%                      $2.25              September 14, 2004

--------------------------------------------------------------------------------
(1) Awarded under the Inventors Patent Incentive Program.
(2) Pursuant to Ms. Kolakowski's employment agreement.
--------------------------------------------------------------------------------

(c) Aggregated Option/SAR Exercises Year-End Table.
    ----------------------------------------------

During the fiscal year ended December 31, 2001, none of the Named Executive Officers exercised any options/SARs issued by Telegen. The following table sets forth information regarding the stock options held as of December 31, 2001 by the Named Executive Officers.

                            Number of Securities Underlying Unexercised      Value of Unexercised In-the-Money
                                  Options at Fiscal Year End (1)               Options at Fiscal Year End (1)
                            --------------------------------------------     ---------------------------------
Name                         Exercisable                 Unexercisable         Exercisable       Unexercisable
----------------------       -----------                 -------------         -----------       -------------
Jessica L. Stevens  (2)       500,000                       5,983                  0                   0

Bonnie Crystal   (3)          500,000                           0                  0                   0

William M. Swayne II (4)      575,000                           0                  0                   0

Dennis Wood                         0                     100,000                  0                   0

Victoria Kolakowski            47,950                           0                  0                   0

Steven Weiss                   75,000                           0                  0                   0

Lisa M. Yamonaco               23,334                      16,666                  0                   0

--------------------------------------------------------------------------------

(1) On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All options, warrants and SAR's outstanding on June 30, 2000 were subsequently cancelled on June 30, 2000, pursuant to the Company's Plan of Reorganization.

(2) Ms. Stevens also holds a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.75, of which 1,000,000 shares are exercisable and 0 shares are unexercisable. The value of the "in the money" exercisable and unexercisable warrants as of December 31, 2001 is $0.

(3) Ms. Crystal also holds a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.75, of which 1,000,000 shares are exercisable and 0 shares are unexercisable. The value of the "in the money" exercisable and unexercisable warrants as of December 31, 2001 is $0.

(4) Mr. Swayne beneficially also holds warrants to purchase 188,031 shares of common stock at an exercise price of $1.75, of which 188, 031 are exercisable and 0 shares are unexercisable, a warrant to purchase 32,500 shares of common stock at an exercise price of $8.00, of which 32,500 are exercisable and 0 shares are unexercisable. The value of the "in the money" exercisable and unexercisable warrants as of December 31, 2001 is $0.
--------------------------------------------------------------------------------

During the fiscal year ended December 31, 2001, none of the Named Executive Officers exercised any options/SARs issued by Telisar. The following table sets forth information regarding the stock options held as of December 31, 2001 by the Named Executive Officers.

                            Number of Securities Underlying Unexercised      Value of Unexercised In-the-Money
                                  Options at Fiscal Year End (1)               Options at Fiscal Year End (1)
                            --------------------------------------------     ---------------------------------
Name                         Exercisable                 Unexercisable         Exercisable       Unexercisable
----------------------       -----------                 -------------         -----------       -------------
Jessica L. Stevens                 0                     502,222 (2)                0                  0

Bonnie Crystal                     0                     502,222 (2)                0                  0

William M. Swayne II               0                           0                    0                  0

Dennis Wood                        0                           0                    0                  0

Victoria Kolakowski            4,000                     102,222 (3)                0                  0

Steven Weiss                       0                     206,666 (4)                0                  0

Lisa M. Yamonaco                   0                     200,000 (4)                0                  0

--------------------------------------------------------------------------------
(1) As of December 31, 2001, there is no public market for shares of Telisar common stock.

(2) On January 8, 2002, 500,000 options vested and became exercisable.

(3) On January 8, 2002, 100,000 options vested and became exercisable.

(4)  On  January  8,  2002,  200,000  options  vested  and  became  exercisable.
--------------------------------------------------------------------------------


(d) Compensation of Directors
    -------------------------

As of June 30, 2000, the Company adopted the 2000 Director Option Plan, as amended (the "2000 DOP"), under which the Company's non-employee members of the Board of Directors (the "Outside Directors" or individually the "Outside Director") are compensated for their service. The 2000 DOP provides for the Outside Directors to receive an option to purchase twenty thousand (20,000) shares of the Company's common stock on the date such Outside Director is elected by the shareholders to serve his or her term in office.

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


(e)  Employment  Contracts,  Termination  of  Employment  and  Change-in-Control
     ---------------------------------------------------------------------------
     Arrangements
     ------------

Jessica L. Stevens ("Ms. Stevens") has an employment contract with the Company (the "Stevens Employment Agreement"). The Stevens Employment Agreement provided that Ms. Stevens receive an annual salary of $200,000 during her first year of employment, with the salary in later years subject to determination by the Board of Directors but not less than $200,000 per year. On June 30, 2000, the Board of Directors increased Ms. Stevens' annual salary to $500,000 and granted her an incentive stock option award of 500,000 options having an exercise price of $1.93 and vesting ratably over the following 12 month period. On March 1, 2001, Ms. Stevens' salary was reduced to $200,000. On August 15, 2001, Ms. Stevens voluntarily reduced her salary to $0 with no salary being accrued. Ms. Stevens is also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company.

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

Bonnie A. Crystal ("Ms. Crystal") has an employment contract with the Company (the "Crystal Employment Agreement"). The Crystal Employment Agreement provided that Ms. Crystal receive an annual salary of $180,000 during her first year of employment, with the salary in later years subject to determination by the Board of Directors but not less than $180,000 per year. On June 30, 2000, the Board of Directors increased Ms. Crystal's annual salary to $450,000 and granted her an incentive stock option award of 500,000 options having an exercise price of $1.93 and vesting ratable over the following 12 month period. On March 1, 2001, Ms. Crystal's salary was reduced to $200,000. On August 15, 2001, Mr. Crystal voluntarily reduced her salary to $100,000 with no additional salary being accrued. Ms. Crystal is also entitled to participate in any pension, insurance, savings or other employee benefits adopted by the Company.

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


(f) Compensation Committee Interlocks and Insider Participation
    -----------------------------------------------------------

On June 30, 2000, Mr. Bernard Brown was appointed to the Compensation Committee of the Board of Directors. Mr. Brown was not at any time during his term on the Board during the Company's 2000 fiscal year or at any other times an officer or employee of the Company. No executive officer of the Company serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2001 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding common stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Shares of Telegen Common Stock
------------------------------

Five-Percent Shareholders, Directors,
Executive Officers                              Number (1)          Percent
-------------------------------------           ----------          -------

Jessica L. Stevens (2).......................    5,618,591           28.94 %

Bonnie Crystal (3)...........................    3,369,531           17.36 %

William M. Swayne II (4).....................    1,247,821            6.67 %

Victoria Kolakowski (5)......................      130,525            0.72 %

Steven Weiss (6).............................      219,783            1.22 %

Lisa M. Yamonaco (7)..........................      75,417            0.42 %

Bernard Brown (8)............................      281,692            1.57 %

Michael Moors (9)............................    2,602,808           14.14 %

All Directors and Executive Officers
 as a Group (7 persons)......................   10,943,360           49.62 %


--------------------------------------------------------------------------------

(1) Beneficial ownership includes voting and investment power with respect to the shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2000, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Thus, the sum of the individuals' ownership as a percent of common stock beneficially owned may exceed 100%. On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share data in this table have been retroactively restated to reflect this reverse stock split. As of December 31, 2001, Telegen had 17,911,791 shares of common stock outstanding.

(2) Jessica L. Stevens beneficially owns 4,118,591 shares of common stock, has options to acquire 500,000 shares of common stock and a warrant to acquire 1,000,000 shares of common stock.

(3) Bonnie Crystal beneficially owns 1,869,531 shares of common stock, has options to acquire 500,000 shares common stock and a warrant to acquire 1,000,000 shares of common stock.

(4) William M. Swayne II beneficially owns 452,290 shares of common stock, has options to acquire 575,000 shares of common stock and warrants to acquire 220,531 shares of common stock.

(5) Victoria Kolakowski beneficially owns 31,575 shares of common stock and has options to acquire 98,950 shares of common stock.

(6) Steven Weiss beneficially owns 94,783 shares of common stock, including 66,889 shares issued to Broadband Engineering, Inc., and has options to acquire 125,000 shares of common stock.

(7) Lisa M. Yamonaco beneficially owns 0 shares of common stock and has options to acquire 75,417 shares of common stock.

(8) Bernard Brown beneficially owns 232,216 shares of common stock and has warrants to acquire 49,476 shares of common stock.
--------------------------------------------------------------------------------


The table below sets forth certain information regarding the beneficial ownership of Telisar's common stock as of December 31, 2001 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding common stock of Telisar; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Shares of Telisar Common Stock
------------------------------

Five-Percent Shareholders, Directors,
Executive Officers                              Number (1)          Percent
-------------------------------------           ----------          -------

Telegen Corporation...........................  16,725,000          66.69 %

Jessica L. Stevens (2)........................   4,000,000          15.64 %

Bonnie Crystal (3)............................   4,000,000          15.64 %

William M. Swayne II (4)......................     240,000           0.96 %

Victoria Kolakowski (5).......................     239,150           0.95 %

Steven Weiss (6)..............................     200,000           0.79 %

Lisa M. Yamonaco (7)..........................     200,000           0.79 %

Bernard Brown (8).............................      25,444           0.10 %


All Directors and Executive Officers
  as a Group (7 persons)......................   8,904,594          33.47 %

--------------------------------------------------------------------------------
(1) Beneficial ownership includes voting and investment power with respect to the shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2001, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Thus, the sum of the individuals' ownership as a percent of common stock beneficially owned may exceed 100%. As of December 31, 2001, Telisar had 25,079,007 shares of common stock outstanding.

(2) Jessica L. Stevens beneficially owns 3,500,000 shares of common stock and has options to acquire 500,000 shares of common stock.

(3) Bonnie Crystal beneficially owns 3,500,000 shares of common stock and has options to acquire 500,000 shares common stock.

(4) William M. Swayne II beneficially owns 240,000 shares of common stock.

(5) Victoria Kolakowski beneficially owns 135,000 shares of common stock and has options to acquire 104,150 shares of common stock.

(6) Steven Weiss beneficially owns 0 shares of common stock and has options to acquire 200,000 shares of common stock.

(7) Lisa M. Yamonaco beneficially owns 0 shares of common stock and has options to acquire 200,000 shares of common stock.

(8) Bernard Brown beneficially owns 0 shares of common stock and has warrants to acquire 25,444 shares of common stock.

(9) Michael Moors beneficially owns 2,102,808 shares of common stock and has warrants to acquire 500,000 shares of common stock.
--------------------------------------------------------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

On May 20, 2001, the Company entered into an agreement with WMS Financial Planners, Inc., effective March 1, 2001, to provide financial consulting services to the Company for a period of one year from the effective date. The Company was to pay WMS Financial Planners, Inc., a fee of $125,000 for the one year period, payable monthly. WMS Financial Planners, Inc., is majority owned by William M. Swayne, II, a director of the Company. On August 15, 2001, the Company terminated the agreement with WMS Financial Planners, Inc.

On July 5, 2001, the Company entered into an agreement with Pacific West Securities, Inc., (the "Placement Agent") to provide placement services for a proposed private placement offering of the Company's common stock (the "2001 Offering"). The agreement provided that the Placement Agent would earn a cash commission of ten percent (10%) of the gross proceeds of the 2001 Offering. In addition, the agreement provided that the Placement Agent would earn a stock commission of three percent (3%) of the shares sold under the 2001 Offering and a warrant to purchase ten percent (10%) of the shares sold under the 2001 Offering.

In connection with the 2001 Offering, the agreement provided that WMS Financial Planners, Inc., a company which is majority owned by William M. Swayne, II, a director of the Company, would receive from the Placement Agent ten percent (10%) of the cash compensation paid to the Placement Agent, 50% of the stock compensation paid to the Placement Agent and 25% of the warrants paid to the Placement Agent. Additionally, to the extent that Mr. Swayne acted as a selling agent in transactions in the 2001 Offering, Mr. Swayne would have received from the Placement Agent a cash commission equal to 7.2% of the funds raised and warrants equal to 45% of the warrants to be paid to the Placement Agent. As of the date of this report, no sales have been made under this agreement and no commissions have been paid.

On July 10, 2000, the Company loaned $60,000 to Jack King, then a director and officer of the Company, as an advance against his compensation. Monthly payments of $10,000 taken as deductions from Mr. King's salary were due on the loan starting on August 10, 2000, with any remaining principal and interest due on or before January 10, 2001. The loan earned interest at the rate of 10% per annum and was unsecured. On April 24, 2001, the loan and all accrued interest owed thereon was paid to the Company.

On July 13, 2000, the Company loaned $250,000 to WMS Financial Planners, Inc., a company majority owned by William M. Swayne II, then President and Chief Operating Officer of the Company. The loan was due on or before January 31, 2001, earned interest at the rate of 8% per annum and was secured by 50,000 shares of the Company's common stock. As of December 31, 2000, WMS Financial Planners, Inc., had paid $50,000 in principal and $0 in interest. On March 5, 2001, the Company agreed to extend repayment of the loan until February 1, 2002 and an additional 12,500 shares were pledged to secure the loan. As of the date of this report, the loan remains outstanding and no additional payments against principle or interest have been received.

On May 15, 2000, Telisar Corporation, a subsidiary of the Company, loaned $50,000 to WMS Financial Planners, Inc., a company majority owned by William M. Swayne II, then President and Chief Operating Officer of the Company. The loan was due on or before January 31, 2001, earned interest at the rate of 8% per annum and was secured by 50,000 shares of Telisar's common stock. In January 2001, the loan and all accrued interest owed thereon was paid to Telisar.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  Financial Statements.

          (1)  Report of Independent Accountants;

          (2)  Consolidated Balance Sheet of December 31, 2001;

          (3) Consolidated Statement of Operations for the years ended December 31, 2001, and 2000;

          (4) Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2001, and 2000;

          (5) Consolidated Statements of Cash Flows for the years ended December 31, 2001, and 2000;

          (6)  Notes to Consolidated Financial Statements.

     (b)  Reports on Form 8-K

          To date from January 1, 2001, the Company has filed one (1) Current Report on Form 8-K as follows:

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

  10.49*****   Form of $60,000 Promissory Note from Jack King to the Company dated
               July 10, 2000

  10.50*****   Form of $250,000 Promissory Note from WMS Financial Planners, Inc. to the Company dated July 13, 2000

  10.51*****   Placement Agreement between the Company and Jack King dated September
               10, 1999

  10.52*****   Recruiting Agreement between the Company and Jack King dated April 26,
               1999

  10.53******  Consulting Agreement by and between the Company and WMS Financial
               Planners, Inc., dated March 1, 2001

  10.54******  Placement Agreement by and between the Company and Pacific West
               Securities. Inc. dated July 5, 2001

  10.55+++++   Investment Banking Proposal by and between the Company and Standard
               Investment Chartered, Inc., dated August 8, 2001.

  10.56        Regulation  S  Securities  Purchase  Agreement  by and between the
               Company  and certain  foreign  investors executed in October 2001

  10.57        Form of the $2.00 Warrant to purchase 500,000 shares of Common  Stock issued by the  Company to certain foreign investors dated October 25,
               2001

  10.58        Term Sheet for Private Placement by and between the Company and Peter
               Lamm dated January 11, 2002

  21.1         Subsidiaries of the Registrant

  24.1++++++   Power of Attorney

-------------------------------------------------------------------------------
* Incorporated by reference herein to the Form 8-K filed by the Registrant on January 15, 1998

** Incorporated by reference herein to the Form 10-K filed by the Registrant on March 31, 1997 and amended on April 9 and April 30, 1997

*** Incorporated by reference herein to the Form 8-K filed by the Registrant on July 8, 1997

**** Incorporated by reference herein to the Form 10-KSB filed by the Registrant on December 8, 2000

***** Incorporated by reference herein to the Form 10-KSB filed by the Registrant on December 13, 2000

****** Incorporated by reference herein to the Form 10-QSB filed by the Registrant on August 14, 2001 + Incorporated by reference herein to the Form 8-K filed by the Registrant on March 25, 1997

++ Incorporated by reference herein to the Form 8-K filed by the Registrant on August 11, 1997

+++ Incorporated by reference herein to the Form 10-K filed by the Registrant on April 15, 1998

++++ Incorporated by reference herein to the Form 8-K filed by the Registrant on December 20, 2000

+++++ Incorporated by reference herein to the Form 10-QSB filed by the Registrant on November 14, 2001

++++++ Incorporated by reference in the signature page herein.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TELEGEN CORPORATION

                                            (Registrant)

Dated: April 1, 2002                       By: /S/   JESSICA L STEVENS
                                                ------------------------
                                            Jessica L. Stevens
                                            Chief Executive Officer and
                                            Chief Financial Officer


                              Date: April 1, 2002

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

      Signature                          Title                      Date
      ---------                          ------                    ------


/S/    JESSICA L STEVENS              Chair of the Board        April 1, 2002
-------------------------------
       Jessica L. Stevens

/S/     BONNIE CRYSTAL                 Director                 April 1, 2002
-------------------------------
        Bonnie Crystal

                                       Director
-------------------------------
        William M. Swayne


/S/     BERNARD BROWN                  Director                 April 1, 2002
-------------------------------
        Bernard Brown

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                                                        CONTENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------


                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                       F-3 - F-4

     Consolidated Statements of Operations                               F-5

     Consolidated Statements of Shareholders' Equity (Deficit)        F-6 - F-7

     Consolidated Statements of Cash Flows                            F-8 - F-10

     Notes to Consolidated Financial Statements                      F-11 - F-35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Telegen Corporation and subsidiaries


We  have  audited  the  accompanying   consolidated  balance  sheet  of  Telegen
Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telegen Corporation and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, during the year ended December 31, 2001, the Company incurred a net loss of $6,201,121 and it had negative cash flows from operations of $6,007,921. In addition, the Company had an accumulated deficit of $41,365,746 at December 31, 2001. These factors, among others, as discussed in
Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 20, 2002

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 2001
--------------------------------------------------------------------------------


                                     ASSETS

Current assets
     Cash and cash equivalents                                 $      1,282,242
     Note receivable - related party, net of allowance
      of $225,096                                                             -
     Prepaid expenses                                                    58,458
                                                               ----------------

         Total current assets                                         1,340,700

Property and equipment, net                                             294,284
Prepaid expenses, net of reserve of $100,000                                  -
Intangible assets                                                       315,887
Deposits                                                                 83,631
                                                               ----------------

                  Total assets                                 $      2,034,502
                                                               ================











  The accompanying notes are an integral part of these financial statements.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 2001
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Bankruptcy liability                                      $        153,019
     Accounts payable                                                   570,267
     Accrued expenses                                                   108,639
                                                               ----------------
         Total current liabilities                                      831,925
                                                               ----------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, $1 par value
         10,000,000 shares authorized
         no shares issued and outstanding                                     -
     Common stock, no par value
         100,000,000 shares authorized
         17,911,791 shares issued and outstanding                    42,510,237
     Common stock committed                                              58,086
     Accumulated deficit                                            (41,365,746)
                                                               ----------------

              Total shareholders' equity                              1,202,577
                                                               ----------------

                   Total liabilities and shareholders' equity  $      2,034,502
                                                               ================











   The accompanying notes are an integral part of these financial statements.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------

                                                  2001              2000
                                             --------------    ---------------
Operating expenses
     Selling and marketing                   $      103,680    $             -
     Research and development                     2,338,968          1,565,795
     General and administrative                   4,072,674          6,445,775
                                             --------------    ---------------

         Total operating expenses                 6,515,322          8,011,570
                                             --------------    ---------------

Loss from operations                             (6,515,322)        (8,011,570)
                                             --------------    ---------------

Other income (expense)
     Interest income                                197,261            418,312
     Interest expense                               (14,243)          (207,888)
                                             --------------    ---------------

         Total other income (expense)               183,018            210,424
                                             --------------    ---------------

Loss before provision for income taxes and
     minority interest                           (6,332,304)        (7,801,146)

Provision for income taxes                            3,200                800
                                             --------------    ---------------

Loss before minority interest                    (6,335,504)        (7,801,946)

Minority interest                                   134,383            428,195
                                             --------------    ---------------

Net loss                                    $    (6,201,121)    $   (7,373,751)
                                            ===============    ===============

Basic and diluted loss per share
   attributable to common shareholders      $         (0.40)   $         (1.86)
                                            ===============    ===============

Weighted-average common shares outstanding       15,469,495          3,953,945
                                            ===============    ===============


   The accompanying notes are an integral part of these financial statements.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------

                                          Common Stock               Common
                                    -------------------------         Stock           Accumulated
                                     Shares          Amount         Committed            Deficit          Total
                                  ----------      ------------    --------------     -------------    ------------
Balance, December 31, 1999           950,360      $ 23,450,796    $            -     $ (27,790,874)   $ (4,340,078)
Issuance of common
   stock for
     Cash                          4,000,000         7,000,000                                           7,000,000
     Offering costs                  792,109         1,488,691                                           1,488,691
     Offering costs                       -         (1,488,691)                                         (1,488,691)
     Loan costs                        8,572            15,002                                              15,002
     Conversion of
       administrative
       claims                        672,305           941,227                                             941,227
     Consulting services              18,043            33,488                                              33,488
     Employee signing
       bonus                         150,000           262,500                                             262,500
     Conversion of
       bankruptcy claims             308,590           455,733                                             455,733
     Conversion of
       convertible notes
       and accrued
       interest                      614,121           668,304                                             668,304
     Telisar Corporation
       acquisition                 5,575,000               234                                                 234
Common stock of
   subsidiary issued
   for cash                                -         1,067,676                                           1,067,676
Common stock
   committed                                                           6,099,646                         6,099,646
Offering costs                             -          (320,100)                                           (320,100)
Interest from fixed
   conversion
   features                                -           125,807                                             125,807
Warrants issued in
   conjunction with
   sale of common
   stock by
   subsidiary                              -            58,391                                              58,391

   The accompanying notes are an integral part of these financial statements.


                                            TELEGEN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------

                                         Common Stock                Common
                                  ---------------------------         Stock           Accumulated
                                    Shares           Amount         Committed            Deficit           Total
                                  ----------      ------------    --------------    ---------------   -------------
Warrants issued for
   Services rendered                       -      $     67,595    $                 $                 $     67,595
   Offering costs                          -            40,100                                              40,100
   Purchase of
     intangible assets                     -            70,000                                              70,000
   Prepaid legal service                   -           100,000                                             100,000
   Services rendered
     to subsidiary                         -           485,144                                             485,144
Net loss                                                                                (7,373,751)     (7,373,751)
                                  ----------      ------------    --------------    ---------------   -------------

Balance, December 31, 2000        13,089,100        34,521,897         6,099,646       (35,164,625)      5,456,918
Issuance of
   committed stock                 2,310,264         6,061,560        (6,061,560)                                -
Issuance of common
   stock for
     Cash                          2,000,000           664,452                                             664,452
     Services                          1,200             5,252                                               5,252
     Conversion of
       bankruptcy claim              498,147           846,138                                             846,138
Offering costs                             -           (50,000)                                            (50,000)
Exercise of
   warrants                           13,080            22,890                                              22,890
Warrants issued
   for services rendered                   -            90,000                                              90,000
   for services rendered
     to subsidiary                         -            12,500                                              12,500
   in conjunction with
     the sale of
     common stock                          -           335,548                                             335,548
Common stock committed                                                    20,000                            20,000
Net loss                                                                                (6,201,121)     (6,201,121)
                                  ----------      ------------    --------------    ---------------   -------------
Balance, December 31, 2001        17,911,791      $ 42,510,237    $       58,086    $  (41,365,746)   $  1,202,577
                                  ==========      ============    ==============    ==============    ============

   The accompanying notes are an integral part of these financial statements.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------

                                                                      2001            2000
                                                                  ------------    ------------
Cash flows from operating activities
   Net loss$                                                      $ (6,201,121)   $ (7,373,751)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Allowance for bad debt - note receivable - related party        225,096               -
       Amortization of deferred financing costs                              -          45,833
       Depreciation and amortization                                   203,651         131,346
       Interest on fixed conversion features                                 -         125,807
       Issuance of common stock for services rendered                    5,252       1,410,156
       Issuance of warrants and options for services rendered           32,000         552,739
       Minority interest                                              (134,383)        134,383
       (Increase) decrease in
         Due from related party                                        200,295        (200,295)
         Employee advance                                                  701            (699)
         Accrued interest receivable                                   (11,782)        (13,304)
         Prepaid expenses                                               41,540               -
         Deposits                                                          897         (61,028)
       Increase (decrease) in
         Bankruptcy liability                                                -      (1,215,146)
         Post petition liability                                        (7,986)        (56,113)
         Accounts payable                                             (180,874)        725,514
         Accrued expenses                                             (181,207)        368,378
                                                                  ------------    ------------

           Net cash used in operating activities                    (6,007,921)     (5,426,180)
                                                                  ------------    ------------
Cash flows from investing activities
   Purchase of property and equipment                                  (79,028)       (168,081)
   Investment in patents                                              (126,486)       (128,652)
   Increase (decrease) in notes receivable - related party             125,000        (325,000)
   Proceeds from (purchase of) certificate of deposit                3,719,705      (3,719,705)
                                                                  ------------    ------------

           Net cash provided by (used in) investing activities       3,639,191      (4,341,438)
                                                                  ------------    ------------
Cash flows from financing activities
   Net proceeds from common stock committed                             20,000       3,940,040
   Net proceeds from subsidiary common stock issued                          -       1,126,301
   Net proceeds from common stock issued                             1,000,000       7,000,000
   Net proceeds from exercise of warrants                               22,890               -
                                                                  ------------    ------------

           Net cash provided by financing activities                 1,042,890      12,066,341
                                                                  ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------

                                                                     2001            2000
                                                                  ------------    ------------
              Net increase (decrease) in cash and cash
                equivalents                                       $ (1,325,840)    $ 2,298,723

Cash and cash equivalents, beginning of year                         2,608,082         309,359
                                                                  ------------    ------------

Cash and cash equivalents, end of year                            $  1,282,242    $  2,608,082
                                                                  ============    ============

Supplemental disclosures of cash flow information

   Interest paid                                                  $          -    $       3,549
                                                                  ============    =============
   Income taxes paid                                              $      4,000    $         800
                                                                  ============    ==============

Supplemental schedule of non-cash investing and financing activities During the year ended December 31, 2001, the Company completed the following:

o Issued 498,147 shares of common stock for the conversion of a bankruptcy liability of $846,138.

o    Issued 1,200 shares of common stock for services rendered valued at $5,252.

o Issued 150,000 warrants of the Company and 250,000 warrants of a subsidiary to consultants for services valued at $19,500 and $12,500, respectively.

o Issued 125,000 warrants of the Company to consultants as prepaid offering costs valued at $20,500.

o    Issued 200,000 warrants of the Company as offering costs valued at $50,000.

During the year ended December 31, 2000, the Company completed the following:

o Issued 70,531 shares of common stock to purchase property and equipment prior to June 30, 2000 valued at $98,743. The shares are included in the total shares issued or administrative claims on the consolidated statements of shareholders' equity (deficit).

o Issued 614,121 shares of common stock and committed 20,621 shares of common stock for the conversion of notes payable of $600,000 and accrued interest of $78,532.

o Committed to issue 9,357 shares of common stock for the conversion of a note payable - shareholder of $13,100.

   The accompanying notes are an integral part of these financial statements.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------


Supplemental schedule of non-cash investing and financing activities (Continued)

o Issued 308,590 shares and committed to issue 491,659 shares of common stock for the conversion of a bankruptcy liability of $1,317,871.

o Issued 150,000 shares and committed to issue 40,000 shares of common stock for employee signing bonuses of $488,750.

o Issued 399,801 shares and committed to issue 173,891 shares of common stock for services rendered valued at $921,406.

o Issued 464,143 warrants and options for services rendered valued at $552,739.

o Issued 1,000,000 warrants to each of the Company's two founders at an exercise price of $1.75 per share to purchase technology valued at $70,000.

o    Issued 100,000 warrants for future legal services valued at $100,000.

o    Issued 450,000 warrants for offering costs valued at $40,100.















   The accompanying notes are an integral part of these financial statements.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 1 - BUSINESS AND ORGANIZATION

         General
         -------
         Telegen Corporation ("Telegen") and its subsidiaries (collectively, the "Company") engage in the development of flat panel display technology. Through Telegen's majority owned subsidiary, Telisar Corporation ("Telisar"), the Company also engages in the development of a proprietary high-speed network for the delivery of digital content.

         Telegen is organized as a holding company with one wholly owned active subsidiary, Telegen Display Corporation ("TDC"), a California corporation; two wholly owned inactive subsidiaries, Telegen Display Laboratories, Inc. ("TDL"), a California Corporation, and Telegen Communications Corporation ("TCC"), a California corporation; and one majority owned active subsidiary, Telisar.

         Acquisition
         -----------
         On October 19, 2000, Telegen acquired 66.69%, or 16,725,000 founders' shares, of the outstanding common stock of Telisar (formerly known as eTraxx Corporation) in exchange for 5,575,000 shares of its common stock. Telisar is a development stage company incorporated on March 2, 2000 and founded by the Chief Executive Officer and Chief Technology Officer of Telegen. Telegen acquired the 16,725,000 shares from officers of Telisar who are also officers of Telegen.

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

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 2 - FILING FOR BANKRUPTCY PROTECTION UNDER CHAPTER 11 (Continued)

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

         At December 31, 2001, the bankruptcy liability was comprised of accounts payable to unsecured creditors.


NOTE 3 - GOING CONCERN MATTERS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended December 31, 2001, the Company incurred a net loss of $6,201,121 and it had negative cash flows from operations of $6,007,921. In addition, the Company had an accumulated deficit of $41,365,746 at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 4 - ACQUISITION OF ASSETS

         On April 1, 1998, Synercom, Inc. purchased certain tangible assets and patent rights valued at $207,584 from the Company in exchange for cash of $350,000, a note receivable of $150,000, and the rights to royalty streams on certain Company products for up to three years. The Company recorded a gain on the sale of the assets of $292,416.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITION OF ASSETS (Continued)

         The note receivable was due in six installments of $25,000 each plus interest of 6% commencing on September 15, 1998. Subsequently, Synercom, Inc. defaulted on the note receivable. The Company recorded an allowance for uncollectibility of $150,000 as of December 31, 1998. On July 10, 2000, pursuant to an agreement dated June 23, 2000, and confirmed in the Plan of Reorganization, the tangible assets and patent rights purchased by SynerCom, Inc. were returned to the Company in exchange for a payment of $160,000 by the Company and a general release between SynerCom, Inc., the Company, and its principals. Synercom, Inc. was owned by a former attorney for the Company and a former officer/director.


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Telegen and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         Comprehensive Income
         --------------------
         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         Cash and Cash Equivalents
         -------------------------
         For purposes of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

         Property and Equipment
         ----------------------
         Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of five to seven years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Patents and Trademarks
         ----------------------
         It is the Company's practice to seek patent and trademark protection on processes and products in the United States. Patent and trademark application costs paid to third parties are capitalized, and the costs of developing the patents and trademarks are expensed as incurred. All patents are amortized using the straight-line method over their estimated useful life of 10 years.

         Impairment of Long-Lived Assets
         -------------------------------
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended December 31, 2000, the Company recognized $160,000 as an impairment loss related to certain assets.

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

         Minority Interest
         -----------------
         Minority interest represents the minority shareholders' proportionate share of the equity of Telisar.

         During the year ended December 31, 2000, Telisar sold approximately 1,718,000 shares of its stock to outside investors under private offering circulars pursuant to the exemption from registration under the Securities Act of 1933 provided in Rule 505 of Regulation D. After the issuance of these shares, the Company's ownership percentage was at 67% as of December 31, 2001.

         Telisar, on a stand-alone basis, had a shareholders' deficit. As a result, the Company's investment in Telisar had a negative carrying value. The increase in capitalization of Telisar resulting from the sale of shares of common stock to outside investors benefited the Company in that it reduced the negative carrying value of the Company's investment in Telisar. Accordingly, the Company has accounted for the change in its proportionate share of Telisar's equity resulting from the issuance of stock to outside investors as an increase in shareholders' equity and a reduction in minority interest liability in the consolidated financial statements.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Minority Interest (Continued)
         -----------------
         The accompanying consolidated balance sheets do not reflect a minority interest liability as of December 31, 2001 due to Telisar's shareholders' deficit. The accompanying consolidated statements of operations for the years ended December 31, 2001 and 2000 do not reflect the minority interest's share of Telisar's losses for said years as the related accrual would result in the Company's recordation of a minority interest receivable.

         Stock Options
         -------------
         During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net loss and loss per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

         Stock Split
         -----------
         On June 30, 2000, the Company effected a one-for-16 reverse split of its common stock. All share and per share data have been retroactively restated to reflect this reverse stock split.

         Research and Development Costs
         ------------------------------
         For financial reporting purposes, all costs of research and development activities are expensed as incurred.

         Income Taxes
         ------------
         The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loss per Share
         --------------
         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                           For the Year Ended
                                                               December 31,
                                                          ---------------------
                                                            2001         2000
                                                          ---------   ---------
         Options outstanding under the Company's
             stock option plans                           1,994,362   2,510,300
         Options outstanding under the Telisar stock
             option plan                                  1,692,776           -
         Options granted for services rendered              158,500      94,500
         Warrants issued as offering costs for
             private placements                             650,000     450,000
         Warrants issued in conjunction with the sale
              of common stock of Telisar                     45,618      45,618
         Warrants issued as prepayment for legal fees       100,000     100,000
         Warrants issued for services rendered              608,857     396,643
         Warrants issued to purchase technology           2,000,000   2,000,000
         Warrants issued pursuant to employment contract 75,000 75,000 Warrants issued in conjunction with the sale
             of common stock                                500,000           -

         Estimates
         ---------
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------
         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


NOTE 6 - CASH AND CASH EQUIVALENTS

         The Company maintains its cash and cash equivalents at a bank located in California. Deposits at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2001, the uninsured portions of the balances held at the bank aggregated to $1,037,869.

         At December 31, 2001, cash in the amounts of $386,900 and $136,822 was restricted for use in connection with bankruptcy creditor claims and corporate Visa cards, respectively.


NOTE 7 - NOTES RECEIVABLE - RELATED PARTIES

         On May 15, 2000, Telisar loaned $50,000 to a company owned an individual who later became the Company's President. The loan was due on or before January 31, 2001, accrued interest at 8% per annum, and was secured by 50,000 shares of Telisar's common stock. As of December 31, 2000, the outstanding balance was $50,000, which was subsequently collected in January 2001 along with the accrued interest.

         On July 10, 2000, the Company loaned $60,000 to an officer as an advance against his compensation for the next year. Monthly payments of $10,000 taken as deductions from the officer's salary were due on the loan starting on August 10, 2000, with any remaining principal and interest due on or before January 10, 2001. The loan bore interest at
         10%  per  annum  and  was  unsecured.  As of  December  31,  2000,  the outstanding balance was $25,000. In January 2001, $20,000 was collected, and the remaining principal balance and accrued interest were collected in April 2001.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 7 - NOTES RECEIVABLE - RELATED PARTIES (Continued)

         On July 13, 2000, the Company loaned $250,000 to a company owned by its President, who also serves as a Board member. The loan is due on or before January 31, 2001, earns interest at the rate of 8% per annum, and is secured by 50,000 shares of the Company's common stock. In January 2001, $50,000 was collected. On March 5, 2001, the Company agreed to extend repayment of the loan until February 1, 2002 and an additional 12,500 shares were pledged to secure the loan. On June 1, 2001, the Company received a promissory note for the remaining balance of $200,000. The note is due on or before January 30, 2002. As of December 31, 2001, the outstanding balance, including accrued interest, was $225,096, which was fully reserved.


NOTE 8 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2001 consisted of the following:

            Machinery and equipment                            $      1,200,571
            Furniture and fixtures                                       89,359
            Automobile                                                    9,100
            Leasehold Improvements                                      148,436
                                                               ----------------

                                                                      1,447,466
            Less accumulated depreciation and amortization            1,153,182
                                                               -----------------
                Total                                          $        294,284
                                                               ================

         Depreciation and amortization expense was $203,651 and $131,346 for the years ended December 31, 2001 and 2000, respectively.


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

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 9 - CONVERTIBLE NOTES PAYABLE (Continued)

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


NOTE 10 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company leases its office facilities under various operating lease agreements with third parties. Future minimum lease payments at December 31, 2001 were $96,432. Rent expense was $330,415 and $192,167 for the years ended December 31, 2001 and 2000, respectively.

         Employment Agreements
         ---------------------
         On October 13, 1998, the Company entered into employment agreements with its Chief Executive Officer and Chief Technology Officer for terms of five years. Under the terms of the agreements, these officers will receive annual salaries of $200,000 and $180,000, respectively, with the option to convert any portion of accrued salary into the Company's common stock at a rate of 20% below the price offered in the Company's first equity financing, which was the December 1999 offering at $1.75 per share. During the year ended December 31, 2000, both officers elected to convert their accrued salaries in the aggregated amount of $574,340 into the Company's common stock at $1.40 per share.

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

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

         Employment Agreements (Continued)
         ---------------------
         Effective   August  15,  2001,  the  Company   amended  the  employment
         agreements with the Chief Executive Officer and its Chief Technology Officer, decreasing their annual salaries to $0, and $100,000, respectively, for the remaining contract terms of the officers' employment agreements.

         In April 2000, Telisar entered into a two-year employment agreement with its Chief Administrative Officer for an annual salary of $200,000. On July 1, 2000, the employment agreement between Telisar and the officer was assigned to the Company, and the annual salary was amended to $250,000. In August 2001, the Company's Chief Administrative Officer resigned.

         On July 1, 2000, the Company entered into two-year employment agreements with its Senior Vice President and President/Chief Operating Officer. The annual salaries for the two officers are $150,000 and $400,000, respectively. In addition, the Company issued 25,000 and 100,000 shares, respectively, of the Company's common stock as signing bonuses valued at $262,500 in total. Effective March 1, 2001, the Company amended the employment agreement with its President/Chief Operating Officer, decreasing his annual salary $200,000 for the remaining contract terms of the officer's employment agreement. During the year ended December 31, 2001, the Company's Senior Vice President and the President/Chief Operating Officer both resigned.

         On September 15, 2000, the Company entered into a three-year employment agreement with its Vice President of Business Development for an annual salary of $150,000. In addition, the Company issued 25,000 shares of the Company's common stock as a signing bonus valued at $200,000. In August 2001, the Company's Vice President of Business Development was terminated.

         Litigation
         ----------
         The Company was involved in litigation with its former landlord for delinquency in lease payments. In January 2000, the parties entered into an agreement to settle the litigation, which reduced an unsecured claim in the bankruptcy of $250,000, and the Company accepted and paid a $75,000 administrative claim to the former landlord company to cover all post petition costs incurred by the former landlord.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

         Litigation (Continued)
         ----------
         On July 26, 2000, Display Research Laboratories, Inc. ("DRL"), W. Edward Naugler, Jr., and David Guo (the "Plaintiffs") filed an action (the "Complaint") in the United States Bankruptcy Court for the Northern District of California, San Francisco Division (the "Court"), against the Company and Jessica L. Stevens, the Company's Chief Executive Officer. The Plaintiffs sought a declaratory judgment from the Court that they were not in violation of any patents or intellectual property rights owned by the Company relating to the HGED flat panel display technology. The Plaintiffs also alleged that the Company and Ms. Stevens abused the bankruptcy rules by seeking examination of the Plaintiffs under the bankruptcy rules. Mr. Naugler and Mr. Guo were formerly officers of the Company's flat panel subsidiary, TDL.

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

         On August 24, 2001, Telegen and DRL settled the litigation between the two companies that had been pending in Federal Court in San Francisco, California. The agreement also dismisses the individuals named in the lawsuit, including Telegen's President and Chief Executive Officer, Jessica L. Stevens, DRL President David Guo, and DRL Chief Scientist Ted Naugler.

         The settlement between Telegen and the plaintiffs in this case ends the litigation without any payment by either party. The parties have agreed that DRL is not currently using any of Telegen's trade secrets, and will not do so in the future.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

         Litigation (Continued)
         ----------
         On August 10, 2001, Rates Technology, Inc. ("Rates") filed an action (the "Rates Complaint") in the U.S. District Court of New York against the Company and its inactive subsidiary, TCC, alleging patent infringement in the manufacture and sale of TCC's ACS-2000 and subsequent telephone dialers, discontinued since 1998. Rates seeks injunctive relief, monetary damages, and attorney's fees. The Company believes that its patented dialers do not infringe any of Rates' patents. In addition, the Confirmation Order entered by the Bankruptcy Court on June 30, 2000 bars all claims for activities occurring prior to entry of that Order and no manufacture, sale, or offer for sale of these dialers has occurred since entry of the Order.
         Therefore, the Company believes that the Rates Complaint has no merit.

         The Company is also subject to various legal actions and claims arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, and cash flows.


NOTE 11 - SHAREHOLDERS' EQUITY

         Stock Offerings
         ---------------
         On December 15, 1999, the Company commenced an offering (the "1999 Offering") of up to 7,885,714 shares of common stock at a price of $1.75 per share. On March 7, 2000, the Company closed the 1999 Offering upon the receipt of subscriptions for 4,000,000 shares. The 1999 Offering was conducted pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (the "Act"). The Company incurred offering costs of 18% (13% to the selling agents and 5% to a related party) of the gross proceeds of the offering, or approximately $1,260,000, which was converted into 720,000 shares of the Company's common stock at $1.75 per share. In addition, the Company incurred offering costs for the issuance of warrants to purchase 400,000 shares of common stock valued at $40,000. The warrants have an exercise price of $1.75, vest immediately, and expire in June 2003.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

         Stock Offerings Continued)
         ---------------
         On March 27, 2000, the Company entered into an agreement to conduct three additional offerings of common stock. These offerings are being conducted pursuant to Rule 506 of Regulation D under the Act. The first offering was for 1,000,000 shares at $10 per share (the "$10 Offering") for a total of $10,000,000. The second offering will follow completion of the first and will be for total proceeds of up to $10,000,000. The third offering will follow completion of the second and will be for total proceeds of up to $5,000,000. The offering prices for the two additional offerings will be set by the Company and the selling agents based upon market conditions, but are required to be at least $10 per share. As of June 30, 2000, the Company has been informed by the selling agents that subscriptions have been received for approximately $7,200,000 in the first phase of the offering at $10 per share. The second and third offerings were never conducted.

         The proceeds were held in escrow until a registration statement covering all the shares in the offering has been declared effective by the Securities and Exchange Commission ("SEC") within 180 days after confirmation of the Plan of Reorganization.

         In December 2000, the terms of the $10 Offering were changed to reduce the share price to $5 per share and to extend to April 30, 2001 that date by which a registration statement covering all the shares in the $10 Offering had been declared effective by the SEC. During April 2001, the Company withdrew the $10 Offering and instructed the selling agents to return all proceeds to the investors.

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

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

         Stock Offerings (Continued)
         ---------------
         The Company amended the terms and conditions of the March 29, 2000 offering in a letter agreement dated December 14, 2000. In the letter agreement, the per share offering price was reduced from $8 per share to $3.25 per share, which increased the number of shares of common stock subscribed from 500,000 to 1,230,770 shares. The proceeds of $4,000,000 were released to the Company on December 26, 2000.

         In October 2001, the Company issued 500,000 units in exchange for cash proceeds of $1,000,000. This offering is being conducted pursuant to Regulation S as adopted by the Securities and Exchange Commission pursuant to the Securities Act of 1933. Each unit consists of four shares of the Company's common stock and a warrant to purchase one share of the Company's common stock at an exercise price of $2, commencing on the date of issuance of the warrant and expiring three years from the date of issuance. The Company allocates the proceeds received from debt or equity with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was calculated at $335,548 using the Black-Scholes option-pricing model.

         Subsidiary Stock Offerings
         --------------------------
         On March 27, 2000, Telisar completed an offering of 1,200,000 shares of common stock at a price of $0.50 per share. The offering was conducted pursuant to Rule 506 of Regulation D under the Act.

         Between April and June 2000, Telisar issued 518,007 shares of Telisar's common stock at a price of $2.25 per share. The offering was conducted pursuant to Rule 506 of Regulation D under the Act. In addition, each investor received one warrant to purchase one share of Telegen's post-confirmation common stock at an exercise price of $10 per share (the "Warrant") for every 10 shares of the Company's common stock purchased, which were valued at $58,391. All such Warrants were issued upon confirmation of Telegen's Plan of Reorganization and are exercisable for a period of three years from the date of issuance. The Company incurred cash offering costs of 6% of the gross proceeds of the offering, or $76,805.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

         Common Stock Exchange Offer
         ---------------------------
         On March 19, 1998, the Company made available to the Common Investors and Unit Investors (the "Investors") an exchange offer (the "Exchange Offer") for the common stock purchased. Under the Exchange Offer, the Investors were offered convertible subordinated promissory notes (the "Notes") for their shares of subscription common stock with a face value equal to the number of shares of common stock tendered under the Exchange Offer multiplied by the five-day average of the Company's closing trading prices on the Over-the-Counter Bulletin Board prior to March 17, 1998 (the "Conversion Price").

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

         The Exchange Offer was extended to certain holders of the Company's unregistered common stock in order to allow them to exchange their common shares for shares of convertible preferred stock or convertible debt. The holders were from the August 1997 and October 1997 Private Placements, along with two additional individual investors. As of December 31, 2001, none of the holders exchanged their common shares for convertible preferred stock.

         2000 Employee Stock Purchase Plan
         ---------------------------------
         On June 30, 2000, the Company readopted its 1996 Stock Purchase Plan and renamed it the 2000 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, all qualified employees, defined as any individual who is an employee of the Company for tax purposes and more than five months in any calendar year, (but excluding any employee who (i) would own capital stock of the Company and/or hold outstanding options to purchase such stock equal to or greater than 5% or more of the total combined voting power or value of all classes of the capital stock of the Company or of any subsidiary or (ii) to the extent that his/her rights to purchase stock under all employee stock purchase plans of the Company accrues at a rate which exceeds $25,000 worth of stock), may authorize payroll deductions of up to 15% of their total compensation towards the purchase, on a half-year basis on January 1 and July 1, of common stock in the Company at 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

         2000 Officer Stock Purchase Plan
         --------------------------------
         On June 30, 2000, the Company adopted the 2000 Officer Stock Purchase Plan ("OSPP"). Under the OSPP, all qualified employees, defined as any individual who would own capital stock of the Company and/or hold outstanding options to purchase such stock equal to or greater than 5% or more of the total combined voting power or value of all classes of the capital stock of the Company or of any subsidiary (but excluding any employee who to the extent that his/her rights to purchase stock under all employee stock purchase plans of the Company accrues at a rate which exceeds $25,000 worth of stock), may authorize payroll deductions of up to 15% of their total compensation towards the purchase, on a half-year basis on January 1 and July 1, of common stock in the Company at 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower.

         Common Stock Warrants and Options
         ---------------------------------
         During the year ended December 31, 2001, the Company completed the following:

          o granted 50,000 warrants to a consultant for research and development services valued at $7,000. The warrants have an exercise price equal to 80% of the Company's stock price on the date of vesting, vest under the terms of the warrant agreement, and expire 30 days after vesting.

          o granted 100,000 warrants to consultants for research and development services valued at $5,000. Of the warrants issued, 45,000 have an exercise price of $1.80, and 45,000 have an exercise price of $3.30. All the warrants vest immediately and expire three years from the grant date.

          o granted 125,000 warrants to consultants for deferred offering costs valued at $20,500. Of the warrants issued, 50,000 have an exercise price of $2.50, 50,000 have an exercise price of $3.50, and 25,000 have an exercise price of $1.32. All of the warrants vest immediately and expire three years from the grant date.

          o granted 200,000 warrants to a consultant valued at $50,000 as offering costs for the $1,000,000 raised in October 2001. The warrants have an exercise price of $1.30, vest immediately, and expire three years from the grant date.

         During the year ended December 31, 2000, the Company completed the following:

          o granted 100,000 warrants to one of its attorneys as a prepayment for future legal services valued at $100,000.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

         Common Stock Warrants and Options (Continued)
         ---------------------------------

          o granted 125,000 warrants each to two outside consultants for marketing services rendered valued at $8,750 in the aggregate.

          o granted 107,143 warrants valued at $485,144 to a vendor of Telisar for research and development services rendered.

          o granted 10,000 warrants to a vendor for a $10,000 deduction in payments for services rendered.

          o    granted 2,500 warrants for services rendered valued at $1,250.

          o granted 50,000 and 20,000 options to its outside research and development team and a member of the team, respectively, as performance bonuses valued at $24,000 and $9,600, respectively.

          o granted 24,500 options to its advisory board members for becoming members and attending meetings valued at $13,995.

          o issued the Chief Executive Officer 1,000,000 warrants for the purchase of certain technology valued at $35,000 and issued the Chief Technology Officer 1,000,000 warrants for the purchase of certain technology valued at $35,000. The value of the warrants was established at the officers' cost basis in the technology.

         A summary of the Company's warrant activity is listed below:

                                                                      Weighted-
                                                                       Average
                                                   Warrants            Exercise
                                                  Outstanding           Price
                                                  -----------         ---------
           Outstanding, December 31, 1999              28,576         $    1.75
               Granted                              3,040,261         $    1.90
               Expired/canceled                       (62,786)        $    1.40
                                                  -----------

           Outstanding, December 31, 2000           3,006,051         $    1.91
               Granted                                975,000         $    1.90
               Expired/canceled                       (44,357)        $    1.40
                                                  -----------

                Outstanding, December 31, 2001      3,936,694         $    1.91
                                                  ===========

                Exercisable, December 31, 2001      3,679,551         $    1.96
                                                  ===========

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

         Common Stock Warrants and Options (Continued)
         ---------------------------------
         A summary of the Company's option activity outside of the 2000 Stock Option Plan, the 2000 Director Option Plan, and the 2000 Telisar Stock Option Plan is listed below:

                                                                      Weighted-
                                                                       Average
                                                   Options            Exercise
                                                  Outstanding           Price
                                                  -----------         ---------

           Outstanding, December 31, 1999                   -         $       -
               Granted                                 94,500         $    1.86
                                                  -----------

           Outstanding, December 31, 2000              94,500         $    1.86
               Granted                                 64,000         $    1.21
                                                  -----------

                Outstanding, December 31, 2001        158,500         $    1.60
                                                  ===========

                Exercisable, December 31, 2001        139,833         $    1.65
                                                  ===========

         The fair value of certain warrants or options was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the years ended December 31, 2001 and 2000: dividend yields of 0% and 0%, respectively; risk-free interest rates of 3.83% and 6%, respectively; expected volatility of 175% and 40%, respectively; and expected lives of two and 2.5 years, respectively.

         Stock Option Plans
         ------------------
         The Company adopted the 1996 Stock Option Plan in October 1996 to provide additional incentives to the employees and consultants of the Company. The Company reserved 200,000 shares of its common stock for issuance under the Option Plan. All unexercised options under the Option Plan prior to the filing of the Chapter 11 Case were cancelled under the Plan of Reorganization (see Note 2).

         On June 30, 2000, the Company readopted its 1996 Stock Option Plan and renamed it the 2000 Stock Option Plan (the "Option Plan'), which expires in 2010. Options granted may be incentive options or non-statutory stock options, as determined by the Board of Directors at the time of grant. In addition, stock purchase rights and stock awards many also be granted under the Option Plan.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------
         Under the Option Plan, the options are granted to employees for a term of no more than five years at an exercise price not less than the fair market value of the Company's common stock as determined by the Board of Directors at the time of the option grant. For employees owning more than 10% of the total combined voting power of all class of stock of Telegen or any parent or subsidiary, the term of the options shall be three years from the date of grant at an exercise price shall be no less than 110% of the fair market value per share on the date of grant. The aggregate number of shares that may be issued pursuant to the plan is 3,500,000 over the life of the plan.

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

         On June 30, 2000, the Company adopted the 2000 Director Option Plan (the "Director Plan") to attract and retain outside directors. Under the plan agreement, each outside director will be automatically granted an option to purchase 20,000 shares of common stock on each date such outside director is elected by the shareholders. This option may be granted only once in any given calendar year at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The term of the option will be 10 years from the date of grant. The option will vest equally over 12 months on the anniversary date of each month, provided that the optionee continues to serve as a director on such dates.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------
         The following summarizes the stock option transactions under the Option Plan and the Director Plan:

                                                                      Weighted-
                                                                       Average
                                                  Stock Options       Exercise
                                                   Outstanding          Price
                                                  -------------       ---------
           Outstanding, December 31, 1999                     -       $       -
               Granted                                2,510,300       $    2.10
                                                  -------------

           Outstanding, December 31, 2000             2,510,300       $    2.10
               Granted                                  336,312       $    3.68
               Expired/canceled                        (852,250)      $    2.36
                                                  -------------

                Outstanding, December 31, 2001        1,994,362       $    2.09
                                                  =============

                Exercisable, December 31, 2001        1,802,546            1.97
                                                  =============

         There were 1,505,638 options available for future grant at December 31, 2001 under the Option Plan and the Director Plan.

         The exercise prices for the options outstanding at December 31, 2001 under the Option Plan and the Director Plan and outside these plans from $0.90 to $11. The weighted-average remaining contractual life of these options outstanding at December 31, 2001 is 3.34 years, and the information relating to these options is as follows:

                                                         Weighted-   Weighted-
                                             Weighted-    Average     Average
                                              Average     Exercise    Exercise
    Range of          Stock       Stock     Remaining     Price of    Price of
    Exercise        Options     Options     Contractual   Options      Options
     Prices       Outstanding  Exercisable     Life     Outstanding  Exercisable
  --------------  -----------  -----------  ----------- -----------  -----------
  $ 0.90 - 2.00     1,951,606    1,886,523   3.4 years   $      1.82  $     1.83
  $ 2.01 - 11.00      201,256       55,856   2.6 years   $      2.94  $     1.38
                  -----------  -----------

                    2,152,862    1,942,379
                  ===========  ===========

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------
         The Board of Directors of Telisar adopted the Telisar 2001 Stock Option Incentive Plan (the "Telisar Plan") on April 11, 2001 to provide additional incentive to the employees and consultants of Telisar. Options granted are incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The specific terms of each option grant are approved by the Telisar Board and reflected in a written stock option agreement between Telisar and each grantee. Generally, the options are for a term of no more than five years at an exercise price not less than the fair market value of Telisar's common stock as determined by Telisar's Board of Directors at the time of option grant. Common stock may also be granted or sold under the Telisar Plan independent of any option grant. Telisar has reserved 2,500,000 shares of its Common Stock for issuance under the Telisar Plan.

         Employees of Telisar are also eligible to participate in Telegen's 2000 Employee Stock Option and 2000 Employee Stock Purchase Plans.


         The following summarizes the stock option transactions under the Telisar plan:

                                                                     Weighted-
                                                                      Average
                                                    Stock Options     Exercise
                                                     Outstanding        Price
                                                    -------------     ---------
           Outstanding, December 31, 1999 and 2000              -    $        -
               Granted                                  1,692,776    $     2.39
                                                    -------------

                Outstanding, December 31, 2001          1,692,776    $     2.39
                                                    =============

                Exercisable, December 31, 2001              4,444    $     2.25
                                                    =============

         There were 807,224 options available for future grant at December 31, 2001 under the Telisar Stock Option Plan.

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------
         Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2001 and 2000 would have been increased to the pro forma amounts indicated below:

                                                   2001             2000
                                              -------------    --------------

           Net loss as reported               $  (6,201,121)   $   (7,373,751)
           Net loss, pro forma                $  (6,535,602)   $   (8,340,104)
           Basic loss per share as reported   $       (0.40)   $        (1.86)
           Basic loss per share, pro forma    $       (0.42)   $        (2.11)

         The fair value of the options granted under the Option Plan and the Director Plan was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the years ended December 31, 2001 and 2000: dividend yields of 0% and 0%, respectively; risk-free interest rates of 3.8% and 6%, respectively; volatility of 175% and 40%, respectively; and expected lives of two and
         3.66 years, respectively.

         For options granted under the Option Plan and Director Plan during the years ended December 31, 2001 and 2000 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $2.13 and $0.61, respectively, and the weighted-average exercise price of such options was $2.69 and $2.22, respectively. For options granted during the years ended December 31, 2001 and 2000 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $1.64 and $0.41, respectively, and the weighted-average exercise price of such options was $2.57 and $1.93, respectively. No options were granted during the years ended December 31, 2001 and 2000 where the exercise price was less than the stock price at the date of the grant.

         The fair value of the options granted under the Telisar Plan was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the year ended December 31, 2001: dividend yield of 0%, risk-free interest rate of 3.6%, volatility of 0%, and expected life of two years. The weighted-average remaining contractual life for options outstanding at December 31, 2001 was 2.69 years.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------
         For options granted under the Telisar Stock Option Plan during the year ended December 31, 2001 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.06, and the weighted-average exercise price of such options was $2.25. For options granted during the year ended December 31, 2001 where the exercise price exceeded the stock price at the date of the grant, the weighted-average fair value of such options was $0, and the weighted-average exercise price of such options was $2.48. No options were granted during the year ended December 31, 2001 where the exercise price was less than the stock price at the date of the grant.

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

         Contingent Stock Options
         ------------------------
         On July 1, 2000, the Company agreed to grant stock options to its Chief Executive Officer, Chief Technology Officer, and President contingent upon the Company raising certain minimum total amounts of funding through its 1999 and 2000 private placements. If the Company raised gross proceeds of $25,000,000 by December 31, 2001, each of the three officers would be granted 100,000 stock options with an exercise price of $1.75 that would expire on December 31, 2003. If the Company raised gross proceeds of $31,000,000 by December 31, 2001, each of the three officers would be granted 200,000 stock options with an exercise price of $1.75 that would also expire on December 31, 2003. At December 31, 2001, no options had been issued since the Company did not raise the minimum amount of funding through the 1999 and 2000 private placements.

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 12 - INCOME TAXES

         The  following  table  presents  the  current and  deferred  income tax provision for federal and state income taxes for the years ended December 31, 2001 and 2000:
                                                    2001             2000
                                                ------------    -------------
           Current
               Federal                          $          -    $           -
               State                                   3,200              800
                                                ------------    -------------
                                                       3,200              800
                                                ------------    -------------
           Deferred
               Federal                                     -                -
               State                                       -                -
                                                ------------    -------------
                                                           -                -
                                                ------------    -------------

                 Provision for income taxes     $      3,200    $         800
                                                ============    =============

         The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2001 and 2000 as follows:

                                                     2001            2000
                                                ------------    ------------
           Statutory regular federal income tax
            rate                                       34.0%           34.0%
           State taxes                                  5.8             5.8
           Tax credits                                    -             2.4
           Change in valuation allowance              (39.8)          (42.2)
                                                ------------    ------------
               Total                                   -   %            -  %
                                                ============    ============

         The tax effects of temporary differences which give rise to deferred taxes at December 31, 2001 consisted of:

           Deferred tax assets
               Federal net operating loss carryforward         $     14,047,125
               State operating loss carryforward                     (1,029,789)
               Accrued vacation and salaries                            (10,502)
               Tax credits                                              570,604
               Bad debts                                                 76,533
               Other                                                    (39,032)
                                                               ----------------
           Total gross deferred tax assets                           13,614,939
           Less valuation allowance                                  13,614,939

                           Net deferred tax assets             $              -
                                                               ================

                                            TELEGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 12 - INCOME TAXES (Continued)

         As of December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $41,315,000 and $30,469,000, respectively. The net operating loss carryforwards begin expiring in 2010 and 2000 respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.


NOTE 13 - RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2001, the Company paid approximately $63,000 to a company that is controlled by a director of the Company for consulting services.

         On July 5, 2001, the Company entered into an agreement with a placement agent to provide placement services for a proposed private placement offering of the Company's common stock (the "2001 Offering"). The agreement provided that the placement agent would earn a cash commission of 10% of the gross proceeds of the 2001 Offering, a stock commission of 3% of the shares sold under the 2001 Offering, and a warrant to purchase 10% of the shares sold under the 2001 Offering.

         In connection with the 2001 Offering, the agreement provided that a company which is majority owned by a director of the Company would receive from the placement agent 10% of the cash compensation, 50% of the stock compensation, and 25% of the warrants paid to the Placement Agent. In addition, to the extent that the director acted as a selling agent in transactions in the 2001 Offering, the director would have received from the Placement Agent a cash commission equal to 7.2% of the funds raised and warrants equal to 45% of the warrants to be paid to the Placement Agent. As of the date of this report, no sales have been made under this agreement and no commissions have been paid.

         During the year ended December 31, 2000, the Company issued 1,000,000 warrants to each of two officers to purchase intangible assets valued at $70,000.


NOTE 14 - SUBSEQUENT EVENT

         In January 2002, the Company issued 250,000 units for cash proceeds of $125,000. This offering is being conducted pursuant to Regulation D as adopted by the SEC pursuant to the Act. Each unit consists of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock. The warrant has an exercise price of $1, vests immediately, and expires on January 25, 2005.