Form 10QSB
period 2002-03-31
TELEGEN CORP /CO/
filed 2002-05-14
CIK 906448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

| X |    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
                               YES | X | NO | _ |

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               YES | X | NO | _ |

The number of issued and outstanding shares of the Registrant's Common Stock as of March 31, 2002, was 17,911,791.

                               Telegen Corporation
                         Quarterly Report on Form 10-QSB
                                Table of Contents

 PART I -   FINANCIAL INFORMATION

      ITEM 1.    FINANCIAL STATEMENTS....................................   3

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION............  10

 PART II -  OTHER INFORMATION

      ITEM 1.    LEGAL PROCEEDINGS.......................................  24

      ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...............  24

      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....  26

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................  28

 SIGNATURES

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                      TELEGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              as of March 31, 2002
                                   (Unaudited)

                                                                           (unaudited)
                                                                             March 31,
                                                                               2002
                                                                          -------------
ASSETS

Current assets
     Cash and cash equivalents..........................................  $     703,712
     Notes receivable - related party, net of allowance of $229,096.....             --
     Other receivable...................................................          2,713
     Prepaid expenses...................................................         26,750
                                                                          -------------

         Total current assets...........................................        733,175

Property and equipment, net.............................................        241,371
Prepaid expenses, net of reserve of $100,000............................             --
Intangible assets.......................................................        314,497
Deposits................................................................         60,276
                                                                          -------------

         Total assets...................................................  $   1,349,319
                                                                          =============




The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS (Continued)
                              as of March 31, 2002
                                   (Unaudited)


                                                                           (unaudited)
                                                                             March 31,
                                                                               2002
                                                                          -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Bankruptcy liability...............................................  $     153,019
     Accounts payable...................................................        717,704
     Accrued expenses...................................................        115,061
                                                                          -------------

         Total current liabilities......................................        985,784

Contingencies

Shareholders' equity
     Preferred stock, $1 par value
         10,000,000 shares authorized
         no shares issued and outstanding...............................             --
     Common stock, no par value
         100,000,000 shares authorized
         17,911,791 shares issued and outstanding.......................     42,509,737
     Common stock committed.............................................        178,086
     Accumulated deficit................................................    (42,324,288)
                                                                          ------------

              Total shareholders' equity................................        363,535

                  Total liabilities and shareholders' equity............  $   1,349,319
                                                                          =============







The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the Three Months Ended March 31,
                                   (Unaudited)

                                                                      2002             2001
                                                                 -------------    -------------
                                                                   (unaudited)      (unaudited)
Operating expenses
     Research and development..............................      $     501,269     $      500,220
     General and administrative............................            438,916          1,610,187
                                                                 -------------     --------------

         Total operating expenses..........................            940,185          2,110,407
                                                                 -------------     --------------

Loss from operations.......................................           (940,185)        (2,110,407)
                                                                 ==============    ===============

Other income
     Interest income.......................................              1,643             70,161
                                                                 -------------     --------------

Loss before minority interest..............................           (938,542)        (2,040,246)

Minority interest..........................................                 --             53,811
                                                                 -------------     --------------

         Net loss..........................................      $    (938,542)    $   (1,986,435)
                                                                 =============     ==============

Basic and diluted loss per share attributable to common
     Shareholders..........................................      $       (0.05)    $        (0.14)
                                                                 ==============    ===============

Weighted-average common shares outstanding.................         18,053,258         14,179,569
                                                                 =============     ==============










The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the Three Months Ended March 31,
                                   (Unaudited)
                                                                      2002            2001
                                                                 -------------    -------------
                                                                  (unaudited)      (unaudited)
Cash flows from operating activities
     Net loss...............................................     $    (938,542)   $  (1,986,435)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization................             54,663           44,802
              Minority interest............................                 --          (53,811)
              Cancellation of committed stock..............             (5,000)              --
              (Increase) decrease in
                  Due from related party....................                --          184,709
                  Other receivable..........................            (2,713)             306
                  Accrued interest receivable...............                --           (2,013)
                  Prepaid expenses..........................            31,710           (4,960)
                  Deposits..................................             2,855            1,643
              Increase (decrease) in
                  Accounts payable..........................           147,435         (309,191)
                  Accrued expenses..........................             6,422         (149,629)
                                                                 -------------    -------------
Net cash used in operating activities......................           (703,170)      (2,274,579)
                                                                 -------------    -------------
Cash flows from investing activities
     Purchase of property and equipment....................                 --          (54,326)
     Investment in patents.................................               (360)         (65,298)
     Sale of certificate of deposit........................                 --        3,719,705
     Decrease in notes receivable - related parties........                 --          120,000
                                                                 -------------    -------------

Net cash provided by (used in) investing activities........              (360)        3,720,081
                                                                 -------------    -------------
Cash flows from financing activities
     Proceeds from common stock committed..................            125,000               --
                                                                 -------------    -------------

Net cash provided by financing activities..................            125,000               --
                                                                 -------------    -------------
Net increase (decrease) in cash and cash equivalents.......           (578,530)       1,455,502

Cash and cash equivalents, beginning of period.............          1,282,242        2,608,082
                                                                 -------------    -------------

Cash and cash equivalents, end of period..................       $     703,712    $   4,053,584
                                                                 =============    =============

Supplemental disclosure of cash flow information
     Interest paid.........................................      $          --    $       3,549
                                                                 =============    =============
     Income taxes paid.....................................      $          --    $         800
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

         On June 28, 2000, the Company's Second Amended Plan of Reorganization (the "Plan of Reorganization") was confirmed and became effective on June 30, 2000. The Plan of Reorganization also affects the Company's subsidiaries, TCC and TDL. All options and warrants outstanding were subsequently canceled pursuant to the Plan of Reorganization and have been reflected as such in the financial statements as of the Filing Date.

         At March 31, 2002, the bankruptcy liability was comprised of accounts payable to unsecured creditors.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Telegen and all of its subsidiaries, TDC, TDL, TCC, and Telisar. All significant inter-company transactions and balances have been eliminated in consolidation.

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes  required by generally  accepted  accounting  principles  for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         Going Concern
         -------------
         The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

         Recently Issued Accounting Pronouncement
         ----------------------------------------

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

NOTE 4 - NOTES RECEIVABLE - RELATED PARTY

         On July 13, 2000, the Company loaned $250,000 to a company owned by its former President, who also serves as a Board member. The loan was due on or before January 31, 2001, earned interest at the rate of 8% per annum, and was secured by 50,000 shares of the Company's common stock. In January 2001, $50,000 was collected. On March 5, 2001, the Company agreed to extend repayment of the loan until February 1, 2002, and an additional 12,500 shares were pledged to secure the loan. On June 1, 2001, the Company received a promissory note for the remaining balance of $200,000. The note was due on or before January 30, 2002. As of March 31, 2002, the outstanding balance, including accrued interest, was $229,096, which was fully reserved.

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2002 consisted of the following:

            Automobile                                        $          9,100
            Machinery and equipment                                  1,200,571
            Furniture and fixtures                                      89,359
            Leasehold improvements                                     148,436
                                                              ----------------
                                                                     1,447,466
            Less accumulated depreciation and amortization           1,206,095
                                                              ----------------
                Total                                         $        241,371
                                                              ================

NOTE 6 - CONTINGENCIES

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

NOTE 7 - SHAREHOLDERS' EQUITY

         During the three months ended March 31, 2002, the Company issued 250,000 units to an individual investor in exchange for cash proceeds of $125,000. This sale is being conducted pursuant to Regulation D promulgated under the Securities and Exchange Commission Act of 1933. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at a price of $1 and is exercisable until January 25, 2005.

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

Telegen, through its subsidiary and predecessor corporation, Telegen Communications Corporation ("TCC"), was organized and commenced operations in May 1990. From inception until 1993, Telegen was principally engaged in the development and testing of its telecommunications products. Telegen's first product sales and revenues were realized in 1991. Revenues from 1991 through 1995 were derived primarily from sales of Telegen's telecommunications products. In 1996, revenues were derived primarily from the operations of Morning Star Multimedia, Inc. ("MSM"), a subsidiary of the Company. In 1997, revenues were derived from the operations of MSM and TCC, a subsidiary of the Company. In 1998, revenues were derived from the operations of TCC. In 2000 and 2001, Telegen had no operating revenues. During the first quarter of 2002, Telegen had no operating revenues.

Telegen, through its wholly owned active subsidiary, Telegen Display Corporation ("TDC"), a California corporation, is engaged in the development of flat panel display technology. Through Telegen's majority owned active subsidiary, Telisar Corporation ("Telisar"), a California corporation, the Company is also engaged in the development of a proprietary high-speed network for the delivery of digital content. The results for TDC and Telisar for the first quarter of 2002 are consolidated in the results for Telegen presented in this report.

Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of March 31, 2002, had an accumulated deficit of $42,324,288. As of March 31, 2002, Telegen had a working capital deficit of $252,609. Telegen expects to continue to incur substantial operating losses through 2002. In order to become profitable, Telegen must successfully complete its reorganization, refinance its operations, develop commercial products, manage its operating expenses, establish manufacturing capabilities, create a distribution capability and produce and sell its products.

Telegen has made significant expenditures for research and development of its products. In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.

REVENUES. Revenues for the first quarter of 2002 were $0 compared to $0 for the first quarter of 2001.

COST OF GOODS SOLD. Cost of goods sold and contract services were $0 for the first quarter of 2002 compared to $0 for the first quarter of 2001.

RESEARCH AND DEVELOPMENT. Research and development expenses were $501,269 for the first quarter of 2002 compared to $500,220 for the first quarter of 2001. Of the research and development for the first quarter of 2002, $0 was attributable to Telegen, $271,608 was attributable to Telegen Display, and $229,661 was attributable to Telisar. Of the 2001 research and development expenses, $358,063 was attributable to Telegen and $142,157 was attributable to Telisar. Research and development expenses consisted primarily of salaries and consulting fees related to the Company's HGED flat panel display for Telegen Display in 2002 and Telegen in 2001 and Telisar's development efforts related to its datacasting technology for 2002 and 2001.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses were $438,916 for the first quarter of 2002 compared to $1,610,187 for the first quarter of 2001. Decreased general and administrative expenses for the first quarter of 2002 resulted from reduced staffing, reduced outside services including accounting and legal, and availability of funds. Of the general and administrative expenses for the first quarter of 2002, $324,481 was attributable to Telegen, $53,651 was attributable to Telegen Display, and $60,784 was attributable to Telisar. Of the 2001 general and administrative expenses, $1,563,455 was attributable to Telegen, $18,252 was attributable to Telegen Display and $28,480 was attributable to Telisar. The primary components of general and administrative expenses for the first quarters of 2002 and 2001 were employee salaries, occupancy costs and accounting and legal expenses.

INTEREST INCOME. Interest income for the first quarter of 2002 was $1,643 as compared with interest income of $70,161 for the first quarter of 2001. All of the interest income for 2002 was attributable to Telegen and resulted primarily from interest earned on deposits held in financial institutions. The interest income for 2001 consisted of interest earned on deposits held in financial institutions; $61,066 was attributable to Telegen and $9,095 was attributable to Telisar. The decrease in interest income for 2002 resulted from decreased interest earned on deposits held in financial institutions.


LIQUIDITY AND CAPITAL RESOURCES

Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. As of March 31, 2002, Telegen had raised $42,687,823 in net capital through the sale of Telegen common stock, preferred stock and subsidiary common stock.

On February 11, 2002, the Company closed an offering of 250,000 units, each unit consisting of one (1) share of its Common Stock and one (1) three year warrant to purchase a share of Common Stock at an exercise price of $1.00 per share, to an individual for net proceeds of $125,000. No commission was paid for this offering. Proceeds from the offering were available to the Company immediately upon closing.

Telegen did not issue any shares of common stock during the first quarters of 2002 and 2001 in lieu of cash as payment for certain operating expenses, legal fees and employee services.

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

Telegen does not have a final estimate of costs nor the funds available to build a full-scale production plant for the flat panel display and will not be able to build this plant without securing significant additional capital. Telegen plans to secure these funds either (1) from a large joint venture partner who would then be a co-owner of the plant or (2) through a future public or private offering of stock. Even if such funding can be obtained, which cannot be assured, it is currently estimated that a full scale production plant could not be completed and producing significant numbers of flat panel displays before early 2003. Telegen is also currently contemplating entering into license agreements with large enterprises to manufacture the displays. The manufacturers would also have the attributes of established manufacturing expertise, distribution channels to assure a ready market for the displays and established reputations, enhancing market acceptance. Further, Telegen might obtain front-end license fees and ongoing royalties for income. However, Telegen does not currently expect to have any such manufacturing license agreements in place before 2003, or any significant production of displays thereunder before early 2003. Telegen is currently planning to establish a limited production/prototype line in early 2004, which will have the capacity to manufacture a limited number of marketable displays to produce moderate revenues. The cost of that production line is estimated to be about $10 million.

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

Telegen, along with its subsidiaries, has a limited operating history in developing and commercializing its products, has generated no revenues since the year ended 1998, and it is difficult to evaluate the Company's business and prospects. The Company has been engaged in lengthy development of its flat panel display technology since 1995, as well as other technologies, and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from May 3, 1990 (inception) through March 31,2002 is $42,324,288. The Company expects to continue to incur operating losses until at least the year 2003 as the Company continues expenditures for product development, continued United States and international patent prosecution and enforcement, marketing and sales, and establishment and expansion of manufacturing and distribution capabilities.

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

Going Concern

Singer Lewak Greenbaum & Goldstein LLP, in their independent auditors' report for the year ended December 31, 2001, has expressed "substantial doubt" as to Telegen's ability to continue as a going concern based on significant operating losses that Telegen's has incurred since inception. Telegen's consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 3 to the consolidated financial statements.

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


                       Risks Relating to the Common Stock
                       ----------------------------------

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

Certain shareholders together own or have the right to vote approximately 37.39% of the voting stock; the voting power of other shareholders may be limited.

Certain shareholders, including executive officers and directors, beneficially own or control, directly or indirectly, outstanding shares of Common Stock, which in the aggregate represent approximately 37.39% of the outstanding shares of Common Stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to the shareholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of the Company's stock to decline. Some of these persons or entities may have interests different than other shareholders. For example, these shareholders may be more interested in selling the Company to an acquirer than other investors or may want to pursue strategies that are different from that of other investors.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 7, 2002 the Company granted a qualified stock option to an employee under an employment agreement for the purchase of up to 1,000 shares of the Company's common stock. The option has a per share exercise price of $0.85, expires on January 6, 2005 and vested upon issuance. Exemption from registration is claimed under Section 4(2) of the Act.

On January 7, 2002 the Company granted a qualified stock option to an employee under its Inventors Patent Incentive Program for the purchase of up to 5,882 shares of the Company's common stock. The option has a per share exercise price of $0.94, expires on January 6, 2005 and vests upon the issuance of the employee's patent. Exemption from registration is claimed under Section 4(2) of the Act.

On February 11, 2002 the Company granted qualified stock options to a group of employees under an its Employee Stock Option Program for the purchase of up to 225,000 shares of the Company's common stock. The options have a per share exercise price of $0.66, expire on February 10, 2005 and vested upon issuance. Exemption from registration is claimed under Section 4(2) of the Act.

On February 11, 2002 the Company closed an offering of 250,000 units, each unit consisting of one (1) share of its Common Stock and one (1) three year warrant to purchase a share of Common Stock at an exercise price of $1.00 per share, to an individual for net proceeds of $125,000. No commission was paid for this offering. Proceeds from the offering were available to the Company immediately upon closing. Exemption from registration is claimed under Section 4(2) of the Act.

On February 19, 2002 the Company granted a qualified stock option to an employee under an employment agreement for the purchase of up to 50 shares of the Company's common stock. The option has a per share exercise price of $0.61, expires on February 18, 2005 and vested upon issuance. Exemption from registration is claimed under Section 4(2) of the Act.

On March 7, 2002, the Company closed the sale of 20,000 units, each unit consisting of one (1) share of Common Stock and one (1) three year warrant to purchase a share of Common Stock at an exercise price of $2.00 per share, to an individual for gross proceeds of $20,000, which was received in October 2001. The Company is obligated to pay a cash commission of $2,000, issue 2,000 warrants with an exercise price of $2.00 per share and an expiration date of March 6, 2005 and issue 500 shares of Common Stock to Intersect Capital Corp., the placement agent. Proceeds from the offering were available to the Company immediately upon closing. Exemption from registration is claimed under Section 4(2) of the Act.

On March 14, 2002 the Company granted a qualified stock option to an employee under an employment agreement for the purchase of up to 3,000 shares of the Company's common stock. The option has a per share exercise price of $0.96, expires on March 13, 2005 and vested upon issuance. Exemption from registration is claimed under Section 4(2) of the Act.

On March 14, 2002 the Company granted a qualified stock option to an employee under its Inventors Patent Incentive Program for the purchase of up to 15,625 shares of the Company's common stock. The option has a per share exercise price of $1.06, expires on March 13, 2005 and vests upon the issuance of the employee's patent. Exemption from registration is claimed under Section 4(2) of the Act.

On March 14, 2002 the Company granted a qualified stock option to an employee under its Inventors Patent Incentive Program for the purchase of up to 5,208 shares of the Company's common stock. The option has a per share exercise price of $0.96, expires on March 13, 2005 and vests upon the issuance of the employee's patent. Exemption from registration is claimed under Section 4(2) of the Act.

On March 15, 2002 the Company granted a qualified stock option to an employee under an employment agreement for the purchase of up to 5,000 shares of the Company's common stock. The option has a per share exercise price of $1.01, expires on March 14, 2005 and vested upon issuance. Exemption from registration is claimed under Section 4(2) of the Act.

On March 15, 2002 the Company granted a qualified stock option to an employee under its Inventors Patent Incentive Program for the purchase of up to 24,752 shares of the Company's common stock. The option has a per share exercise price of $1.11, expires on March 14, 2005 and vests upon the issuance of the employee's patent. Exemption from registration is claimed under Section 4(2) of the Act.

On March 15, 2002 the Company granted a qualified stock option to an employee under its Inventors Patent Incentive Program for the purchase of up to 9,901 shares of the Company's common stock. The option has a per share exercise price of $1.01, expires on March 14, 2005 and vests upon the issuance of the employee's patent. Exemption from registration is claimed under Section 4(2) of the Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during the quarter ended March 31, 2002.


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

     3.4**      Bylaws of Telegen Corporation

     3.5***     Certificate of Amendment of Bylaws effective August 6, 1997

     3.6****    Amended and Restated Articles of Incorporation dated June 30, 2000



     10.44+     Regulation  S  Securities  Purchase  Agreement  by and between the  Company  and certain  foreign  investors executed in April 2000

     10.58++    Term Sheet for Private Placement by and between the Company and Peter Lamm dated January 18, 2002

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

     ***   Incorporated by reference herein to the Form 10-K filed by the Registrant on April 15, 1998

     ****  Incorporated by reference herein to the Form 8-K filed by the Registrant on December 20, 2000

     +     Incorporated by reference herein to the Form 10-KSB filed by the Registrant on
           December 8, 2000
     ++    Incorporated by reference herein to the Form 10-KSB filed by the Registrant on April 1, 2002


(b)      Reports on Form 8-K

To date from January 1, 2002, the Company has not filed any Current Reports on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TELEGEN CORPORATION
                                            (Registrant)

Dated: May 14, 2002                         By: /s/   JESSICA L STEVENS
                                                ------------------------------
                                                Jessica L. Stevens
                                                Chief Executive Officer