Form 10QSB
period 2002-06-30
TELEGEN CORP /CO/
filed 2002-08-14
CIK 906448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

| X |    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                               YES | X | NO | _ |

The number of issued and outstanding shares of the Registrant's Common Stock as of June 30, 2002, was 18,381,791.

                               Telegen Corporation
                         Quarterly Report on Form 10-QSB
                                Table of Contents

 PART I -   FINANCIAL INFORMATION

      ITEM 1.    FINANCIAL STATEMENTS....................................   3

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION............  11

 PART II -  OTHER INFORMATION

      ITEM 1.    LEGAL PROCEEDINGS.......................................  26

      ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...............  26

      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....  27

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................  28

 SIGNATURES

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                      TELEGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              as of June 30, 2002
                                   (Unaudited)


                                                                             June 30,
                                                                               2002
                                                                          -------------
                                                                           (unaudited)
ASSETS

Current assets
     Cash and cash equivalents..........................................  $     354,734
     Notes receivable - related party, net of allowance of $233,096.....             --
     Other receivable...................................................          4,013
     Current portion of prepaid expenses................................        170,500
                                                                          -------------

         Total current assets...........................................        529,247

Property and equipment, net.............................................        188,459
Prepaid expenses, net of current portion and reserve of $100,000........             --
Intangible assets.......................................................        312,747
Deposits................................................................         60,276
                                                                          -------------

         Total assets...................................................  $   1,090,729
                                                                          =============




The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS (Continued)
                              as of June 30, 2002
                                   (Unaudited)


                                                                             June 30,
                                                                               2002
                                                                          -------------
                                                                           (unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Bankruptcy liability...............................................  $     153,019
     Accounts payable...................................................        877,267
     Accrued expenses...................................................        197,232
                                                                          -------------

         Total current liabilities......................................      1,227,518

Contingencies

Shareholders' deficit
     Preferred stock, $1 par value
         10,000,000 shares authorized
         no shares issued and outstanding...............................             --
     Common stock, no par value
         100,000,000 shares authorized
         18,381,791 shares issued and outstanding.......................     42,841,237
     Common stock committed.............................................         33,086
     Accumulated deficit................................................    (43,011,112)
                                                                          ------------

              Total shareholders' deficit...............................       (136,789)

                  Total liabilities and shareholders' deficit...........  $   1,090,729
                                                                          =============







The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the Six Months Ended June 30,
                                   (Unaudited)

                                                   For the Three Months Ended     For the Six Months Ended
                                                            June 30,                       June 30,
                                                  ----------------------------    ----------------------------
                                                      2002            2001           2002           2001
                                                  ------------    ------------    ------------    ------------
                                                  (unaudited)     (unaudited)     (unaudited)     (unaudited)
Operating expenses
     Sales and marketing........................  $     10,228    $     66,878    $     10,228    $     66,878
     Research and development...................       314,857         655,472         816,126       1,155,692
     General and administrative.................       382,933         996,167         821,849       2,606,354
                                                  ------------    ------------    ------------    ------------

         Total operating expenses...............       708,018       1,718,517       1,648,203       3,828,924
                                                  ------------    ------------    ------------    ------------

Loss from operations............................      (708,018)     (1,718,517)     (1,648,203)     (3,828,924)
                                                  ------------    ------------    ------------    ------------

Other income (expense)
     Interest income............................         1,194          97,208           2,837         167,368
     Interest expense...........................            --         (13,256)             --         (13,255)
                                                  ------------    ------------    ------------    ------------
         Total other income (expense)...........         1,194          83,952           2,837         154,113
                                                  ------------    ------------    ------------    ------------

Loss before minority interest...................      (706,824)     (1,634,565)     (1,645,366)     (3,674,811)

Minority interest...............................            --          66,534              --         120,345
                                                  ------------    ------------    ------------    ------------

Net Loss........................................  $   (706,824)   $ (1,568,031)   $ (1,645,366)   $ (3,554,466)
                                                  ============    ============    ============    ============


Basic and diluted loss per share attributable
     to common Shareholders.....................  $      (0.04)   $      (0.11)   $      (0.09)  $      (0.25)
                                                  ============    ============    ============    ============

Weighted-average common shares outstanding          18,192,890      14,655,889      18,053,117      14,426,945
                                                  ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the Six Months Ended June 30,
                                   (Unaudited)
                                                                2002            2001
                                                           -------------    -------------
                                                            (unaudited)      (unaudited)
Cash flows from operating activities
     Net loss............................................  $  (1,645,366)   $  (3,554,466)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization.............         109,325           94,451
              Minority interest.........................              --         (120,345)
              Cancellation of committed stock...........          (5,000)              --
              (Increase) decrease in
                  Due from related party.................             --          200,000
                  Other assets...........................         77,802         (132,030)
                  Prepaid expenses.......................         15,500               --
              Increase (decrease) in
                  Accounts payable.......................        306,998         (333,592)
                  Accrued expenses.......................         88,593         (103,903)
                                                           -------------    -------------
Net cash used in operating activities...................      (1,052,148)      (3,949,885)
                                                           -------------    -------------
Cash flows from investing activities
     Purchase of property and equipment.................              --          (64,473)
     Payments for intangible assets.....................            (360)        (105,607)
     Proceeds from the sale of investments..............              --        3,719,705
                                                           -------------    -------------

Net cash provided by (used in) investing activities.....           (360)        3,549,625
                                                           -------------    -------------
Cash flows from financing activities
     Decrease in notes receivable - related parties.....              --          125,000
     Proceeds from common stock.........................         125,000               --
     Proceeds from the exercise of warrants.............              --           22,890
                                                           -------------    -------------

Net cash provided by financing activities...............         125,000          147,890
                                                           -------------    -------------
Net decrease in cash and cash equivalents...............        (927,508)        (252,370)

Cash and cash equivalents, beginning of period..........       1,282,242        2,608,082
                                                           -------------    -------------

Cash and cash equivalents, end of period................   $     354,734    $   2,355,712
                                                           =============    =============

Supplemental disclosure of cash flow information
     Income taxes paid...................................  $          --    $         800
                                                           =============    =============

The accompanying notes are an integral part of these financial statements.

                      TELEGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) for the Six Months Ended June 30,
                                   (Unaudited)


Supplemental schedule of non-cash investing and financing activities

During the six months ended June 30, 2002, the Company issued 200,000 shares (unaudited) of common stock to a consulting firm for services valued at $186,000 (unaudited).

During the six months ended June 30, 2001, the Company issued 491,556 shares (unaudited) of common stock for the conversion of a bankruptcy liability of 860,221 (unaudited).

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

         At June 30, 2002, the bankruptcy liability was comprised of accounts payable to unsecured creditors.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Telegen and all of its subsidiaries, TDC, TDL, TCC, and Telisar. All significant inter-company transactions and balances have been eliminated in consolidation.

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes  required by generally  accepted  accounting  principles  for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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


NOTE 4 - NOTES RECEIVABLE - RELATED PARTY

         On July 13, 2000, the Company loaned $250,000 to a company owned by its former President, who also serves as a Board member. The loan was due on or before January 31, 2001, earned interest at the rate of 8% per annum, and was secured by 50,000 shares of the Company's common stock. In January 2001, $50,000 was collected. On March 5, 2001, the Company agreed to extend repayment of the loan until February 1, 2002, and an additional 12,500 shares were pledged to secure the loan. On June 1, 2001, the Company received a promissory note for the remaining balance of $200,000. The note was due on or before January 30, 2002. As of June 30, 2002, the outstanding balance, including accrued interest, was $233,096, which was fully reserved.


NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2002 consisted of the following:

            Automobile                                        $          9,100
            Machinery and equipment                                  1,200,571
            Furniture and fixtures                                      89,359
            Leasehold improvements                                     148,436
                                                              ----------------
                                                                     1,447,466
            Less accumulated depreciation and amortization           1,259,007
                                                              ----------------
                Total                                         $        188,459
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


NOTE 7 - SHAREHOLDERS' EQUITY

         During the six months ended June 30, 2002, the Company issued 250,000 units to an individual investor in exchange for cash proceeds of $125,000. This sale was conducted pursuant to Regulation D promulgated under the Securities and Exchange Commission Act of 1933. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at a price of $1 and is exercisable until January 25, 2005.

         On May 21, 2002, the Company issued 200,000 shares of common stock to a consulting firm for services valued at $186,000. The services will be provided for a period of twelve months ending May 21, 2003. Upon execution of this agreement, 100,000 shares were issued and the remaining 100,000 shares are being held in escrow as payment for the last six months' service.


NOTE 8 - SUBSEQUENT EVENTS

         On July 22, 2002, the Company entered into a promissory note for $89,933. The note bears interest at 4.5% per annum, due quarterly, and matures three years from the date of the note, with an option to extend the maturity an additional two years. The note is secured by 333,333 shares of the Company's common stock owned by the Company's Chief Executive Officer. This transaction is pending approval by the Company's Board of Directors.

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

Telegen, through its subsidiary and predecessor corporation, Telegen Communications Corporation ("TCC"), was organized and commenced operations in May 1990. From inception until 1993, Telegen was principally engaged in the development and testing of its telecommunications products. Telegen's first product sales and revenues were realized in 1991. Revenues from 1991 through 1995 were derived primarily from sales of Telegen's telecommunications products. In 1996, revenues were derived primarily from the operations of Morning Star Multimedia, Inc. ("MSM"), a subsidiary of the Company. In 1997, revenues were derived from the operations of MSM and TCC, a subsidiary of the Company. In 1998, revenues were derived from the operations of TCC. In 2000 and 2001, Telegen had no operating revenues. During the second quarter of 2002, Telegen had no operating revenues.

Telegen, through its wholly owned active subsidiary, Telegen Display Corporation ("TDC"), a California corporation, is engaged in the development of flat panel display technology. Through Telegen's majority owned active subsidiary, Telisar Corporation ("Telisar"), a California corporation, the Company is also engaged in the development of a proprietary high-speed network for the delivery of digital content. The results for TDC and Telisar for the second quarter of 2002 are consolidated in the results for Telegen presented in this report.

Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of June 30, 2002, had an accumulated deficit of $43,011,112. As of June 30, 2002, Telegen had a working capital deficit of $698,271. Telegen expects to continue to incur substantial operating losses through 2002. In order to become profitable, Telegen must successfully complete its reorganization, refinance its operations, develop commercial products, manage its operating expenses, establish manufacturing capabilities, create a distribution capability and produce and sell its products.

Telegen has made significant expenditures for research and development of its products. In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.

REVENUES. Revenues for the second quarter of 2002 were $0 compared to $0 for the second quarter of 2001.

Revenues for the six months ended June 30, 2002 were $0 as compared to $0 for the first six months of 2001.

COST OF GOODS SOLD. Cost of goods sold and contract services were $0 for the second quarter of 2002 compared to $0 for the second quarter of 2001.

Cost of goods sold and contract services were $0 for the six months ended June 30, 2002 as compared to $0 for the six months ended June 30, 2001

SALES AND MARKETING. Sales and marketing expenses were $10,228 for the second quarter of 2002 compared to $66,878 for the second quarter of 2001. All of the sales and marketing expenses for the second quarter of 2002 and 2001 were attributable to Telegen and consisted primarily of tradeshow expenses for 2002 and salaries and tradeshow expenses for 2001.

Sales and marketing expenses were $10,228 the six months ended June 30, 2002 compared to $66,878 for the six months ended June 30, 2001. All of the sales and marketing expenses for the first six months of 2002 and 2001 were attributable to Telegen and consisted primarily of tradeshow expenses for 2002 and salaries and tradeshow expenses for 2001.

RESEARCH AND DEVELOPMENT. Research and development expenses were $314,857 for the second quarter of 2002 compared to $655,472 for the second quarter of 2001. Of the research and development for the second quarter of 2002, $0 was attributable to Telegen, $166,497 was attributable to Telegen Display, and $148,360 was attributable to Telisar. Of the 2001 research and development expenses, $454,305 was attributable to Telegen and $201,167 was attributable to Telisar. Research and development expenses consisted primarily of salaries and consulting fees related to the Company's HGED flat panel display for Telegen Display in 2002 and Telegen in 2001 and Telisar's development efforts related to its datacasting technology for 2002 and 2001. The decrease in research and development activities and expenses for the second quarter of 2002, as compared with the second quarter of 2001, for both Telegen Display and Telisar resulted from a decrease in both salaries and in consulting fees in response to limited availability of funds.

Research and development expenses were $816,126 for the six months ended June 30, 2002 compared to $1,155,692 for the six months ended June 30, 2001. Of the research and development for the first six months of 2002, $0 was attributable to Telegen, $438,105 was attributable to Telegen Display, and $378,021 was attributable to Telisar. Of the research and development expenses for the first 6 months of 2001, $812,368 was attributable to Telegen and $343,324 was attributable to Telisar. Research and development expenses consisted primarily of salaries and consulting fees related to the Company's HGED flat panel display for Telegen Display in 2002 and Telegen in 2001 and Telisar's development efforts related to its datacasting technology for 2002 and 2001. The decrease in research and development activities and expenses for the first six months of 2002, as compared with the first six months of 2001, for both Telegen Display and Telisar resulted from a decrease in both salaries and in consulting fees in response to limited availability of funds.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses were $382,933 for the second quarter of 2002 compared to $996,167 for the second quarter of 2001. Decreased general and administrative expenses for the second quarter of 2002 resulted primarily from reduced staffing and reduced outside services including accounting and legal. These reductions were a result of restructuring which took place in August of 2001 and a response to limited availability of funds in 2002. Of the general and administrative expenses for the second quarter of 2002, $297,195 was attributable to Telegen, $37,114 was attributable to Telegen Display, and $48,624 was attributable to Telisar. Of the 2001 general and administrative expenses, $970,631 was attributable to Telegen and $25,536 was attributable to Telisar. The primary components of general and administrative expenses for the second quarters of 2001 and 2002 were employee salaries, occupancy costs, and accounting and legal expenses.

General and Administrative expenses were $821,849 for the six months ended June 30, 2002 compared to $2,606,354 for the six months ended June 30, 2001. Decreased general and administrative expenses for the first six months of 2002 resulted from reduced staffing and reduced outside services including accounting and legal. These reductions were a result of restructuring which took place in August of 2001 and a response to limited availability of funds in 2002. Of the general and administrative expenses for the first six months of 2002, $621,676 was attributable to Telegen, $90,765 was attributable to Telegen Display, and $109,408 was attributable to Telisar. Of the general and administrative expenses for the first six months of 2001, $2,552,338 was attributable to Telegen and $54,016 was attributable to Telisar. The primary components of general and administrative expenses for the first six months of 2001 and 2002 were employee salaries, occupancy costs, and accounting and legal expenses.

INTEREST INCOME AND EXPENSE. Net interest income for the second quarter of 2002 was $1,194 as compared with net interest income of $83,952 for the second quarter of 2001. All of the interest income for 2002 was attributable to Telegen and resulted primarily from interest earned on deposits held in financial institutions. Of the interest income and expense for the second quarter of 2001, $97,206 was interest income and $13,254 was interest expense. The interest income for the second quarter of 2001 resulted from interest earned on deposits; $91,242 of interest income was attributable to Telegen and $5,964 was attributable to Telisar. All of the interest expense for the second quarter of 2001 was attributable to Telegen and consisted primarily of interest paid to investors in a prior offering. The decrease in interest income for the second quarter of 2002 resulted from decreased interest earned on deposits held in financial institutions.

Net interest income for the six months ended June 30, 2002 was $2,837 as compared with net interest income of $154,113 for the six months ended June 30, 2001. All of the interest income for 2002 was attributable to Telegen and resulted primarily from interest earned on deposits held in financial institutions. Of the interest income and expense for the first six months of 2001, $167,368 was interest income and $13,255 was interest expense. The interest income for six months ended June 30, 2001 resulted from interest earned on deposits; $152,309 of interest income was attributable to Telegen and $15,059 was attributable to Telisar. All of the interest expense for the six months ended June 30, 2001 was attributable to Telegen and consisted primarily of interest paid to investors in a prior offering. The increase in net interest income for the six months ended June 30, 2001 resulted from increased interest earned on deposits held in financial institutions. The decrease in interest income for 2002 resulted from decreased interest earned on deposits held in financial institutions.

LIQUIDITY AND CAPITAL RESOURCES

Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. As of June 30, 2002, Telegen had raised $42,841,237 in net capital through the sale of Telegen common stock, preferred stock and subsidiary common stock.

On July 22, 2002, the Company entered into a promissory note for $89,933. The note bears interest at 4.5% per annum, due quarterly, and matures three years from the date of the note, with an option to extend the maturity an additional two years. The note is secured by 333,333 shares of the Company's common stock owned by the Company's Chief Executive Officer. This transaction is pending approval by the Company's Board of Directors.

Telegen issued 200,000 shares of common stock during the second quarter of 2002 in lieu of cash as payment for investor relations services valued at $186,000. Telegen did not issue any shares of common stock during the second quarter of 2001 in lieu of cash as payment for certain operating expenses, legal fees and employee services.

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

Telegen does not have a final estimate of costs nor the funds available to build a full-scale production plant for the flat panel display and will not be able to build this plant without securing significant additional capital. Telegen plans to secure these funds either (1) from a large joint venture partner who would then be a co-owner of the plant or (2) through a future public or private offering of stock. Even if such funding can be obtained, which cannot be assured, it is currently estimated that a full scale production plant could not be completed and producing significant numbers of flat panel displays before early 2003. Telegen is also currently contemplating entering into license agreements with large enterprises to manufacture the displays. The manufacturers would also have the attributes of established manufacturing expertise, distribution channels to assure a ready market for the displays and established reputations, enhancing market acceptance. Further, Telegen might obtain front-end license fees and ongoing royalties for income. However, Telegen does not currently expect to have revenues or any significant production of displays under any such manufacturing license agreements before 2003,.

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

Telegen anticipates incurring substantial costs for research and development, sales and marketing activities. Management believes that development of commercial products, an active marketing program and a significant field sales force are essential for Telegen's long-term success. Telegen estimates that its total expenditures for research and development and related equipment and overhead costs for flat panel display development could aggregate over $3,000,000 during 2002 and for research and development and related equipment and overhead costs for Telisar could aggregate over $5,000,000 during 2002. Telegen estimates that its total expenditures for sales and marketing could aggregate over $500,000 during 2002.


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

Telegen, along with its subsidiaries, has a limited operating history in developing and commercializing its products, has generated no revenues since the year ended 1998, and it is difficult to evaluate the Company's business and prospects. The Company has been engaged in lengthy development of its flat panel display technology since 1995, as well as other technologies, and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from May 3, 1990 (inception) through June 30,2002 is $43,011,112. The Company expects to continue to incur operating losses until at least the year 2003 as the Company continues expenditures for product development, continued United States and international patent prosecution and enforcement, marketing and sales, and establishment and expansion of manufacturing and distribution capabilities.

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

Although the Company has received four U. S. patents on its flat panel display technology and one U.S. patent on its telephone call routing technology, these patents only provide protection in the U.S. and there can be no assurance that they will adequately prevent competitors from copying the technology without expensive and time consuming litigation. Also, although the Company has filed more than two dozen additional U.S. patent applications on its flat panel, antenna and Telisar datacasting technology, and intends to file additional patent applications both in the U.S. and in key countries worldwide, there can be no assurance that the Company's efforts to obtain additional patent protection for its various products will be successful or, if additional patent protection is obtained, that any or all of the Company's patents will provide adequate protection. The Company's competitors may develop techniques and processes that do not infringe upon the Company's technology, and that allow them to build products that are competitive with the Company's products. Furthermore, there can be no assurance that the Company's patents will not be successfully challenged in future administrative or judicial proceedings. In addition, continued efforts to maintain and expand patent protection for the Company's various products will require ongoing expenditures of management and technical staff attention, as well as financial resources, and any future inability to dedicate these resources in a timely manner may adversely affect the scope of patent protection.

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

Certain shareholders together own or have the right to vote approximately 37.07% of the voting stock; the voting power of other shareholders may be limited.

Certain shareholders, including executive officers and directors, beneficially own or control, directly or indirectly, outstanding shares of Common Stock, which in the aggregate represent approximately 37.07% of the outstanding shares of Common Stock. As a result, if some of these persons or entities act together, they may have the ability to control all matters submitted to the shareholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of the Company's stock to decline. Some of these persons or entities may have interests different than other shareholders. For example, these shareholders may be more interested in selling the Company to an acquirer than other investors or may want to pursue strategies that are different from that of other investors.

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

Rates Technology Inc. Suit. On August 10, 2001, Rates Technology Inc. ("Rates") filed an action (the "Rates Complaint") in the U.S. District Court for the Eastern District of New York against the Company and its inactive subsidiary, Telegen Communications Corporation ("TCC"), alleging patent infringement in the manufacture and sale of TCC's ACS-2000 and subsequent telephone dialers, discontinued since 1998. Rates seeks injunctive relief, monetary damages in the amount of $4,500,000.00 and attorney's fees. The Company believes that its patented dialers do not infringe any of Rates' patents. In addition, the Confirmation Order entered by the Bankruptcy Court on June 30, 2000 bars all claims for activities occurring prior to entry of that Order and no manufacture, sale or offer for sale of these dialers has occurred since entry of the Order. Therefore the Company believes that the Rates Complaint does not have substantive merit.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 15, 2002 the Company granted a qualified stock option to an officer under an employment agreement for the purchase of up to 2,000 shares of the Company's common stock. The option has a per share exercise price of $1.01, expires on April 14, 2005 and vested upon issuance. Exemption from registration is claimed under Section 4(2) of the Act.

On April 15, 2002 the Company granted a qualified stock option to an officer under its Inventors Patent Incentive Program for the purchase of up to 8,620 shares of the Company's common stock. The option has a per share exercise price of $1.16, expires on April 14 6, 2005 and vests upon the issuance of the employee's patent. Exemption from registration is claimed under Section 4(2) of the Act.

On April 24, 2002 the Company granted a qualified stock option to an officer under an employment agreement for the purchase of up to 1,000 shares of the Company's common stock. The option has a per share exercise price of $0.89, expires on April 23, 2005 and vested upon issuance. Exemption from registration is claimed under Section 4(2) of the Act.

On April 24, 2002 the Company granted a qualified stock option to an officer under its Inventors Patent Incentive Program for the purchase of up to 4,902 shares of the Company's common stock. The option has a per share exercise price of $1.02, expires on April 23, 2005 and vests upon the issuance of the employee's patent. Exemption from registration is claimed under Section 4(2) of the Act.

On May 29, 2002 the Company issued 200,000 shares of common stock in lieu of cash as payment for investor relations services valued at $186,000. Exemption from registration is claimed under Section 4(2) of the Act.

On May 31, 2002 the Company granted a qualified stock option to an officer under an employment agreement for the purchase of up to 4,000 shares of the Company's common stock. The option has a per share exercise price of $0.75, expires on May 30, 2005 and vested upon issuance. Exemption from registration is claimed under Section 4(2) of the Act.

On May 31, 2002 the Company granted a qualified stock option to an officer under its Inventors Patent Incentive Program for the purchase of up to 23,529 shares of the Company's common stock. The option has a per share exercise price of $0.85, expires on May 30, 2005 and vests upon the issuance of the employee's patent. Exemption from registration is claimed under Section 4(2) of the Act.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during the quarter ended June 30, 2002.

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

     3.5***     Certificate of Amendment of Bylaws effective August 6, 1997

     3.6****    Amended and Restated Articles of Incorporation dated June 30, 2000

     10.44+     Regulation  S  Securities  Purchase  Agreement  by and between the  Company  and certain  foreign investors  executed in April 2000

     10.58++    Term Sheet for Private Placement by and between the Company and Peter Lamm dated January 18, 2002

     99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002

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

                                            TELEGEN CORPORATION
                                            (Registrant)

Dated: August 14, 2002                  By: /s/  JESSICA L STEVENS
                                           ------------------------------
                                            Jessica L. Stevens
                                            Chief Executive Officer