Form 10QSB
period 2002-09-30
TELEGEN CORP /CO/
filed 2003-01-23
CIK 906448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number: 0-21864

Telegen Corporation

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	84-0672714 (I.R.S. Employer Identification No.)

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

YES | X |  NO | _ |

The number of issued and outstanding shares of the Registrant's Common Stock as of September 30, 2002, was 18,381,791.

Telegen Corporation

Quarterly Report on Form 10-QSB

Table of Contents

PART I -

FINANCIAL INFORMATION

ITEM 1.

Financial Statements.

3

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

10

ITEM 3.

Controls and Procedures

21

PART II -

OTHER INFORMATION

ITEM 1.

Legal Proceedings

21

ITEM 5.

Other Information

22

ITEM 6.

Exhibits and Reports on Form 8-K

23

SIGNATURES

24

CERTIFICATION

25

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TELEGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of September 30, 2002

(unaudited)

        (unaudited)

 September 30,

2002

-------------------

ASSETS

Current assets

Cash…………………….....…………………………………………………..

$

285,180

Notes receivable - related party, net of allowance of $237,096.……………...

--

Other receivable….……………………………………………………………

4,013

Prepaid expenses…………...………………………………………………….

           130,150

Total current assets……………………………………………………...

419,343

Property and equipment, net……………………………………………………...

198,817

Intangible assets.………………………………………………………………….

310,997

Deposits….……………………………………………………………………….

             13,362

Total assets……………………………………………………………...

$

         942,519

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

Bankruptcy liability…………………………………………………………

$

153,019

Accounts payable….………………………………………………………...

896,911

Accrued expenses……….…………………………………………………...

           250,564

Total current liabilities………………………………………………….

1,300,494

Notes payable…………………………………………………………………….

           143,150

Total liabilities……………………………………………………………………

         1,443,644

Contingencies

Shareholders' deficit

Preferred stock, $1 par value

10,000,000 shares authorized

no shares issued and outstanding……………………………………….

- -

Common stock, no par value

100,000,000 shares authorized

18,381,791 shares issued and outstanding……………………...………

42,841,237

Common stock committed…………………………………………...……...

33,086

Accumulated deficit…………………………………………………………

   (43,375,448)

Total shareholders' deficit…………………………………………

        (501,125)

Total liabilities and shareholders' deficit……………………..

$

       942,519

The accompanying notes are an integral part of these financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30,

  For the Three Months Ended

   For the Nine Months Ended

               September 30,

               September 30,

         2002

         2001

        2002

         2001

    (unaudited)

    (unaudited)

   (unaudited)

    (unaudited)

Operating expenses

Selling and marketing……………………

$

-

$

30,292

$

10,228

$

97,170

Research and development………………

20,906

511,653

837,032

1,667,345

General and administrative……………...

           342,844

           984,933

        1,164,693

        3,591,287

Total operating expenses……………...

           363,750

        1,526,878

        2,011,953

        5,355,802

Loss from operations………………………

          (363,750)

       (1,526,878)

       (2,011,953)

       (5,355,802)

Other income (expense)

Interest income………………………….

482

20,111

3,319

187,479

Interest expense…………………………

              (1,068)

                (988)

            (1,068)

            (14,243)

Total other income (expense)…………

                 (586)

             19,123

               2,251

           173,236

Loss before minority interest………………

(364,336)

(1,507,755)

(2,009,702)

(5,182,566)

Minority interest…………………………...

                     -

             14,038

                      -

           134,383

Net loss

……………………………………

$

       (364,336)

$

     (1,493,717)

$

    (2,009,702)

$

     (5,048,183)

Basic and diluted loss per share

attributable to common

shareholders……………………………..

$

             (0.02)

$

              (0.09)

$

              (0.11)

$

              (0.34)

Weighted-average common

shares outstanding……………………….

      18,381,791

15,730,319

18,163,879

14,866,177

The accompanying notes are an integral part of these financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30,

         2002

         2001

    (unaudited)

    (unaudited)

Cash flows from operating activities

Net loss…………………………………………………………………….

$

(2,009,702)

$

(5,048,183)

Adjustments to reconcile net loss to

net cash used in operating activities

Depreciation……………………………………………………..

153,411

146,745

Committed shares canceled……………………………………..

(5,000)

(17,220)

Warrants issued for services rendered………………………….

-

12,000

Minority interest………………………………………………..

-

(134,383)

Loan fees……………………………………………………….

20,742

-

(Increase) decrease in

Note receivable - related party………………...…………..

-

200,000

Prepaid expenses…………………………………………..

77,500

-

Deposits and other assets………………………………….

103,066

(91,849)

Increase (decrease) in

Accounts payable………………………………………….

326,642

(203,101)

Accrued expenses………………………………………….

           141,925

          (139,965)

Net cash used in operating activities………………………………………….

       (1,191,416)

       (5,275,956)

Cash flows from investing activities

Purchase of property and equipment…………………………………….

(52,694)

(79,028)

Purchase of intangible assets…………………………………………….

(360)

(117,133)

Proceeds from the sale of investments…………………………………..

                       -

        3,719,705

Net cash provided by (used in) investing activities………………………….

            (53,054)

        3,523,544

Cash flows from financing activities

Payments received on note receivable - related party…………………..

-

125,000

Proceeds from issuance of notes payable……………………………….

122,408

-

Proceeds from issuance of common stock………………………………

125,000

53,666

Proceeds from common stock subscribed………………………………

-

20,000

Exercise of warrants…………………………………………………….

-

22,890

Offering costs…………………………………………………………...

                       -

           (44,728)

Net cash provided by financing activities……………………………………

           247,408

           176,828

Net decrease in cash…………………………………………………………

(997,062)

(1,575,584)

Cash, beginning of period…………………………………………………...

        1,282,242

        2,608,082

Cash, end of period………………………………………………………….

$

         285,180

$

      1,032,498

Supplemental disclosures of cash flow information

Interest paid……………………………………………………………..

$

             1,068

$

                     -

Income taxes paid……………………………………………………….

$

                    -

$

                800

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

Telegen is organized as a holding company with one wholly owned active subsidiary, Telegen Display Corporation (“TDC”), a California corporation; two wholly owned inactive subsidiaries, Telegen Display Laboratories, Inc. (“TDL”), a California Corporation, and Telegen Communications Corporation ("TCC"), a California corporation; and one majority owned active subsidiary, Telisar.

NOTE 2 - FILING FOR BANKRUPTCY PROTECTION UNDER CHAPTER 11

On October 28, 1998 (the “Filing Date”), the Company filed a voluntary petition (the “Chapter 11 Case”) under Chapter 11 of the United States Bankruptcy Code (Case No. 98-34876-DM-11) in the United States Bankruptcy Court for the District of California  (the “Bankruptcy Court”).  On April 22, 2000, the Company filed its plan of reorganization and related disclosure statements with the Bankruptcy Court.  On May 26, 2000, the Bankruptcy Court approved as adequate the Disclosure Statement, thereby enabling the Company to solicit votes on the plan of reorganization from the Company’s creditors and shareholders.  From the Filing Date until the effective date, the Company operated its business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court.  During such time, all claims against the Company in existence prior to the Filing Date were stayed and have been classified as a bankruptcy liability in the consolidated balance sheet.

On June 28, 2000, the Company’s Second Amended Plan of Reorganization (the “Plan of Reorganization”) was confirmed and became effective on June 30, 2000.  The Plan of Reorganization also affects the company’s subsidiaries, TCC, and TDL.  All options and warrants outstanding were subsequently canceled pursuant to the Plan of Reorganization and have been reflected as such in the financial statements as of the Filing Date.

At September 30, 2002, the bankruptcy liability was comprised of accounts payable to unsecured creditors.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Telegen and all of its subsidiaries, TDC, TDL, TCC, and Telisar.  All significant inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.  The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements.  This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses.  SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded.  SFAS No. 44 has been rescinded as it is no longer necessary.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions.  This statement also makes technical corrections to existing pronouncements.  While those corrections are not substantive in nature, in some instances, they may change accounting practice.  The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.  This statement is not applicable to the Company.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions."  SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets.  This statement is not applicable to the Company.

NOTE 4 - NOTES RECEIVABLE - RELATED PARTY

On July 13, 2000, the Company loaned $250,000 to a company owned by its former President, who also served as a Board member. The loan was due on or before January 31, 2001, earned interest at the rate of 8% per annum, and was secured by 50,000 shares of the Company’s common stock.  In January 2001, $50,000 was collected.  On March 5, 2001, the Company agreed to extend repayment of the loan until February 1, 2002, and an additional 12,500 shares were pledged to secure the loan.  On June 1, 2001, the Company received a promissory note for the remaining balance of $200,000.  The note was due on or before January 30, 2002.  As of September 30, 2002, the outstanding balance, including accrued interest, was $237,096, which was fully reserved.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2002 consisted of the following:

Automobile

$

61,794

Machinery and equipment

1,200,571

Furniture and fixtures

             89,359

1,351,724

Less accumulated depreciation and amortization

        1,152,907

Total

$

         198,817

NOTE 6 - NOTES PAYABLE

Notes payable at September 30, 2002 consisted of the following:

Note payable, secured by 333,333 shares of common stock

owned by the Company's Chief Executive Officer.  The note

payable bears interest at 5.5% per annum; however, the

Company prepaid certain interest, effectively reducing the

interest to 4% per annum.  This prepaid interest is included in the note payable balance as well as in prepaid expenses on

the accompanying consolidated balance sheet.  In addition,

the note payable balance includes a 10% finder's fee and is

due in full in July 2005.  The final note payable amount was calculated based on a loan-to-value ratio of 38% based on

the per share price of the pledged shares.

$

89,933

Note payable, secured by 333,333 shares of common stock

owned by the Company's Chief Executive Officer.  The note

payable bears interest at 5.5% per annum and is due in full

in August 2005.  The other terms of the note payable agreement are currently being negotiated.

              53,217

143,150

Less current portion

                       --

Long-term portion

$

          143,150

NOTE 7 - CONTINGENCIES

On August 10, 2001, Rates Technology, Inc. (“Rates”) filed an action (the “Rates Complaint”) in the U.S. District Court of New York against the Company and its inactive subsidiary, TCC, alleging patent infringement in the manufacture and sale of TCC's ACS-2000 and subsequent telephone dialers, discontinued since 1998.  Rates seeks injunctive relief, monetary damages, and attorney's fees. The Company believes that its patented dialers do not infringe any of Rates' patents.  In addition, the Confirmation Order entered by the Bankruptcy Court on June 30, 2000 bars all claims for activities occurring prior to entry of that Order and no manufacture, sale, or offer for sale of these dialers has occurred since entry of the Order.  Therefore, the Company believes that the Rates Complaint has no merit.

The Company is also subject to various legal actions and claims arising in the ordinary course of business.  Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

NOTE 8 - SHAREHOLDERS’ DEFICIT

During the nine months ended September 30, 2002, the Company issued 250,000 units to an individual investor in exchange for cash proceeds of $125,000.  This sale was conducted pursuant to Regulation D promulgated under the Securities Act of 1933.  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at a price of $1, exercisable until January 25, 2005.

In May 2002, the Company issued 200,000 shares of common stock to a consulting firm for services valued at $186,000.  The services will be provided for a period of 12 months ending May 2003.  Upon execution of this agreement, 100,000 shares of common stock were issued.  The remaining 100,000 shares are being held in escrow as payment for the last six months of service.

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

Telegen, through its subsidiary and predecessor corporation, Telegen Communications Corporation (“TCC”), was organized and commenced operations in May 1990. From inception until 1993, Telegen was principally engaged in the development and testing of its telecommunications products. Telegen's first product sales and revenues were realized in 1991. Revenues from 1991 through 1995 were derived primarily from sales of Telegen's telecommunications products. In 1996, revenues were derived primarily from the operations of Morning Star Multimedia, Inc. (“MSM”), a subsidiary of the Company. In 1997, revenues were derived from the operations of MSM and TCC, a subsidiary of the Company. In 1998, revenues were derived from the operations of TCC. In 2000 and 2001, Telegen had no operating revenues. During the third quarter of 2002, Telegen had no operating revenues.

Telegen, through its wholly owned active subsidiary, Telegen Display Corporation (“TDC”), a California corporation, is engaged in the development of flat panel display technology. Through Telegen’s majority owned active subsidiary, Telisar Corporation (“Telisar”), a California corporation, the Company is also engaged in the development of a proprietary high-speed network for the delivery of digital content. The results for TDC and Telisar for the third quarter of 2002 are consolidated in the results for Telegen presented in this report.

Telegen has incurred significant operating losses in every fiscal year since its inception, and, as of September 30, 2002, had an accumulated deficit of $43,375,448. As of September 30, 2002, Telegen had a working capital deficit of $881,151. Telegen expects to continue to incur substantial operating losses through 2002. In order to become profitable, Telegen must successfully complete its reorganization, refinance its operations, develop commercial products, manage its operating expenses, establish manufacturing capabilities, create a distribution capability and produce and sell its products.

Telegen has made significant expenditures for research and development of its products. In order to become competitive in a changing business environment, Telegen must continue to make significant expenditures in these areas. Therefore, Telegen's operating results will depend in large part on development of a revenue base.

Revenues. Revenues for the third quarter of 2002 were $0 compared to $0 for the third quarter of 2001.

Revenues for the nine months ended September 30, 2002 were $0 as compared to $0 for the first nine months of 2001.

Cost of Goods Sold. Cost of goods sold and contract services were $0 for the third quarter of 2002 compared to $0 for the third quarter of 2001.

Cost of goods sold and contract services were $0 for the nine months ended September 30, 2002 as compared to $0 for the nine months ended September 30, 2001

Sales and Marketing. Sales and marketing expenses were $0 for the third quarter of 2002 compared to $30,292 for the third quarter of 2001. All of the sales and marketing expenses for the third quarter of 2001 were attributable to Telegen and consisted primarily of salaries and tradeshow expenses.

Sales and marketing expenses were $10,228 the nine months ended September 30, 2002 compared to $97,170 for the nine months ended September 30, 2001. All of the sales and marketing expenses for the first nine months of 2002 and 2001 were attributable to Telegen and consisted primarily of tradeshow expenses for 2002 and salaries and tradeshow expenses for 2001.

Research and Development.  Research and development expenses were $20,906 for the third quarter of 2002 compared to $511,653 for the third quarter of 2001. Of the research and development for the third quarter of 2002, $0 was attributable to Telegen, $7,823 was attributable to Telegen Display, and $13,083 was attributable to Telisar. Of the 2001 research and development expenses, $315,224 was attributable to Telegen and $196,429 was attributable to Telisar.  Research and development expenses consisted primarily of salaries and consulting fees related to the Company's HGED flat panel display for Telegen Display in 2002 and Telegen in 2001 and Telisar's development efforts related to its datacasting technology for 2002 and 2001. The decrease in research and development activities and expenses for the third quarter of 2002, as compared with the third quarter of 2001, for both Telegen Display and Telisar resulted from a decrease in both salaries and in consulting fees in response to limited availability of funds.

Research and development expenses were $837,032 for the nine months ended September 30, 2002 compared to $1,667,345 for the nine months ended September 30, 2001. Of the research and development for the first nine months of 2002, $0 was attributable to Telegen, $445,928 was attributable to Telegen Display, and $391,104 was attributable to Telisar. Of the research and development expenses for the first nine months of 2001, $1,127,592 was attributable to Telegen and $539,753 was attributable to Telisar. Research and development expenses consisted primarily of salaries and consulting fees related to the Company's HGED flat panel display for Telegen Display in 2002 and Telegen in 2001 and Telisar's development efforts related to its datacasting technology for 2002 and 2001. The decrease in research and development activities and expenses for the first nine months of 2002, as compared with the first nine months of 2001, for both Telegen Display and Telisar resulted from a decrease in both salaries and in consulting fees in response to limited availability of funds.

General and Administrative.  General and Administrative expenses were $342,844 for the third quarter of 2002 compared to $984,933 for the third quarter of 2001. Decreased general and administrative expenses for the third quarter of 2002 resulted primarily from reduced staffing and reduced outside services including accounting and legal. These reductions were a result of restructuring which took place in August of 2001 and a response to limited availability of funds in 2002. Of the general and administrative expenses for the third quarter of 2002, $289,970 was attributable to Telegen, $29,620 was attributable to Telegen Display, and $23,254 was attributable to Telisar. Of the 2001 general and administrative expenses, $884,512 was attributable to Telegen and $100,421 was attributable to Telisar. The primary components of general and administrative expenses for the third quarters of 2001 and 2002 were employee salaries, occupancy costs, and accounting and legal expenses.

General and Administrative expenses were $1,164,693 for the nine months ended September 30, 2002 compared to $3,591,287 for the nine months ended September 30, 2001. Decreased general and administrative expenses for the first nine months of 2002 resulted from reduced staffing and reduced outside services including accounting and legal. These reductions were a result of restructuring which took place in August of 2001 and a response to limited availability of funds in 2002. Of the general and administrative expenses for the first nine months of 2002, $911,646 was attributable to Telegen, $120,385 was attributable to Telegen Display, and $132,662 was attributable to Telisar. Of the general and administrative expenses for the first nine months of 2001, $3,436,850 was attributable to Telegen and $154,437 was attributable to Telisar. The primary components of general and administrative expenses for the first nine months of 2001 and 2002 were employee salaries, occupancy costs, and accounting and legal expenses.

Interest Income and Expense.  Net interest expense for the third quarter of 2002 was $586 as compared with net interest income of $19,123 for the third quarter of 2001. Of the interest income and expense for the third quarter of 2002, $482 was interest income and $1,068 was interest expense. All of the interest income and expense for 2002 was attributable to Telegen and resulted primarily from interest earned on deposits held in financial institutions and interest on notes payable. Of the interest income and expense for the third quarter of 2001, $20,111 was interest income and $988 was interest expense. The interest income for the third quarter of 2001 resulted from interest earned on deposits; $16,866 of interest income was attributable to Telegen and $3,245 was attributable to Telisar. All of the interest expense for the third quarter of 2001 was attributable to Telegen and consisted primarily of interest paid to investors in a prior offering. The decrease in interest income for the third quarter of 2002 resulted from decreased interest earned on deposits held in financial institutions.

Net interest income for the nine months ended September 30, 2002 was $2,251 as compared with net interest income of $173,236 for the nine months ended September 30, 2001. Of the interest income and expense for the first nine months of 2002, $3,319 was interest income and $1,068 was interest expense. All of the interest income and expense for 2002 was attributable to Telegen and resulted primarily from interest earned on deposits held in financial institutions and interest on notes payable. Of the interest income and expense for the first nine months of 2001, $187,479 was interest income and $14,243 was interest expense. The interest income for nine months ended September 30, 2001 resulted from interest earned on deposits; $169,175 of interest income was attributable to Telegen and $18,304 was attributable to Telisar. All of the interest expense for the nine months ended September 30, 2001 was attributable to Telegen and consisted primarily of interest paid to investors in a prior offering. The increase in net interest income for the nine months ended September 30, 2001 resulted from increased interest earned on deposits held in financial institutions. The decrease in interest income for 2002 resulted from decreased interest earned on deposits held in financial institutions.

Liquidity and Capital Resources

Telegen has funded its operations primarily through private placements of its equity securities with individual and institutional investors. As of September 30, 2002, Telegen had raised $42,841,237 in net capital through the sale of Telegen common stock, preferred stock and subsidiary common stock.

On July 22, 2002, the Company issued a promissory note for $89,933. The note bears interest at 5.5% per annum, due quarterly, with the Company pre-paying certain interest effectively reducing the interest to 4.0% per annum and matures three years from the date of the note, with an option to extend the maturity an additional two years with the agreement of  all the parties. The note is secured by 333,333 shares of the Company's common stock owned by the Company's Chief Executive Officer. This transaction is pending approval by the Company's Board of Directors.

On August 2, 2002, the Company issued a promissory note for $53,216. The note bears interest at 5.5% per annum, due quarterly, and matures three years from the date of the note, with an option to extend the maturity an additional two years with the agreement of all the parties. The other terms of the note are currently being negotiated. The note is secured by 333,333 shares of the Company's common stock owned by the Company's Chief Executive Officer. This transaction is pending approval by the Company's Board of Directors.

Telegen did not issue any shares of common stock during the third quarters of 2002 and 2001 in lieu of cash as payment for certain operating expenses, legal fees and employee services.

Telegen's future capital requirements will depend upon many factors, including the extent and timing of acceptance of Telegen's products in the market, the progress of Telegen's research and development, Telegen's operating results and the status of competitive products. Additionally, Telegen's general working capital needs will depend upon numerous factors, including the progress of Telegen's research and development activities, the cost of increasing Telegen's sales, marketing and manufacturing activities and the amount of revenues generated from operations. Although Telegen believes it will obtain additional funding in 2003, there can be no assurance that Telegen will be able to obtain such funding or that it will not require additional funding, or that any additional financing will be available to Telegen on acceptable terms, if at all, to meet its capital demands for operations. Telegen believes it will also require substantial capital to complete development of a finished prototype of the flat panel display technology, and that additional capital will be needed to establish a high volume production capability. There can be no assurance that any additional financing will be available to Telegen on acceptable terms, if at all. If adequate funds are not available as required, the results of operations from the flat panel technology will be materially adversely affected.

Telegen does not have a final estimate of costs nor the funds available to build a full-scale production plant for the flat panel display and will not be able to build this plant without securing significant additional capital. Telegen plans to secure these funds either (1) from a large joint venture partner who would then be a co-owner of the plant or (2) through a future public or private offering of stock. Even if such funding can be obtained, which cannot be assured, it is currently estimated that a full scale production plant could not be completed and producing significant numbers of flat panel displays before late 2003. Telegen is also currently contemplating entering into license agreements with large enterprises to manufacture the displays. The manufacturers would also have the attributes of established manufacturing expertise, distribution channels to assure a ready market for the displays and established reputations, enhancing market acceptance. Further, Telegen might obtain front-end license fees and ongoing royalties for income. However, Telegen does not currently expect to have any such manufacturing license agreements in place before late 2003, or any significant production of displays thereunder before early 2004. Telegen is currently planning to establish a limited production/prototype line in late 2004, which will have the capacity to manufacture a limited number of marketable displays to produce moderate revenues. The cost of that production line is estimated to be about $10 million.

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

Telegen anticipates incurring substantial costs for research and development, sales and marketing activities. Management believes that development of commercial products, an active marketing program and a significant field sales force are essential for Telegen's long-term success. Telegen estimates that its total expenditures for research and development and related equipment and overhead costs for flat panel display development could aggregate over $1,000,000 during 2002 and for research and development and related equipment and overhead costs for Telisar could aggregate over $500,000 during 2002. Telegen estimates that its total expenditures for sales and marketing could aggregate over $100,000 during 2002.

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

Telegen, along with its subsidiaries, has a limited operating history in developing and commercializing its products, has generated no revenues since the year ended 1998, and it is difficult to evaluate the Company’s business and prospects. The Company has been engaged in lengthy development of its flat panel display technology since 1995, as well as other technologies, and has incurred significant operating losses in every fiscal year since its inception. The cumulative net loss for the period from May 3, 1990 (inception) through September 30,2002 is $43,375,448. The Company expects to continue to incur operating losses until at least the year 2003 as the Company continues expenditures for product development, continued United States and international patent prosecution and enforcement, marketing and sales, and establishment and expansion of manufacturing and distribution capabilities.

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

Going Concern

Singer Lewak Greenbaum & Goldstein LLP, in their independent auditors' report for the year ended December 31, 2001, has expressed “substantial doubt” as to Telegen's ability to continue as a going concern based on significant operating losses that Telegen's has incurred since inception. Telegen's consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 3 to the consolidated financial statements.

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

Many of the Company’s current and future competitors may have advantages over the Company, including:

*

Well-established products that dominate the market;

*

longer operating histories;

*

established customer bases;

*

substantially greater financial resources;

*

well established and significantly greater technical, research and development, manufacturing, sales and marketing resources, capabilities, and experience; and

*

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

Due to the Company’s limited operating history and the significant development and manufacturing objectives that it must achieve to be successful, the Company’s quarterly operating results will be difficult to predict and may vary significantly from quarter to quarter. In addition, the amount and duration of losses will be extended if the Company is unable to develop and manufacture its products in a timely manner. Factors that could inhibit the Company’s product and manufacturing development and future operating results include:

*

failure to solve existing or future technology-related issues in a timely manner;

*

failure to obtain sufficient financing when needed;

*

failure to secure key manufacturing or other strategic partnerships;

*

competitive factors, including the introduction of new products, product enhancements and the introduction of new or improved technologies by the Company’s competitors, the entry of new competitors into the flat panel display or datacasting markets and pricing pressures;

*

failure to introduce and market products that meet the Company’s customers’ design requirements and design cycles; and

*

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

To bring the Company’s flat panel display products to market, it will need to commit significant resources to the development of its products and manufacturing processes. To date, the Company has produced prototypes of its displays, which have provided it with only limited product life and reliability data. The Company has identified several technology issues that must be resolved before it can demonstrate a commercially viable product, including:

*

lack of uniformity of display brightness;

*

variability of brightness near internal support structures; and

*

satisfactory product useful life.

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

Listing of the Company’s Common Stock on the Pink Sheets

The Company's common stock currently trades on the "Pink Sheets". The Pink Sheets is not an automated quotation system and is characterized by low volume of trading. There is no assurance that the Pink Sheets can or will provide sufficient liquidity for the purchase and sale of the Company's common stock. The Company's common stock was trading on the Over-the-Counter Electronic Bulletin Board (the "EBB") until January 16, 2002, when it was delisted from the EBB and listed on the Pink Sheets. The Company intends to return to the EBB or The Nasdaq Stock MarketSM (“SmallCap”) as soon as it meets the listing and maintenance requirements. There can be no assurance that the Company will be successful in relisting its stock on the EBB or the SmallCap, in the near future, if at all, or that, if such efforts are successful, a broad trading market will develop in the Company's stock.

The Company's Common Stock may be subject to the Penny Stock Rules.

Since the Company’s Common Stock is not listed on any national securities exchanges or the Nasdaq Stock Market and the price at which the Company expects the Common Stock to be quoted for the foreseeable future may be below $5.00, it is possible that resales of the Company’s Common Stock will be subject to the requirements of the penny stock rules. The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national securities exchanges or quoted on The Nasdaq Stock Market). The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the Commission, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is suitable investment for the purchaser and to receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the market. As the Company’s Common Stock will likely be subject to the penny stock rules, investors may find it more difficult to sell the Company’s Common Stock.

ITEM 3. CONTROLS AND PROCEDURES

With the participation of management, Telegen’s chief executive and financial officer evaluated its disclosure controls and procedures on September 30, 2002. Based on this evaluation, the chief executive and financial officer concluded that the disclosure controls and procedures are effective in connection with Telegen’s filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002. Subsequent to September 30, 2002 through the date of this filing of Form10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in Telegen’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Bankruptcy. On October 28, 1998, the Company commenced a reorganization case (“Chapter 11 Case”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division (“Bankruptcy Court”), designated as In re Telegen Corporation, case number 98-34876-DM-11. During the first half of 2000, the Company managed its affairs as a “debtor-in-possession”, subject to supervision of the Bankruptcy Court, including the requirements that the Company file certain reports and seek court approval for certain actions, primarily any actions outside the ordinary course of business. The Company filed a Plan of Reorganization on April 21, 2000, and the Bankruptcy Court confirmed the Plan of Reorganization on June 28, 2000.

Rates Technology Inc. Suit. On August 10, 2001, Rates Technology Inc. (“Rates”) filed an action (the “Rates Action”) in the U.S. District Court for the Eastern District of New York against the Company and its inactive subsidiary, Telegen Communications Corporation (“TCC”), alleging patent infringement in the manufacture and sale of TCC's ACS-2000 and subsequent telephone dialers, discontinued since 1998. Rates seeks injunctive relief, monetary damages and attorney's fees. The Company believes that the Rates Action has no merit and the Company’s patented dialers do not infringe any of Rates' patents. In addition, the Confirmation Order entered by the Bankruptcy Court on June 30, 2000 bars all claims for activities occurring prior to entry of that Order and no manufacture, sale or offer for sale of these dialers has occurred since entry of the Order.

Other Legal Proceedings or Claims. From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse affect on the Company's financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

In July 2002, the Company began consolidation of its four (4) offices into one (1) facility, which was subsequently completed in December 2002. The Company had previously rented a total of approximately 8,160 square feet in separate facilities for administration, R&D, and Flat Panel research and prototyping for a monthly cost of approximately $16,000 including Telegen’s share of the respective building’s operating expenses. In September 2002, the Company signed a one (1) year lease for approximately 5,000 square feet of R&D and office for a net cost of approximately $6,000 a month including the Company’s respective share of the building’s operating expenses. This consolidation represents approximately a 65% reduction in lease expenses over the earlier leases and reflects a general reduction in rents in Silicon Valley in response to current economic conditions. The Company believes that the current facilities will be adequate for the next full year of operations and expects to lease larger facilities as needed in the future but there can be no assurance that additional space can be located on favorable terms or that the Company will not incur significant expenses to relocate to new facilities.

Throughout 2002, the Company experienced a reduction in staffing due to normal attrition and reduced operations throughout the Company in response to current economic conditions. As of December 31, 2002, the Company employs six (6) persons on a full or part time basis. Telegen believes that its employee relations are good. Due to the current economic conditions, the Company is not current in salary to some of its senior officers, who are accruing their salary and expenses. In August, the Company ceased operations in its Flat Panel R&D and prototype facility to accommodate the move to the new facility and laid off all employees involved in these operations. The Company is currently setting up new Flat Panel R&D facilities and, should adequate capital be available when the facility is completed, the Company plans to rehire its Flat Panel employees. However, there can be no assurance that the Company will be successful in raising the additional capital needed to restart Flat Panel operations or that these former employees will be available for rehire at a future date or that the Company can attract the highly qualified technical, managerial and sales and marketing personnel that will be necessary. The inability to hire, assimilate or retain qualified personnel in the future could have a material adverse effect upon the Company’s results of operations (See “Item 6. Management's Discussion and Analysis - Risk Factors - Telegen is dependant on key personnel”).

On January 16, 2002, the Company’s common stock was delisted from the Over-the-Counter Electronic Bulletin Board (the "EBB") and listed on the Pink Sheets. The Company intends to return to the EBB or The Nasdaq Stock MarketSM (“SmallCap”) as soon as it meets the listing and maintenance requirements. There can be no assurance that the Company will be successful in relisting its stock on the EBB or the SmallCap, in the near future, if at all, or that, if such efforts are successful, a broad trading market will develop in the Company's stock.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

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

10.44+

Regulation S Securities Purchase Agreement by and between the Company and certain foreign investors executed in April 2000

10.58++

Term Sheet for Private Placement by and between the Company and Peter Lamm dated January 18, 2002

99.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------

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

+

Incorporated by reference herein to the Form 10-KSB filed by the Registrant on December 8, 2000

++

Incorporated by reference herein to the Form 10-KSB filed by the Registrant on April 1, 2002

(b)   Reports on Form 8-K

To date from July 1, 2002, the Company has not filed any Current Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEGEN CORPORATION

(Registrant)

Dated: January 22, 2003

By:   /s/  JESSICA L STEVENS

Jessica L. Stevens

Chief Executive Officer and

Chief Financial Officer

CERTIFICATION

I, Jessica L. Stevens, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Telegen Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am solely responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 22, 2003

By: /s/   JESSICA L STEVENS

Jessica L. Stevens

Chief Executive Officer and

Chief Financial Officer