Form 10KSB
period 2005-12-31
TELEGEN CORP /CO/
filed 2006-12-06
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO________________

Commission file number 000-21864

TELEGEN CORPORATION
(Exact name of small business issuer as specified in its charter)

California	84-0672714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1840 GATEWAY DRIVE, SUITE 200, SAN MATEO, CALIFORNIA 94404
(Address of principal executive offices)

(650) 292-9658
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK NO PAR VALUE.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange.     ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

For the fiscal year ended December 31, 2005, the issuer’s revenues were $0. As of November 30, 2006, the aggregate market value of issuer’s voting stock held by non-affiliates was $7,686,082 based on the average of the bid and ask prices of such stock on that date of $0.25, as reported on the Pink Sheets.

On November 30, 2006 there were 44,430,683 shares of Registrant’s common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-KSB to “we,” “us,” “our,” and the “Company” are to Telegen Corporation and our four subsidiaries, Telegen Display Corporation, Telegen Communications Corporation, Telegen Display Laboratories, Inc. and Telisar Corporation.

FORWARD LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements. All statements other than statements of historical fact, including statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

The forward-looking statements contained herein involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by management to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: our losses from period to period; our current dependence on a limited number of key suppliers and investors; our ability to successfully market and sell our products in view of changing trends, acceptance of products and other factors affecting market conditions; technological advances by our competitors; capital needs to fund operations and development programs; delays in the manufacture of new and existing products by us or third party contractors; the loss of any key employee; the outcome of any litigation; changes in governmental regulations; and availability of capital on terms satisfactory to us. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of some of the factors that may affect our business, results and prospects, see “ITEM 1.– OUR BUSINESS” and “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART I

ITEM 1. OUR BUSINESS

Overview

Telegen Corporation is a research and development company focused on development of our proprietary light-emitting technology. We believe that if we are successful in developing our technology, it could have varied commercial applications. The commercial viability of our light emitting technology is solely dependent on research and development results achieved and specific market determined by the same. We currently have no revenues and no commercial products, and we have no established timeline to do so.

We are a California corporation, originally incorporated on August 30, 1996. Our shares of common stock are presently quoted on the Pink Sheets under the symbol TEGN. We have four inactive subsidiaries. The inactive subsidiaries are Telegen Display Corporation (“TDC”), a California corporation and our wholly-owned subsidiary, Telegen Communications Corporation (“TCC”), a California corporation and our wholly-owned subsidiary, Telegen Display Laboratories, Inc., (“TDL”) a California corporation and our wholly-owned subsidiary, and Telisar Corporation, a California corporation and our majority-owned subsidiary. Our corporate offices are located at 1830 Gateway Drive (Suite 200) San Mateo, CA 94404 and our telephone number is 650-292-9658. See “- Our History” below for further discussion of our prior history.

Singer, Lewak, Greenbaum & Goldstein LLP, our independent registered public accounting firm, has raised substantial doubt about our ability to continue as a going concern. See Note 3 to our Consolidated Financial Statements included in this Annual Report.

Our Proprietary Technology and Our Research and Development Efforts

Previously, we were a high technology company with products in development in the flat panel display industry and embedding of digital data in an RF signal through our majority-owned subsidiary, Telisar Corporation. In 2004, we hired a technology consultant, Signum Technologies and its affiliated company, Vanguard Technologies, to perform a review of the viability of completing our technology and to identify any viable markets. Ultimately, we determined that this Telisar technology was potentially viable, but it was beyond our existing resources for the development effort required to achieve technological feasibility. Research also showed the market size for digital imbedding of data on an RF signal to be limited and shrinking with the technology most likely becoming obsolete in the near term. Accordingly, we decided to cease funding of this technology; however, we allocated funds to complete the process for U.S. Patent 7,071,994 B2, which was issued on July 4, 2006. All other patent development efforts were abandoned due to lack of funds and market viability. We also engaged our former Vice President of Engineering, Stalimir Popovich, to review the viability of the flat panel display technology. After meeting with former technology research consultants and reviewing the state of the global flat panel market, management decided that although the technology was potentially viable, it was beyond our existing resources for the development effort required to achieve technological feasibility and market penetration would be difficult given current market conditions.

While researching the flat panel market, we determined that market potential might exist in the lighting industry utilizing some of our prior proprietary technology and recent technology developments from our research and development activities. We believe that the continuation of development efforts on this new technology is the best use of our current resources and we have focused our efforts and resources on developing proprietary lighting technology. Beginning in 2004 through current, we engaged several research consultants under work for hire contracts to assist in our development efforts of our new lighting technology.

We are currently performing methods research and manufacturing proof of concept prototypes. We are also developing the necessary documentation, and we intend to apply for patent protection on our proprietary technology. There can be no assurances that any such patents will be obtained. Although we believe that our light emitting technology is technologically feasible, there can be no assurances that feasibility will be achieved or if achieved that a market for the technology will be sufficient to enable us to achieve profitable operations.

We believe that the primary market for our light emitting technology is the general illumination market, where incandescent, halogen, fluorescent and LED light emitters are utilized. Other potential markets are electronic signs, billboards, traffic signals, as well as specialized military and industrial applications.

Our emphasis on lighting technology research will command management’s primary attention for the foreseeable future. It will also comprise the primary use of our limited financial resources. Our near term success will depend on our ability to continue to develop our light emitting technology, achieve proof of concept and protect the technology developed through patents and trade secrets, and obtain funding to finance our operations until we are able to generate meaningful revenue. In addition, our success will depend on our ability to develop products that meet industry standards and that are accepted in the marketplace at a level sufficient for us to achieve profitable operations. If we are unable, for technological, competitive, financial or other reasons, to successfully develop our technology and commercial products in a timely manner or respond to changes in the industry or if products or product enhancements that Telegen develops do not achieve market acceptance, our business and results of operations will be materially adversely affected.

The Lighting Industry Market

The world lighting market for which we are developing our light emitting technology is highly competitive and dominated by several large competitors such as General Electric Company, Phillips Electronics NV, Osram Sylvania, the North American operation of OSRAM GmbH, Germany, Siemens AG, Ushio Inc. and others. These entities possess far more substantial financial, human and other resources than we do.

According to Strategies Unlimited of Mountain View, California, the high brightness light emitting diode (“LED”) lighting market segments is expected to grow from $2.7 billion in 2003 to $6 billion in 2008. About 50 percent of the market consists of cell phones and other mobile devices. About 18 percent is automotive, while outdoor signs account for 23 percent of the market. Illumination, for now, is a scant 5 percent of the market. General illumination, an estimated $12 to $15 billion market segment according to Strategies Unlimited, is the largest and most likely market segment for our light emitting technology. Significant lighting market drivers are size, cost, brightness, color rendering (CRI), mercury free and energy efficiency. We are directing our research efforts with awareness of these market drivers. The specific market segment will be determined by the final development results achieved.

Our Intellectual Property, Patents and Proprietary Rights

We have filed two U.S. patent applications on our proprietary lighting technology, and we expect to file for additional patent protection as appropriate. There can be no assurances that the patents will be granted.

In addition, we currently have one issued U.S. patent on our prior flat panel display technology. In the first quarter of 2005, we suspended all further development efforts relating to this prior technology. We continue to review this patent from time to time for potentially viable markets and commercial applications.

We protect our intellectual property rights by through a combination of trademark, copyright, trade secret laws and other methods of restricting disclosure, and requiring our independent consultants, strategic vendors and suppliers to sign non-disclosure agreements as well as an assignment of inventions agreement when appropriate.

Regulatory Issues

Any commercial products that we attempt to develop based on our proprietary light emitting technology may require certifications from Underwriters Laboratories or other certifying agencies and may be subject to other regulatory approvals. The approvals and certifications required will be determined based upon the market that we enter with our proprietary lighting technology.

Marketing and Sales

Currently we have no sales and marketing efforts as we are primarily a research and development company; however, we have engaged consultants to look into the marketability of our light emitting technology as envisioned. Based on the information obtained and industry interviews performed by consultants, we believe that the technology, if successfully developed, could prove to have a viable market, but can give no assurances that any such market will develop. The ultimate market entry position will be influenced by many factors, including competitive positioning, financing, strategic partnerships, manufacturability and market size.

Our History

Previously, we were a high technology company with products in development in the flat panel display industry and embedding of digital data in an RF signal through our majority-owned subsidiary, Telisar Corporation. We did not achieve profitable operations and on October 28, 1998, we commenced a reorganization case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. From January 1, 2000 through June 28, 2000, we managed our affairs as a “debtor-in-possession”, subject to supervision of the Bankruptcy Court, including the requirements that we file certain reports and seek court approval for certain actions, primarily any actions outside the ordinary course of business. We filed a Plan of Reorganization on April 22, 2000 and the Bankruptcy Court confirmed the Plan of Reorganization on June 28, 2000. We were recapitalized after emerging from bankruptcy, and continued pursuing flat panel development and embedding of digital data in an RF signal through Telisar. We never achieved profitable operations in either venture before exhausting funding. We ceased operational activities and became dormant during fiscal 2002. The final decree closing this bankruptcy case was issued on September 10, 2005.

Board and Management Changes Since 2004

On September 29, 2003, a committee of Stockholders initiated a Solicitation of Consents to Elect Directors to fill vacant seats on our board of directors. On February 28, 2004, we received sufficient consents to elect Ron Davis, Richard Herring, Victor Meiusi, Richard Sellers and Duncan Troy to the board; however, only Richard Herring, Richard Sellers and Duncan Troy accepted the board nominations, with Duncan Troy appointed as Chairman of the Board. Previously elected board members Jessica Stevens and Bonnie Crystal remain as board members; however neither Ms. Stevens nor Ms. Crystal has attended any board meetings subsequent to February 28, 2004.

In May 2004, our board of directors installed a new management team, with Richard Herring as President and Chief Executive Officer and Richard Sellers as Chief Operating Officer.

In June 2005, the board of directors appointed Mark Weber to the board.

Subsequent to the end of fiscal 2005, in October 2006, the board of directors appointed Charles E Hunt to the board, bringing the total number of directors on the board to seven, and appointed Matt DeVries as our new Chief Financial Officer.

Settlements with Creditors

During 2004 and 2005 we contacted certain creditors to settle outstanding liabilities. During 2004, we settled and obtained releases for an aggregate of $249,303 of our historic liabilities with three vendors for aggregate consideration of cash of $71,380 resulting in a gain on debt settlement of $177,923. During 2005, we settled and obtained releases for an aggregate of $535,174 of our historic liabilities with eight vendors for aggregate consideration of cash of $83,468 and the issuance of 380,198 shares of common stock valued at $15,208, resulting in a gain on debt settlement of $436,498.

Private Placements of Common Stock

During 2004 and completing on May 30, 2004, we sold an aggregate of 9,563,898 shares of common stock to a group of five accredited non-U.S. investors under Regulation S at a purchase price of $0.045 per share for gross proceeds of $430,375 to be used for working capital.

During 2005 and completing on October 31, 2005, we sold an aggregate of 6,000,000 shares of common stock to a group of 19 accredited investors under Regulation D at a purchase price of $0.10 per share for gross proceeds of $600,000 to be used for working capital. Mark Weber, one of our directors, participated in the private placement, purchasing 90,000 shares and Richard Sellers, an officer and director, purchased 1,000,000 shares. The purchases by Mr. Weber and Mr. Sellers were made on identical terms to all other investors in the private placement.

Employees

As of December 31, 2005 we had two part-time employees, our Chief Executive Officer and our Chief Operating Officer, working on reorganizing the company, managing technology development and day to day operations. We have not paid any cash salaries to these officers, but in 2005 we granted shares of restricted stock to these officers in consideration for their service on our board of directors. The timing of hiring full time employees is directly related to technology maturity timelines and obtaining adequate funding.

Consultants

All operations and technological development to date have been through independent consultants and strategic vendors on a work for hire contract basis. Consultants will continue to be the human resource for us until such a time that our technology warrants hiring full time employees and sufficient funding is obtained to expand the operations.

ITEM 2. PROPERTIES

We own no real property and have no long-term lease obligations. Our corporate headquarters are leased on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

We have no pending legal proceedings. The following is a summary description of legal proceedings involving us over the past several years, all of which have been resolved as described below:

BANKRUPTCY. On October 28, 1998, we commenced a reorganization case (“Chapter 11 Case”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division (“Bankruptcy Court”); designated as In re Telegen Corporation, case number 98-34876-DM-11. During the first half of 2000, we managed our affairs as a “debtor-in-possession”, subject to supervision of the Bankruptcy Court, including the requirements that we file certain reports and seek court approval for certain actions, primarily any actions outside the ordinary course of business. We filed a Plan of Reorganization on April 21, 2000, and the Bankruptcy Court confirmed the Plan of Reorganization on June 28, 2000. The final decree closing this bankruptcy case was issued on September 10, 2005.

RATES TECHNOLOGY CASE. On August 10, 2001, Rates Technology Inc. (“Rates”) filed an action in the U.S. District Court for the Eastern District of New York against us and our inactive subsidiary, Telegen Communications Corporation, alleging that our U.S. Patent No. 5,590,182 infringed on a patent owned by Rates Technology. Rates sought injunctive relief, monetary damages and attorney’s fees. Subsequent to the end of fiscal 2005, the case was dismissed with prejudice on April 24, 2006.

LATHROP & GAGE JUDGEMENT (Case No. 2002 CV 1344). In 2002, a judgment was entered against us in District Court, Boulder County, Colorado for unpaid legal services to the law firm of Lathrop & Gage. In May 2004, we reached a settlement with the law firm and the judgment was satisfied.

VICTORIA S. KOLAKOWSKI JUDGEMENT (Case No. CA 12 - 50821). In 2003, a judgment was entered against us in Superior Court of the State of California, County of Santa Clara for past due wages from this former employee who served as our chief patent counsel. We settled this judgment in December 2005 by the issuance of 200,000 shares of common stock and the exclusive assignment to her of patent application WO02/49732 subject to a 5% royalty should the patent be issued and revenues be achieved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are presently quoted on the Pink Sheets under the symbol TEGN. Listed below are the high and low sale prices for the shares of our common stock during the years ended December 31, 2005 and 2004. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2004
First Quarter (ended March 31, 2004)	$0.300	$0.035
Second Quarter (ended June 30, 2004)	0.350	0.090
Third Quarter (ended September 30, 2004)	0.150	0.050
Fourth Quarter (ended December 31, 2004)	0.085	0.040

Fiscal 2005
First Quarter (ended March 31, 2004)	0.050	0.030
Second Quarter (ended June 30, 2005)	0.070	0.035
Third Quarter (ended September 30, 2005)	0.270	0.070
Fourth Quarter (ended December 31, 2005)	0.550	0.080

We currently have a 2000 Stock Option Plan, 2000 Director Stock Option Plan, 2000 Employee Stock Purchase Plan and 2000 Officer Stock Purchase Plan, but there are no grants of options or purchase rights currently outstanding under any of these plans. On December 5, 2006 the board of directors terminated the above mentioned plans.

As of December 31, 2005 there were 43,180,683 shares issued and outstanding and approximately 646 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name. No dividends have ever been paid to holders of our common stock, and we do not anticipate paying dividends in the future.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal years ended December 31, 2005 and 2004, which were not registered under the Securities Act.

Fiscal 2005 Issuances

•
On January 27, 2005, we issued an aggregate of 280,750 shares of common stock to four consultants for services rendered. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

•
On January 27, 2005, we issued an aggregate of 349,448 shares of common stock to three creditors in settlement of certain liabilities owing by us. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

•
On February 28, 2005, we issued 10,000 shares of common stock to a consultant for services rendered. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

•
On June 15, 2005, we issued 500,000 shares of common stock to Mark Weber, one of our directors, for service as a Board member. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

•
On August 30, 2005, we issued 216,250 shares of common stock to a consultant for services rendered. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

•
From August 31, 2005 to October 31, 2005, we completed a private placement of an aggregate of 6,000,000 shares of common stock at a purchase price of $0.10 per share for gross proceeds of $600,000 to a group of 19 accredited investors. No commissions were paid in the private placement. The shares were offered and sold pursuant to the exemption from registration under Regulation D of the Securities Act.

•
On September 30, 2005, we issued 1,276,248 shares at the conversion price of $0.10 per share to Richard G. Sellers, one of our directors and officers, upon the conversion of debt of $127,625. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

•
On December 1, 2005, we issued 50,000 shares of common stock to a consultant for services rendered. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

•
On December 31, 2005, we issued 150,000 shares of common stock to a consultant for services rendered. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

Fiscal 2004 Issuances

•
On May 13, 2004, we completed a private placement of an aggregate of 9,563,898 shares of common stock at a purchase price of $0.045 per share for gross proceeds of $430,375 to a group of five accredited non-U.S. investors under Regulation S. No commissions were paid in the private placement. All of the purchasers in the private placement were non-U.S. Persons as defined in Rule 903 of Regulation S. The shares issued in the private placement were offered and sold pursuant to the exemption from registration pursuant to Regulation S under the Securities Act.

•
On May 13, 2004, we issued an aggregate of 3,915,000 shares of common stock to three of our directors as compensation for services: Duncan Troy, the Chairman of the Board received 1,400,000 shares; Richard G. Sellers received 1,400,000 shares; and Richard Herring received 1,115,000 shares.

•
On May 13, 2004, we issued to Private Equity III Limited, a company in which Duncan Troy, our Chairman has a 12.5% ownership stake and for which he serves as a director, 933,334 shares of common stock as reimbursement of expenses paid on our behalf. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

•
On May 13, 2004, 2004, we issued to Richard G. Sellers, one of our officers and directors, 553,964 shares of common stock as reimbursement of expenses paid on our behalf. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

•
On May 13, 2004, we issued an aggregate of 1,000,000 shares to two consultants as compensation for services rendered. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward Looking Statements” and “Risk Factors.”

At December 31, 2005 and 2004, our Independent Registered Public Accounting Firm, Singer, Lewak, Greenbaum & Goldstein, LLP, has raised substantial doubt about our ability to continue as a going concern. See “Note 3” to our Consolidated Financial Statements.

Overview

Telegen Corporation is a research and development company focused on development of our proprietary light-emitting technology. We believe that if we are successful in developing our technology, it could have varied commercial applications. The commercial viability of our light emitting technology is solely dependent on research and development results achieved and specific market determined by the same. We currently have no revenues and no commercial products, and we have no established timeline to do so.

Plan of Operations

We have had no revenues in either fiscal 2004 or 2005, and we have made significant expenditures for research and development. In order to become competitive in a changing business environment, we must continue to make significant expenditures in these areas. Therefore, our operating results will depend in large part on development of a revenue base.

For fiscal 2006, we anticipate that we will continue our research and development efforts for our proprietary lighting technology project and the attendant cost of operations at similar levels as 2005. As of December 31, 2005, we do not have sufficient resources to fund our operations through 2006 without raising additional debt or equity financing. We expect that during the fourth quarter of 2006 we will require additional funds for our research and development activities for the continued research of our proprietary lighting technology. No additional projects are planned, but there can be no assurances that changes to this plan will not occur. We expect that our capital expenditures related to the development of the technology during fiscal 2006 will not exceed $10,000. It is not anticipated that, given the current level of funding that any significant changes will occur with the number of employees. Any employees added will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

Results of Operations for the Fiscal Years ended December 31, 2005 and 2004

Research and Development Expenses

For the twelve months ended December 31, 2005 we were involved in a single project to develop and commercialize our proprietary lighting technology. For the twelve months ended December 31, 2004, there were also projects to review the status of the flat panel display industry and embedding of digital data in an RF signal technology. These efforts were abandoned during the first quarter of fiscal 2005. Research and development expenses increased $102,817 to $247,134 for the year ended December 31, 2005 compared to $144,317 for the year ended December 31, 2004. For the years ended December 31, 2005 and 2004, research and development expenses were comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel. The increase in fiscal 2005 is due to increased technical consulting expenses related to the ramp up of the development of our lighting technology. We do not have an established timeline for the completion of this project, as the results are not certain and as such, cannot estimate the costs that are required to develop a commercially viable product. If we are unable to develop a product that is commercially viable with the resources available to us, we will need to discontinue our current development efforts and either seek alternative projects or possibly curtail or cease our operations.

General and Administrative Expenses

General and administrative expenses are comprised primarily of compensation expenses related to stock issuances, professional and legal fees, consulting expenses, insurance, travel and general corporate related overheads and office expenses. General and administrative expenses decreased by $19,808 from $402,446 for the year ended December 31, 2005 compared to $422,254 for the year ended December 31, 2004. The decrease is due primarily to decreases in professional fees related to lower legal fees incurred in 2005 offset by increases in insurance related expenses. In fiscal 2005, non-cash compensation expense for stock issued to directors and consultants was $171,138 compared to $176,175 for fiscal 2004.

Recovery of Bad Debts and Write off of Advance to Affiliate

The operating expenses for the year ended December 31, 2004 include the recovery of bad debts of $80,000 from a previously written off note receivable from WMS Financial Planners, an affiliated entity of William M. Swayne, II, one of our former directors and officers as well as a non-cash write off of $32,720 related to cash advanced in April 2003 to TNT Innovations, Inc, a company controlled by Jessica Stevens and Bonnie Crystal, two of our directors for which no comparable amount exists for the fiscal year ended December 31, 2005.

Other Income and Expense

Other income and expense for fiscal 2005 is comprised of interest income of $1,989, and a gain on debt settlements of $436,498. Other income and expense for fiscal 2004 is comprised of a gain on debt settlements of $177,923.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents of $408,782 as of December 31, 2005 are not sufficient to support our operations through fiscal 2006 and it will be necessary for us to seek additional financing.

Historically, we have funded our operations primarily through private placements of shares of unregistered common stock with accredited individual and institutional investors and advances from our officers and directors.

During 2005, we settled and obtained releases for an aggregate of $535,174 of our historic liabilities with eight vendors for aggregate consideration of cash of $83,468 and the issuance of 380,198 shares of common stock valued at $15,208, resulting in a gain on debt settlement of $436,498.

Richard Sellers, our Chief Operating Officer and a director, provided funding during fiscal 2005 for operations. During 2005, Mr. Sellers advanced cash in an aggregate amount of $127,625, which he subsequently converted into shares of common stock on September 30, 2005 at a price of $0.10 per share for a total of 1,276,248 shares. On November 16, 2006 Richard Sellers, our Chief Operating Officer and a director advanced $100,000 to us to be used for working capital.

During 2005 and completing on October 31, 2005, we sold an aggregate of 6,000,000 shares of common stock to a group of 19 accredited investors at a purchase price of $0.10 per share for gross proceeds of $600,000 to be used for working capital. There were no offering expenses related to the offering. Mark Weber, one of our directors, participated in the private placement, purchasing 90,000 shares and Richard Sellers, an officer and director, purchased 1,000,000 shares. The purchases by Mr. Weber and Mr. Sellers were made on identical terms to all other investors in the private placement. The private placement was conducted pursuant to Rule 506 of Regulation D under the Securities Act.

We will need to raise working capital to sustain our operations through one or more debt or equity financings. Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. During 2005, Richard Sellers, our Chief Operating Officer and a director, made cash advances to us in an aggregate amount of $127,625 to fund operations, which he subsequently converted into shares of common stock at a price of $0.10 per share for a total of 1,276,248 shares. On November 16, 2006 Richard Sellers, our Chief Operating Officer and a director advanced $100,000 to us to be used for working capital. Our officers or directors may make further cash advances to us to fund operations from time to time; however, no officer or director is obligated to make any such advances. There can be no assurances that further cash advances, when and if made, will be sufficient to sustain our required levels of operations. In addition, if necessary, we may explore strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction. If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed would have a material adverse effect on our financial position, results of operations and our ability to continue in existence. Our auditors added an explanatory paragraph to their opinion on our fiscal 2005 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates on an ongoing basis and base our estimates on historical experience and on actual information and assumptions that we believe to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant estimates used in the preparation of our financial statements.

Stock Based Compensation

We utilize the intrinsic-value method as provided by Accounting Principles Board Opinion (“APB”) No. 25 in accounting for our stock options and restricted stock plans and provide pro forma disclosure of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” There are no options outstanding as of December 31, 2005 and 2004.

Income Taxes

We recognize the amount of income taxes payable or refundable for the current year and recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. A valuation allowance is required when it is less likely than not that we will be able to realize all or a portion of our deferred tax assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004),”Share-Based Payment,” which is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This new standard eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in our financial statements. This new standard is effective for annual periods beginning after June 15, 2005. We have not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have a material impact on our financial statements until such time as share-based compensation is granted.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions,” to eliminate the exception for non-monetary exchanges of similar productive assets. We will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinions No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 is not expected to have a material impact on our financial statements.

In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS Nos. 133 and 140. This statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on our financial statements.

In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that adoption of this standard will not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. We are currently evaluating the impact of this statement on our results of operations or financial position.

In September 2006, the FASB issued “Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect that the adoption of SFAS No. 158 will have a significant impact on our consolidated results of operations or financial position.

RISK FACTORS

In addition to the other information in this Report on Form 10-KSB, the following risk factors should be considered carefully in evaluating our business and an investment in our stock.

We are a research and development company. We have a limited operating history, we have generated no revenues since 1998, and it is difficult to evaluate our business and prospects.

We have been engaged in the development of our new lighting technology since May 2004, and have incurred significant operating losses in every fiscal year since our inception in 1996 as we previously pursued flat panel technologies in a highly competitive marketplace. We expect to continue to incur operating losses as we continue research and development expenditures on our lighting technology, pursue product development, patent protection and enforcement, marketing and sales, and establishment and expansion of manufacturing and distribution capabilities.

We have a number of technology issues to resolve before we will be able to manufacture a commercially viable product.

Although we have completed initial engineering of our lighting technology and products, further development work and field testing will be necessary before the technology can be deployed. If we are unable to solve current and future technology issues, we will not be able to manufacture a commercially viable product. In addition, if we encounter unanticipated difficulty in solving technology issues, our research and development costs could substantially exceed budgeted amounts, and it may take longer to produce a commercially viable product.

Our future operating results may depend upon our ability to manufacture our products at a competitive cost. To do so, we may have to develop manufacturing processes and the manufacturing capability that will allow us to produce high volumes of products at commercially viable yields. Because we have no experience with manufacturing our products, we may not be able to establish manufacturing capacity at a reasonable cost, maintain the quality of our products as production increases, or develop the administrative and operational infrastructure necessary to support expanded operations. If we fail to achieve volume production of its products with competitive yields at acceptable costs, our business, financial condition, and results of operations may be materially and adversely affected.

We must successfully develop, introduce, manufacture market, and sell products and manage our operating expenses.

We have no revenues and we have significant operating losses. To be a viable business, we must successfully develop commercial applications for our technology, introduce, manufacture market, and sell products and manage our operating expenses. There can be no assurance that we will meet and realize any of these objectives, generate revenue or ever achieve profitability. Our failure to meet and realize any of these objectives or achieve profitability may have a material adverse effect on our business, financial condition, and results of operations. Our products are in development and are subject to the risks inherent in the development of technology products, including unforeseen delays, expenses, patent challenges and complications frequently encountered in the development and commercialization of technology products, the dependence on and attempts to apply new and rapidly changing technology, and the competitive environment of the industry. Many of these events are beyond our control, such as unanticipated development requirements, delays in submitting documentation for and being granted patents and manufacturing problems.

We have incurred historical losses and as a result, may not be able to generate profits, support our operations, or establish a return on invested capital.

We incurred losses in fiscal 2005 of $214,293 and have an accumulated deficit of $44,698,363 as of December 31, 2005. In addition, we expect to increase infrastructure and operating expenses to fund our anticipated growth. We cannot predict when or whether we will ever generate a profit or otherwise establish a return on invested capital. There can be no assurances that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We have a limited amount of cash and will require additional capital to continue our operations.

We have a limited amount of available cash and will require additional capital to continue to implement our business plan. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment. Our actual working capital needs will depend upon many factors, including but not limited to, the progress and success of our research and development, the extent and timing of commercial acceptance of our products, our operating results, and the status of competitive products. We will require additional funding in order to achieve our operating objectives. We may seek to obtain additional funds through additional equity or debt financings, as well as through strategic financial partners. If we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, the issuance of debt securities could increase our risk or perceived risk. There can be no assurance that any additional financing will be available to us on acceptable terms, if at all. If adequate funds are not available as required, our results of operations will be materially adversely affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.”

We may fail to continue as a going concern, in which event you may lose your entire investment in our shares.

Our audited financial statements have been prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firm has stated in their report on our 2005 financial statements that our recurring losses from operations and our difficulties in generating cash flow to meet our obligations and sustain our current level of operations raise substantial doubt about our ability to continue as a going concern.

We depend on our intellectual property, and if we are unable to protect our intellectual property, we may be unable to compete and our business may fail.

Our success and ability to develop our technology and create new products and eventually compete depends to a significant degree on our ability to protect our proprietary technology. We rely on a combination of patents, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to preserve our rights pertaining to our technology. Such protection, however, may not preclude competitors from developing products similar to ours. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

We do not have sufficient available resources to defend a lawsuit challenging our intellectual property rights or to prosecute others who may be infringing our rights. We compete in industries where competitors pursue patent prosecution worldwide and patent litigation is customary. At any given time, there may be one or more patent applications filed or patents that are the subject of litigation, which, if granted or upheld, could impair our ability to conduct our business without first obtaining licenses or granting cross-licenses, which may not be available on commercially reasonable terms, if at all. We do not perform worldwide patent searches as a matter of custom and, at any given time, there could be patent applications pending or patents issued that may have a material adverse effect on our business, financial condition, and results of operations.

Other parties may assert intellectual property infringement claims against us, and our products may infringe upon the intellectual property rights of third parties. Intellectual property litigation is expensive and time consuming and could divert management’s attention from our business and could result in the loss of significant rights. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements which may not be available on acceptable terms, if at all. In addition, we could be required to cease selling any of our products that infringe upon the intellectual property rights of others. Successful claims of intellectual property infringement against us may have a material adverse effect on our business, financial condition, and results of operations. Even successful defense and prosecution of patent suits is costly and time consuming.

We rely in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and strategic partners to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of those trade secrets, know-how or other proprietary information. In particular, we may not be able to protect our proprietary information as we conduct discussions with potential strategic partners. If we are unable to protect the proprietary nature of our technologies, it may have a material adverse effect on our business, financial condition, and results of operations.

We rely heavily on a few employees and consultants, the loss of which could have a material adverse effect on its business, operating results and financial condition.

Our future success will depend in significant part upon the continued services of certain our two employees and key consultants, and our ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel when needed. Competition for quality personnel is intense, and there can be no assurance that we can retain our existing key personnel or that we will be able to attract, assimilate and retain such employees in the future when needed. The loss of key personnel or the inability to hire, assimilate or retain qualified personnel in the future could have a material adverse effect upon our business.

We may be materially disadvantaged if we fails to keep pace with technological changes.

The industry in which we hope to compete is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products and technologies obsolete and unmarketable. Our success will depend in part on our ability to successfully develop commercial applications for our technology, anticipate and respond to changes in technology and industry standards, and obtain market acceptance on any products we introduce. We may not be successful in the development of our technology, and we encounter technical or other serious difficulties in our development or commercialization that would materially adversely affect our results of operations.

We face intense competition.

The industry in which we hope to compete is very competitive and we expect this competition to increase continually. There are a number of well-funded U.S. and foreign companies that have established products and are developing new products that compete with the products we are developing. There can be no assurance that we will be able to compete effectively against our competitors, most of whom have substantially greater financial resources and operating experience than us. Many of our current and future competitors may have advantages over us, including:

•	well established products that dominate the market;
•	longer operating histories;

•	established customer bases;
•	substantially greater financial resources;
•	well established and significantly greater technical, research and development, manufacturing, sales and marketing resources, capabilities, and experience; and
•	greater name recognition.

Our current and potential competitors have established, and may continue to establish in the future, cooperative relationships among themselves or with third-parties that would increase their ability to compete with us. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products. If we fail to adapt to market demands and to compete successfully with existing and new competitors, our results of operations could be materially adversely affected.

The market for lighting technology is changing rapidly and there can be no assurance that we will be able to compete, especially in light of our limited resources. There can be no assurance that any products that we develop and technologies can compete successfully on a cost, quality or market acceptance basis with these other products and technologies.

Any commercial products we develop will be subject to extensive regulation, which will be costly.

If our research and development efforts are successful, any commercial products that we develop will be subject to extensive regulation. Compliance with these laws and regulations will be costly and will incur significant management time. Failure to comply with applicable laws and regulations could have a material adverse effect on our business.

Our future operating results are difficult to predict.

Due to our limited operating history and the significant development and manufacturing objectives that it must achieve to be successful, our quarterly operating results will be difficult to predict and may vary significantly from quarter to quarter. In addition, the amount and duration of losses will be extended if we are unable to develop and manufacture our products in a timely manner. Factors that could inhibit our product and manufacturing development and future operating results include:

•	failure to solve existing or future technology-related issues in a timely manner;
•	failure to obtain sufficient financing when needed;
•	failure to secure key manufacturing or other strategic partnerships; and
•
competitive factors, including the introduction of new products, product enhancements and the introduction of new or improved technologies by our competitors, the entry of new competitors into the lighting markets and pricing pressures.

Risks Relating to the Common Stock

We do not intend to pay dividends, so any return on investment must come from appreciation

We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest all future earnings, if any, to fund our growth. Therefore, any investment return in our common stock must come from increases in the fair market value and trading price of our common stock.

Our common stock is thinly traded.

The trading volume of our common stock is thin. Therefore, there may not be a large number of potential purchasers ready to buy shares whenever a shareholder desires to sell. The public stock markets generally, and our shares specifically, are volatile and unpredictable. There can be no assurance that a shareholder will be able to dispose of his or her shares at the time he or she desires to do so or at the desired selling price.

We have the right to issue up to 10,000,000 shares of “blank check” preferred stock, which may adversely affect the voting power of the holders of other of our securities and may deter hostile takeovers or delay changes in management control.

Our Articles of Incorporation allow us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the board of directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. In addition, the issuance of preferred stock could have the effect of making it more difficult for a third party to acquire control of, or of discouraging bids for control of our company. This could limit the price that certain investors might be willing to pay in the future for shares of common stock. We have no current plans to issue any shares of preferred stock.

Our common stock is considered a “penny stock.”

Our common stock is subject to certain rules and regulations relating to “penny stock.” A “penny stock” is generally defined as any equity security that has a price less than $5.00 per share and that is not quoted on the NASDAQ Stock Market or a national securities exchange. Being a penny stock generally means that any broker who wants to trade in our shares (other than with established clients and certain institutional investors) must comply with certain “sales practice requirements,” including delivery to the prospective purchaser of the penny stock a risk disclosure document describing the penny stock market and the risks associated therewith. These penny stock rules make it more difficult for broker-dealers to recommend our common stock, and as a result, our stockholders may have difficulty in selling their shares in the secondary trading market. This lack of liquidity may also make it more difficult for us to raise capital in the future through the sale of equity securities.

We may be subject to sanctions from the SEC or NASD due to our failure to timely file periodic reports with the SEC.

We are currently not in compliance with our reporting obligations under the Securities Exchange Act of 1934. In particular, we have failed to file any required annual, quarterly and other periodic reports since January 2003. We may be subject to sanctions from the SEC or from the NASD as a result of our deficient filings. Any such action may have an adverse effect on us or on the trading of our common stock.

ITEM 7. FINANCIAL STATEMENTS

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting or financial disclosure during the fiscal year ended December 31, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at December 31, 2005. There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2005.

Name	Age	Title
Duncan Troy	47	Chairman of the Board
Richard N. Herring	67	Chief Executive Officer and Director
Richard G. Sellers	45	Chief Operating Officer and Director
Mark Weber	49	Director
Jessica L. Stevens	49	Director
Bonnie A. Crystal	53	Director

Our directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Our officers serve at the discretion of the board of directors. There are no arrangements or understandings among any of our directors or officers. There are no family relations among any of our directors or officers.

As of December 31, 2005, two of the six directors on our board of directors were “independent” within the meaning of the listing standards of The NASDAQ Stock Market.

Subsequent to the end of fiscal 2005, in October 2006 the Board appointed Dr. Charles Hunt as a new independent director to the Board and appointed Matthew DeVries as our new Chief Financial Officer.

The principal occupations and brief summary of the background of each of our directors and executive officers (including Messrs. Hunt and DeVries) during the past five years is as follows:

DUNCAN TROY was elected to our board effective February 28, 2004, and has served as our Chairman of the Board since May 2004. Mr. Troy was a former Telegen Advisory Board member and a current director of the following U.K. based companies, Private Equity III Limited (from September 1996 to date), an investment vehicle; The Vintage Wine Company Limited (from June 1982 to date), a wine broker; Lifescan Limited (from January 2003 to date), which offers a range of screening devices using CT technology for the early detection of disease, SMSLOTTOME LIMITED (from March 2004). Licensed in the UK by the Betting, Gaming and Lotteries Act, SMSLOTTOME LIMITED works globally with National Lotteries, Sports Bodies, Media and Gaming Companies to provide fixed odds and lottery numbers games by cell phone by providing the technology, hardware, software, website, technical support, maintenance and multilingual content management systems. Private Equity VIII Limited (from November 2003) an investment vehicle. During the past four years he has been actively involved with raising capital for development companies and is a citizen and resident of the United Kingdom.

RICHARD N. HERRING was elected to our board effective February 28, 2004, and has served as our Chief Executive Officer since May 2004. Mr. Herring was a former Telegen Advisory Board member and has served as the Executive Director of Engineers Without Borders - USA (“EWB-USA”) from 2002 through 2005.  EWB-USA is a non-profit corporation which attempts to help disadvantaged communities improve their quality of life through implementation of environmentally and economically sustainable engineering projects, while developing internationally responsible engineering students.  From January 2001 to July 2002 he served as the CEO of 4C Corporation, a non-profit entity focused on church development.  From April 1998 to August 1999 Mr. Herring served as the CEO of Spectral Solutions, Inc., a company focused on cellular telephone enhancement products; Spectral Solutions, Inc. was acquired by ISCO INT’L and Mr. Herring served as the COO of ISCO INT’L from August 1999 to December 2000.  From January 1995 to December 1997 Mr. Herring served as the CEO of Earth Watch, Inc., a company focused on remote sensing technology.

RICHARD G. SELLERS was elected to our board effective February 28, 2004, and has served as our Chief Operating Officer and Secretary since May 2004.  Mr. Sellers is an investor and advisor to start-up and turnaround companies combining his engineering, marketing and operations experience to build positive cash flow and shareholder equity.  He worked as a consultant for Telegen to assist with their emergence from bankruptcy from March through October 2000 (His sole compensation was stock options, which have since expired unexercised).  From 1989 to 2000 he was founder and CEO of ARC Group International, Inc., a company specializing in international logistics.  In the 1980’s he worked as a test engineer for Martin Marietta (now Lockheed Martin Corporation) and thereafter was a founding member of Quadtek, Inc., which pioneered innovative high temperature video systems in industrial environments. Mr. Sellers currently is the CEO and founder of a private real estate development company in Seattle, Washington.  Mr. Sellers is an investor, board member or advisory board member for several privately held companies in various market segments.

MARK WEBER was appointed to our board effective June 15, 2005.  Mr. Weber has been a marketing consultant, strategic planner and senior business advisor to financial services companies, technology companies and emerging growth companies since 1989. Mr. Weber has been involved in raising private capital and launching start up, emerging growth technology companies and new banks the past 20 years. He has been the President of Weber Marketing Group since its launch in 1989. WMG is the 12th largest marketing agency in Washington State and a national provider of marketing consulting and branding services to financial services and technology companies across the U.S. Mr. Weber was a founder and board member of Pacifica Bank from 1998 to 2005, helping raise $15 million to launch the bank. Pacifica Bank was a SEC registered business bank sold in 2005 to United Bank California (UCBH). Mr. Weber also served as Chairman of the Compensation Committee at Pacifica from 2002 to 2005. Mr. Weber has served an advisory board member of several technology and emerging growth companies between 1990 and 2001. He has been on the Board of Trustees of the Noemi Fund, a part of Agros International since 2003.

DR. CHARLES HUNT was appointed to our board of directors on October 17, 2006. Dr. Hunt holds a B.S.E.E. and M.S.E.E. from the University of Utah and a Ph.D. from Cornell University. He has been at the University of California at Davis since 1986, where he is presently a Professor with multiple appointments and a visiting Professor of Electronics in the Faculty of Physics of the University of Barcelona. Professor Hunt is a Senior Member of the Institute of Electrical and Electronics Engineers, and is Author or Co-Author of over one hundred and twenty refereed publications, eight books, and holds twelve patents. From 1997-2004 he served as Editor of the journal, Solid-State Electronics.

MATTHEW DEVRIES was appointed by the Board of Directors as our Chief Financial Officer on October 17, 2006. Mr. DeVries has been a financial consultant since 2001, providing small business issuers and privately held corporations financial assistance and has coordinated audits and supervised the preparation and filing of public disclosure documents for corporations in his consulting practice. In 2000 and 2001, Mr. DeVries was a senior financial executive for a publicly traded Active Voice Corporation until its acquisition by Cisco Systems, Inc. Mr. DeVries served two different terms in 2001- 2002 and 2004 to 2006 as Executive Board Member and Treasurer of the Parent Cooperative Education Program, a non-profit corporation based in Edmonds, Washington.

JESSICA L. STEVENS has been a director since October 1996, although she has not attended any meetings of the board since February 28, 2004. Stevens has been an inventor and engineer for over two decades. In May 1990, she co-founded Telegen Communications Corporation, then known as Telegen Corporation and our predecessor corporation, with Bonnie A. Crystal and served as President, Chief Executive Officer and Chair of the Board until October 1996, when she was appointed to the same offices with us following our merger with Solar Energy Research Corporation. In August 1997, she stepped down as Chair of the Board and CEO and was appointed Chief Technology Officer, a position she held until October 31, 1997, when she left our employment but remained a director. In October 1998, she was reappointed President, Chief Executive Officer and Chair of the Board. Until August 2004 she was also the Chair of the Board, President and Chief Executive Officer of our subsidiaries, Telegen Communications Corporation, Telegen Display Corporation and Telisar Corporation. Since February 2004, we have had limited contact with Ms. Stevens and we do not know her current employment or activities.

BONNIE A. CRYSTAL has been a director since October 1996, although she has not attended any meetings of the board since February 28, 2004. Ms. Crystal has been a telecommunications, display and wireless engineer, consultant and inventor for over two decades. In May 1990, she co-founded Telegen Communications Corporation, then known as Telegen Corporation and our predecessor corporation, with Jessica L. Stevens and served as Executive Vice President, Secretary and a director until October 1996, when she was appointed to the same offices with us following our merger with Solar Energy Research Corporation. On October 31, 1997, she left our employment but remained a director. In October 1998, she was reappointed Executive Vice President and Secretary in addition to the position of Chief Technology Officer. From 1989 to 1991, she was Senior Staff Engineer for R&D for Toshiba America MRI, Inc. Since February 2004, we have had limited contact with Ms. Crystal and we do not know her current employment or activities.

Audit Committee Financial Expert

Our entire Board of Directors currently functions as the Audit Committee. We do not have a financial expert due to our lack of operations, but we intend to locate such expert when possible.

Policy on Stockholder Nomination of Directors

Candidates for election to our Board of Directors are nominated by our Board of Directors for nomination to the stockholders.

In identifying candidates to be directors, the Board of Directors seeks persons it believes to be knowledgeable in our business or having industry experience, or some aspect of it which would benefit our company. Our Board believes that the minimum qualifications for serving on our Board of Directors are that each director has an exemplary reputation and record for honesty and integrity in his or her personal dealings and business or professional activity. All directors should possess a basic understanding of financial matters, and have an ability to review and understand our financial statements and other reports and to discuss such matters intelligently and effectively. The Board will take into account whether a candidate qualifies as “independent” under applicable SEC rules and exchange listing requirements. The Board will take into account the financial and accounting expertise of a candidate, including whether an individual qualifies as an “audit committee financial expert.” Each candidate also needs to exhibit qualities of independence in thought and action. Finally, a candidate should be committed to the interests of our stockholders; accordingly, persons who represent a particular special interest, ideology, narrow perspective or point of view would not, therefore, generally be considered good candidates for election to our Board.

Candidates have traditionally been recommended to the Board by our Chief Operating Officer or one of the other directors, and there has not been a formal process for identifying new director nominees. Our Board is open to receiving recommendations from stockholders as to potential candidates it might consider. The Board gives equal consideration to all director nominees, whether recommended by our stockholders, management or current directors.

Since the last election of directors in February 2004, the Board appointed two new directors, Mark Weber upon the recommendation of Richard Sellers and Charles Hunt upon the recommendation of Richard Herring.

A stockholder wishing to submit a director nomination should send a letter to the Board, c/o Corporate Secretary, 1830 Gateway Drive, Suite 200, San Mateo, CA 94404. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Director Nominee Recommendation.” The notice must also be accompanied by a written consent of the proposed nominee to being named as a nominee and to serve as a director if elected. In making recommendations, stockholders should be mindful of the discussion of minimum qualifications set forth above; although satisfaction of such minimum qualification standards does not imply that the Board necessarily will nominate the person so recommended by a shareholder. In addition, for nominees for election to the Board proposed by stockholders to be considered, the following information must be timely submitted with the director nomination:

•	the name, age, business address and, if known, residence address of each nominee;
•	the principal occupation or employment of each nominee;
•	the number of shares of our common stock beneficially owned by each nominee;
•	the name and address of the stockholder making the nomination and any other stockholders known by such stockholder to be supporting such nominee;
•	the number of shares of our common stock beneficially owned by such stockholder making the nomination, and by each other stockholder known by such stockholder to be supporting such nominee;
•	any other information relating to the nominee or nominating shareholder that is required to be disclosed under SEC rules in order to have a stockholders proposal included in our proxy statement; and
•	a representation that the stockholder intends to appear in person or by proxy at the annual meeting to nominate the person named in its notice.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”). Such officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

We do not believe that any of our officers, directors, or 10% stockholders complied with their Section 16(a) filing obligations during the fiscal year ended December 31, 2005. In particular, we are aware of the following deficiencies:

•	Mark Weber failed to file a Form 3 upon his appointment to the Board and failed to file a Form 4 for a share issuance in 2005;
•	Richard Sellers failed to file a Form 4 to report two share issuances in 2005; and
•	We do not have any information regarding any stock transactions by Board members Jessica Stevens and Bonnie Crystal.

Code of Ethics

We have not yet adopted a Code of Ethics applicable to our principal executive officer, principal financial and accounting officer or persons performing similar functions due to our lack of employees and limited operations.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information about the compensation paid to, earned or received during the last three fiscal years ended December 31, 2005, 2004 and 2003 by the executive officers listed below (the “Named Executive Officers”). None of our executive officers received salary and bonus in excess of $100,000 during fiscal 2005.

	Fiscal	Annual Compensation		Long Term Compensation Awards
Name and Position of Principal	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)
Richard N. Herring President and CEO	2005 2004 2003	— — —	— — —	— $50,175 (1) —

Richard Sellers Chief Operating Officer	2005 2004 2003	— — —	— — —	— $63,000 (1) —
____________
(1)	On May 13, 2004, we granted to Richard N. Herring 1,115,000 shares of common stock and Richard Sellers 1,400,000 shares of common stock for service as directors at a deemed value of $0.045 per share.

Options Grants in the 2005 Fiscal Year

During the 2005 fiscal year, we did not grant any stock options to the Named Executive Officers.

Aggregated Option Exercises and Fiscal Year End Option Values

There were no options outstanding to the Named Executive Officers as of December 31, 2005 and no Named Executive Officers exercised any stock options during fiscal 2005.

Termination of Employment, Change-in-Control Arrangements in Employment Contracts

We do not have employment agreements with any of our Named Executive Officers. In addition, we do not have agreements with any of our Named Executive Officers providing for payments, whether from resignation, retirement or other termination of employment, resulting from a change of control.

Compensation of Directors

During fiscal 2005, we issued 500,000 shares of common stock to Mark Weber for his service as a Board member.

During fiscal 2004, we issued an aggregate of 3,915,000 shares of common stock to three of our directors as compensation for services: Duncan Troy, the Chairman of the Board received 1,400,000 shares; Richard G. Sellers received 1,400,000 shares; and Richard Herring received 1,115,000 shares.

No cash compensation is paid to any director in return for their services, however, we reimburse each non-employee member of the Board of Directors and its committees for actual expenses incurred by such member in connection with board meeting attendance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information regarding the beneficial ownership of our common stock as of November 30, 2006, based on information available to us by the following persons or groups:

•	each person who is known by us to own more than 5% of the outstanding common stock;
•	each of our directors;
•	each of the Named Executive Officers; and
•	all of our officers and directors, as a group.

As of November 30, 2006, there were 44,430,683 shares of common stock issued and outstanding. Unless otherwise indicated, each person’s address is c/o Telegen Corporation, 1830 Gateway Drive, Suite 200, San Mateo, CA 94404.

Name and Address	Number of Shares Beneficially Owned (1)	Percent

Michael Moors (2) Eaton Cottage Eaton Congleton UK CW12 2NA	5,258,364	11.8%
Richard Sellers	4,860,212	10.9
Polymer Holdings, Ltd. Broomhill Road Stonehaven, UK AB39 2NH	2,738,889	6.2
Duncan Troy (3)	2,470,350	5.6
Jessica L. Stevens 204 E. 2nd Ave #256 San Mateo, CA 94401	2,447,111	5.5
Eric Broadley Little Farm Causway Road Huntington, Cambridgeshire UK PE17 3AS	2,289,917	5.2
SG Trust (Asia), Ltd. 80 Robinson Road 28th Floor Singapore 068898	2,221,489	5.0
Bonnie Crystal 204 E. 2nd Ave #256 San Mateo, CA 94401	1,845,818	4.2
Richard Herring	1,315,000	3.0
Mark Weber (4)	747,866	1.7
Charles Hunt	500,000	1.1
Matthew DeVries	—	—
All Directors and Executive Officers as a Group (8 persons) (5)	13,686,357	31.9%
____________
(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that the each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him. To our knowledge, there are no voting arrangements among our stockholders.

(2)
Includes 4,325,040 shares owned by Mr. Moors and 933,334 shares held by Private Equity III Ltd., an investment entity of which Duncan Troy is the holder of 12.5% and Michael Moors 18.75% of the issued share capital and both are Directors. Mr. Moors disclaims beneficial ownership of the shares in Private Equity III Ltd. except to the extent of his pecuniary interest.

(3)
Includes 1,400,000 shares owned by Mr. Troy and 933,334 shares held by Private Equity III Ltd., an investment entity of which Duncan Troy is the holder of 12.5% and Michael Moors 18.75% of the issued share capital and both are Directors. Mr. Troy disclaims beneficial ownership of the shares in Private Equity III Ltd. except to the extent of his pecuniary interest.

(4)	Includes 590,000 shares held by Mr. Weber and 157,866 shares held by Weber Marketing Group, Inc., a marketing agency wholly owned by Mr. Weber.
(5)	Consists of Duncan Troy, Richard Herring, Richard Sellers, Mark Weber, Charles Hunt, Matthew DeVries, Jessica Stevens and Bonnie Crystal.

Securities Authorized for Issuance Under Equity Compensations Plans

The following table gives information as of December 31, 2005, the end of our most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options under our 2000 Stock Option Plan and 2000 Director Option Plan, which are our only existing equity compensation plans. See also Note 6 to our Consolidated Financial Statements included in this Annual Report.

	(a)	(b)	(c)	(d)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	No. of Shares Available for Future Issuance (1)	Total of Shares Reflected in Columns (a) & (c)
Equity Compensation Plans Approved by Stockholders (2)	—	$—	—	—
Equity Compensation Plans Not Approved by Stockholders	—	$—	3,800,000	3,800,000
TOTAL	—	$—	3,800,000	3,800,000

(1)	Excludes from this calculation the number of shares reflected in Column (a).
(2)	Consists of the 2000 Stock Option Plan and the 2000 Director Option Plan.

On December 5, 2006 the Board of Directors terminated the 2000 Stock Option Plan and the 2000 Director Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

During fiscal 2005, Richard Sellers, our COO and a Director made cash advances from time to time to us to fund operations in the aggregate amount of $127,625. On September 30, 2005, we converted the aggregate amount of $127,625 advanced into 1,276,248 shares of common stock at a conversion rate of $0.10 per share. The conversion price was based upon the offering price in the Regulation D Offering conducted during June through October of 2005. On November 16, 2006 Richard Sellers, our Chief Operating Officer and a director advanced $100,000 to us to be used for working capital.

On January 27, 2005, we negotiated the settlement of $40,334 of debt that we owed to Weber Marketing Group by the issuance of 134,448 shares of common stock, based on a value of $0.30 per share, in exchange for the cancellation in full of that debt. Mr. Weber owns 100% of and is the principal of Weber Marketing Group and currently serves on our board. The debt settlement was negotiated prior to Mr. Weber’s appointment to our board.

During fiscal 2004, we wrote off $32,720 related to advances made in 2003 by former management to TNT Innovations, Inc., a company controlled by Jessica Stevens and Bonnie Crystal, the two outside directors.

On June 15, 2005 we issued 500,000 shares valued at $75,000 to Mark Weber as compensation for service as a Board member.

During 2004, Richard Sellers was issued 553,964 shares at a deemed value of $0.045 for the reimbursement of expenses paid on our behalf $24,928. In addition, Mr. Sellers made additional advances totaling $15,206. In December, 2004 we collected $80,000 relating to a note from our former director and officer. Due to our delinquent status with certain taxing authorities, we were unable to obtain a bank account. Mr. Sellers acted as custodian on our behalf and held the cash in trust as of December 31, 2004. The cash was subsequently returned to us and used to pay our expenses. We have since opened our own bank accounts to manage our operations.

Also during 2004, we issued an aggregate of 3,915,000 shares to three directors for service on the Board. Duncan Troy, the Chairman of the Board was issued 1,400,000 shares, Richard G. Sellers was issued 1,400,000 shares and Richard Herring was issued 1,115,000 shares. The aggregate value of these shares is $176,175 and the amount was recorded as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2004.

In addition in 2004, Private Equity III Limited, a company in which Duncan Troy, our chairman, owns a 12.5% stake and is a director, received 933,334 shares of common stock as reimbursement of expenses paid on our behalf. The deemed value of these shares at a price of $0.045 is $42,001.

Except as otherwise disclosed herein, none of our directors, executive officers, principal stockholders, or any associate or affiliate thereof had any material interest, direct or indirect, in any transaction during the fiscal years ended December 31, 2005 and 2004.

ITEM 13. EXHIBITS

Exhibit No.		Description
3.1	(2)	Amended and Restated Articles of Incorporation of Telegen Corporation dated June 30, 2000
3.2A	(3)	Bylaws of Telegen Corporation
3.2B	(1)	Certificate of Amendment of Bylaws effective August 6, 1997
21.1	(4)	List of Subsidiaries
31.1	**	Rule 13a-14(a)/15d-14(a) Certification of Richard Herring
31.2	**	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries
32.1	**	Certification of Richard Herring, CEO, and Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
**	Filed herewith
(1)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K filed on April 15, 1998.
(2)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 8-K filed on December 20, 2000.
(3)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Quarterly Report on Form 10-QSB as filed with the Commission on November 12, 1996.
(4)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-K filed on April 1, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Singer Lewak Greenbaum & Goldstein LLP for Fiscal 2005 and 2004

The following is a summary of the aggregate fees billed to us by Singer Lewak Greenbaum & Goldstein LLP for the fiscal years ended December 31, 2005 and 2004:

	Fiscal 2005	Fiscal 2004

Audit Fees	$20,280	—
Audit Related Fees	—	—
Tax Fees (1)	15,459	—
All Other Fees	—	—
TOTAL Fees	$35,739	—
__________
(1)	Tax fees for fiscal 2005 consisted of fees relating to the preparation of state and federal tax returns.

Policy for Approval of Audit and Permitted Non-Audit Services

Our audit committee reviews the scope and extent of all audit and non-audit services to be provided by the independent auditors, including any engagement letters, and reviews and pre-approves all fees to be charged for such services. The audit committee may establish additional or other procedures for the approval of audit and non audit services that our independent auditors perform. In pre-approving services to be provided by the independent auditors, the audit committee considers whether such services are consistent with applicable rules regarding auditor independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEGEN CORPORATION

Date: December 6, 2006	By:	/s/ Richard Herring
Richard Herring Chief Executive Officer and Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Duncan Troy	Chairman of the Board	December 6, 2006
Duncan Troy

/s/ Richard N. Herring	Chief Executive Officer and Director	December 6, 2006
Richard N. Herring	(Principal Executive Officer)

/s/ Richard G. Sellers	Chief Operating Officer and Director	December 6, 2006
Richard G. Sellers

/s/ Matthew DeVries	Chief Financial Officer	December 6, 2006
Matthew DeVries	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Weber	Director	December 6, 2006
Mark Weber

/s/ Charles Hunt	Director	December 6, 2006
Charles Hunt

Director
Jessica L. Stevens

Director
Bonnie Crystal

TELEGEN CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Telegen Corporation
San Mateo, California

We have audited the accompanying consolidated balance sheets of Telegen Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telegen Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company incurred a net loss of $214,293, and it had negative cash flows from operations of $442,093. In addition, the Company had an accumulated deficit of $44,698,363 at December 31, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 21, 2006

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

ASSETS
	2005	2004
Current assets

Cash and cash equivalents	$408,782	$—
Due from officer	—	68,285
Prepaid expenses	—	13,125

Total current assets	$408,782	$81,410

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Bankruptcy liability	$153,019	$153,019
Accounts payable	201,151	660,660
Accrued expenses	—	38,821

Total current liabilities	354,170	852,500

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $1 par value 10,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, no par value 100,000,000 shares authorized 43,180,683 and 34,347,987 shares issued and outstanding, respectively	44,752,975	43,836,230
Subscription receivable	—	(123,250)
Accumulated deficit	(44,698,363)	(44,484,070)

Total Stockholders’ equity (deficit)	54,612	(771,090)

Total liabilities and Stockholders’ equity (deficit)	$408,782	$81,410

The accompanying notes are an integral part of these consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004
Operating expenses:
Research and development	$247,134	$144,317
General and administrative	402,446	422,254
Recovery of bad debts	—	(80,000)
Write off of due from affiliate	—	32,720

Total operating expenses	649,580	519,291

Loss from operations	(649,580)	(519,291)

Other income (expense)
Interest income	1,989	—
Gain on debt settlements	436,498	177,923

Total other income (expense)	438,487	177,923

Loss before provision for income taxes	(211,093)	(341,368)

Provision for income taxes	(3,200)	(2,400)

Net loss	$(214,293)	$(343,768)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted-average common shares outstanding	36,925,322	28,603,035

The accompanying notes are an integral part of these consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2005 and 2004

	Common Stock
			Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance, December 31, 2003	18,381,791	$43,117,752	$—	$(44,140,302)	$(1,022,550)

Issuance of common stock for
Cash	9,563,898	430,375	(123,250)		307,125
Services	4,915,000	221,175			221,175
Expense reimbursement	1,487,298	66,928			66,928
Net loss				(343,768)	(343,768)

Balance, December 31, 2004	34,347,987	43,836,230	(123,250)	(44,484,070)	(771,090)

Issuance of common stock for
Cash	6,000,000	600,000			600,000
Services	1,556,448	189,120			189,120
Conversion of related party loan	1,276,248	127,625			127,625

Collection of subscription receivable	—	—	123,250		123,250

Net loss				(214,293)	(214,293)

Balance, December 31, 2005	43,180,683	$44,752,975	$—	$(44,698,363)	$54,612

The accompanying notes are an integral part of these consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:

Net loss	$(214,293)	$(343,768)
Adjustments to reconcile net loss to net cash from operating activities
Issuance of common stock for services rendered	189,120	221,175
Issuance of common stock for expense reimbursement	—	66,928
Gain on debt settlements	(436,498)	(177,923)
Write off of due from affiliate	—	32,720

Changes in assets and liabilities:
Due from officer	68,285	(68,285)
Prepaid expenses	13,125	(13,125)
Accounts payable	(61,832)	(24,847)

Net cash flows from operating activities	(442,093)	(307,125)

Cash flows from investing activities:

Net cash flows from investing activities	—	—

Cash flows from financing activities:
Collection of subscription receivable	123,250	—
Proceeds from related party loans	127,625	—
Net proceeds from sale of common stock	600,000	307,125

Net cash flows from financing activities	850,875	307,125

Net change in cash and cash equivalents	408,782	—

Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	$408,782	$—

Supplemental disclosures of cash flow information
Interest paid	—	—
Income taxes paid	$6,508	—

Supplemental disclosure of non-cash investing and financing activities
Stock issued upon conversion of related party loans	$127,625	—

The accompanying notes are an integral part of these consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

General

Telegen Corporation (“Telegen”) and its subsidiaries (collectively, the “Company”) is a research and development company currently engaged in the development of lighting technology.

Telegen has four inactive subsidiaries The inactive subsidiaries are Telegen Display Corporation (“TDC”), a California corporation and wholly-owned subsidiary of the Company, Telegen Communications Corporation (“TCC”), a California corporation and wholly-owned subsidiary of the Company, Telegen Display Laboratories, Inc., (“TDL”) a California corporation and wholly-owned subsidiary of the Company and Telisar Corporation (“Telisar”), a California corporation and majority-owned subsidiary of the Company. No minority interest is presented for the minority stockholders of Telisar due to accumulated losses for Telisar on a stand alone basis.

On October 28, 1998 (the “Filing Date”), the Company, including TCC and TDC, filed a voluntary petition (the “Chapter 11 Case”) under Chapter 11 of the United States Bankruptcy Code (Case No. 98-34876-DM-11) in the United States Bankruptcy Court for the District of California (the “Bankruptcy Court”). On June 28, 2000, the Company’s Second Amended Plan of Reorganization (the “Plan of Reorganization”) was confirmed and became effective on June 30, 2000. The final decree closing this bankruptcy case was issued on September 10, 2005.

At December 31, 2005 and 2004, the bankruptcy liability was comprised of accounts payable to unsecured creditors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Telegen and all of its wholly owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2005 and 2004 the Company had cash of $308,782 and zero, respectively, in excess of federally insured limits.

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of three to seven years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Income Taxes

The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

Long Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable. The Company has not recognized any revenues in the accompanying financial statements.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the years ended December 31, 2005 and 2004, research and development expenses were comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel.

Stock Based Compensation

The Company utilizes the intrinsic-value method as provided by Accounting Principles Board Opinion (“APB”) No. 25 in accounting for its stock options and restricted stock plans and provides pro forma disclosure of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” There are no options outstanding as of December 31, 2005 and 2004.

Comprehensive Income

The Company utilizes SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company’s financial statements since the Company did not have any of the items of comprehensive income in any period presented.

Earnings (Loss) Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common Stockholders by the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	For the Year Ended December 31,
	2005	2004
Warrants issued for private placements	—	250,000
Warrants issued to purchase technology	—	2,000,000
Warrants issued as compensation	300,000	75,000

Total potentially dilutive securities	300,000	2,325,000

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This new standard eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company’s financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have a material impact on the Company’s financial statements until such time as share-based compensation is granted.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions,” to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinions No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 is not expected to have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS Nos. 133 and 140. This statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that adoption of this standard will not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of this statement on its results of operations or financial position of the Company.

In September 2006, the FASB issued “Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the consolidated results of operations or financial position of the Company.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended December 31, 2005, the Company incurred a net loss of $214,293 and it had negative cash flows from operations of $442,093. In addition, the Company had an accumulated deficit of $44,698,363 at December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recovery of the Company’s assets is dependent upon future events, the outcome of which is indeterminable. The Company’s attainment of profitable operations is dependent upon the Company obtaining adequate debt and equity financing and achieving a level of sales adequate to support the Company’s cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its plans to sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management plans to raise additional equity or debt financing and continue to develop its products. If management is unsuccessful in raising additional capital, it may be forced to curtail its current level of operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2005, Richard Sellers, the Company’s COO and a Director, made loans from time to time to the Company to fund operations. An aggregate of $127,625 was loaned to the Company throughout 2005 and, on September 30, 2005 said amount was converted into 1,276,248 shares of Company common stock. Mr. Sellers also returned the $64,794 held by him as custodian and presented as Advance to Officer in the accompanying consolidated balance sheet at December 31, 2004.

On June 15, 2005 the Company issued 500,000 shares valued at $75,000 to Mark Weber as compensation for service as a Board member.

During 2004, Richard Sellers was issued 553,964 shares at a deemed value of $0.045 for the reimbursement of expenses paid on behalf of the Company totaling $24,928. The amount was recorded as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2004. Mr. Sellers made loans totaling $15,206 during 2004. In December, 2004 the Company collected $80,000 relating to a note from a former director and officer of the Company. These proceeds were paid directly to Mr. Sellers, and used to repay these loans. Due to the Company’s delinquent status with certain taxing authorities, it was unable to obtain a bank account. Mr. Sellers acted as custodian on behalf of the Company and held the cash in trust as of December 31, 2004. The net balance of $64,794 is presented as Advance to Officer in the accompanying consolidated balance sheet at December 31, 2004. The Company has since opened its own bank accounts to manage its operations. The cash was subsequently disbursed by Mr. Sellers to pay the expenses of the Company.

During 2004, the Company wrote off $32,720 related to advances made in 2003 by former management to TNT Innovations, Inc., a Company controlled by the Company’s two non-participating directors.

Also during 2004, the Company issued an aggregate of 3,915,000 shares to three of its directors for service on the Board. Duncan Troy, the Chairman of the Board was issued 1,400,000 shares, Richard G. Sellers was issued 1,400,000 shares and Richard Herring was issued 1,115,000 shares. The aggregate value of these shares is $176,175 and the amount was recorded as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2004.

In addition in 2004, Private Equity III Limited, a company in which Duncan Troy, the Company’s chairman, owns a 12.5% stake and is a director, received 933,334 shares of common stock as reimbursement of expenses paid on behalf of the Company. The aggregate value of these shares is $42,001 and the amount was recorded as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2004.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases space for its corporate headquarters on a month to month basis. Total rent expense was $1,096 and $444 for the twelve months ended December 31, 2005 and 2004, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the year ended December 31, 2005, the Company completed the following:

•
The Company issued an aggregate of 707,000 shares of its common stock at prices ranging from $0.03 to $0.46 to eight consultants for services rendered. The aggregate value of the common stock was $100,143 and the amount was recorded as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2005.

•	On June 15, 2005 the Company issued 500,000 shares valued at $75,000 to Mark Weber, a director of the Company, for service as a Board member.

•
From August 31, 2005 to October 31, 2005, the Company completed an offering of an aggregate of 6,000,000 shares at an offering price of $0.10 per share for net proceeds of $600,000 to a group of nineteen investors.

•	The Company issued an aggregate of 349,448 shares of its common stock to three creditors with an aggregate value of $13,978 in settlement of certain liabilities of the Company.

•	On September 30, 2005 the Company issued 1,276,248 shares to Richard G. Sellers, a director and officer of the Company, upon the conversion of debt of $127,625.

During the year ended December 31, 2004, the Company completed the following:

•
On May 13, 2004, the Company completed an offering of an aggregate of 9,563,898 shares at an offering price of $0.045 per share for net proceeds of $430,375 to a group of five foreign investors. At December 31, 2004 an aggregate of $123,250 of the proceeds from the offering had not been received and accordingly, is treated as a subscription receivable in the accompanying balance sheet as of December 31, 2004. The proceeds were received in January 2005.

•
The Company issued an aggregate of 3,915,000 shares to three of its directors for service on the Board. Duncan Troy, the Chairman of the Board, was issued 1,400,000 shares, Richard G. Sellers was issued 1,400,000 shares and Richard Herring was issued 1,115,000 shares. The aggregate value of these shares is $176,175 and the amount was recorded as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2004.

•
In addition in 2004, Private Equity III Limited, a company in which Duncan Troy, our Chairman, owns a 12.5% stake and is a director, received 933,334 shares and Richard G. Sellers, an officer and director of the Company, received 553,964 shares as reimbursement of expenses paid on behalf of the Company. The aggregate value of these shares is $66,928 and the amount was recorded as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2004.

•
The Company issued an aggregate of 1,000,000 shares to two consultants as compensation for services rendered. The aggregate value of the shares was $45,000. A total of $31,500 has been charged to research and development expense and $13,500 has been charged to general and administrative expense in the accompanying statement of operations for the year ended December 31, 2004.

2000 Employee Stock Purchase Plan

On June 30, 2000, the Company readopted its 1996 Stock Purchase Plan and renamed it the 2000 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, all qualified employees, defined as any individual who is an employee of the Company for tax purposes and more than five months in any calendar year, (but excluding any employee who (i) would own capital stock of the Company and/or hold outstanding options to purchase such stock equal to or greater than 5% or more of the total combined voting power or value of all classes of the capital stock of the Company or of any subsidiary or (ii) to the extent that his/her rights to purchase stock under all employee stock purchase plans of the Company accrues at a rate which exceeds $25,000 worth of stock), may authorize payroll deductions of up to 15% of their total compensation towards the purchase, on a half-year basis on January 1 and July 1, of common stock in the Company at 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. There was no activity in this plan during 2005 and 2004.

2000 Officer Stock Purchase Plan

On June 30, 2000, the Company adopted the 2000 Officer Stock Purchase Plan (“OSPP”). Under the OSPP, all qualified employees, defined as any individual who would own capital stock of the Company and/or hold outstanding options to purchase such stock equal to or greater than 5% or more of the total combined voting power or value of all classes of the capital stock of the Company or of any subsidiary (but excluding any employee who to the extent that his/her rights to purchase stock under all employee stock purchase plans of the Company accrues at a rate which exceeds $25,000 worth of stock), may authorize payroll deductions of up to 15% of their total compensation towards the purchase, on a half-year basis on January 1 and July 1, of common stock in the Company at 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. There was no activity in this plan during 2005 and 2004.

Warrant Activity

The Company issued a warrant to purchase 150,000 shares of Company common stock to a vendor pursuant to a consulting agreement dated August 1, 2005. The warrant had a term of 1.25 years, a strike price of $0.10 and vested in three tranches upon the achievement of certain performance milestones. Subsequent to year end, the contract was terminated under its terms by the Company prior to the completion of the performance milestones and the warrants expired unvested.

The Company also issued a warrant to purchase 150,000 shares of Company common stock to a vendor pursuant to a consulting agreement dated December 1, 2005. The warrant had a term of 1.25 years, a strike price of $0.10 and vested in three tranches upon the achievement of certain performance milestones. Subsequent to year end, the contract was terminated under its terms by the Company prior to the completion of the performance milestones and the warrants expired unvested.

		Weighted	Weighted
	Warrants	Average	Average
	Outstanding	Exercise Price	Life

Outstanding, December 31, 2003	3,195,000	$1.76	1.3

Granted	—

Expired /canceled	(925,000)	$2.00

Outstanding, December 31, 2004	2,270,000	$1.67	0.5

Granted	300,000	$0.10	1.3

Expired /canceled	(2,270,000)	$1.67

Outstanding, December 31, 2005	300,000	$0.10	1.0

Exercisable, December 31, 2005	—	—	—

Stock Option Plans

2000 Stock Option Plan

The Company adopted the 1996 Stock Option Plan in October 1996 to provide additional incentives to the employees and consultants of the Company. The Company reserved 200,000 shares of its common stock for issuance under the Option Plan.

On June 30, 2000, the Company readopted its 1996 Stock Option Plan and renamed it the 2000 Stock Option Plan (the “Option Plan”), which expires in 2010. Options granted may be incentive options or non-statutory stock options, as determined by the Board of Directors at the time of grant. In addition, stock purchase rights and stock awards many also be granted under the Option Plan.

Under the Option Plan, the options are granted to employees for a term of no more than five years at an exercise price not less than the fair market value of the Company’s common stock as determined by the Board of Directors at the time of the option grant. For employees owning more than 10% of the total combined voting power of all class of stock of Telegen or any parent or subsidiary, the term of the options shall be three years from the date of grant at an exercise price shall be no less than 110% of the fair market value per share on the date of grant. The aggregate number of shares that may be issued pursuant to the plan is 3,500,000 over the life of the plan. There was no activity in this plan during 2005 and 2004 and there were no options outstanding at any time during those years.

2000 Director Option Plan

On June 30, 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”) to attract and retain outside directors. Under the plan agreement, each outside director will be automatically granted an option to purchase 20,000 shares of common stock on each date such outside director is elected by the Stockholders. This option may be granted only once in any given calendar year at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The term of the option will be 10 years from the date of grant. The option will vest equally over 12 months on the anniversary date of each month, provided that the optionee continues to serve as a director on such dates. There was no activity in this plan during 2005 and 2004 and there were no options outstanding at any time during those years.

Telisar 2001 Stock Option Incentive Plan

The Board of Directors of Telisar adopted the Telisar 2001 Stock Option Incentive Plan (the “Telisar Plan”) on April 11, 2001 to provide additional incentive to the employees and consultants of Telisar. Options granted are incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The specific terms of each option grant are approved by the Telisar Board and reflected in a written stock option agreement between Telisar and each grantee. Generally, the options are for a term of no more than five years at an exercise price not less than the fair market value of Telisar’s common stock as determined by Telisar’s Board of Directors at the time of option grant. Common stock may also be granted or sold under the Telisar Plan independent of any option grant. Telisar has reserved 2,500,000 shares of its Common Stock for issuance under the Telisar Plan. There was no activity in this plan during 2005 and 2004 and there were no options outstanding at any time during those years.

NOTE 7 - GAIN ON DEBT SETTLEMENTS

During 2005, the Company settled and obtained releases for an aggregate of $535,174 of its historic liabilities with nine vendors for aggregate consideration of cash of $83,468 and 380,198 shares of common stock valued at $15,208, resulting in a gain on debt settlement of $436,498.

During 2004, the Company settled and obtained releases for an aggregate of $249,303 of its historic liabilities with three vendors for aggregate consideration of cash of $71,380 resulting in a gain on debt settlement of $177,923.

NOTE 8 - INCOME TAXES

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 2005 and 2004, respectively:

	2005	2004
Current
Federal	$—	$—
State	3,200	2,400
	3,200	2,400
Deferred
Federal	—	—
State	—	—
	—	—

Provision for income taxes	$3,200	$2,400

The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2005 and 2004 as follows:

	2005	2004
Statutory regular federal income tax rate	34.0%	34.0%
State taxes	5.8	5.8
Change in valuation allowance	(39.8)	(39.8)

Total	—%	—%

The tax effects of temporary differences which give rise to deferred taxes at December 31, 2005 and 2004, respectively consist of:

	2005	2004
Deferred tax assets
Federal net operating loss carryforward	$15,033,518	$14,968,274

Total gross deferred tax assets	15,033,518	14,968,274
Less valuation allowance	(15,033,518)	(14,968,274)

Net deferred tax assets	$—	$—

During the year ended December 31, 2005 the valuation allowance recorded on the deferred tax assets increased by $65,244. As of December 31, 2005 and December 31, 2004, the Company had net operating loss carry forwards for federal and state income tax reporting purposes of $44,216,229 and $44,024,336, respectively, which if unused, will expire in 2025 and 2024, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

NOTE 9 - SUBSEQUENT EVENTS

On October 17, 2006 the board of directors granted Richard Sellers 400,000 shares of common stock valued at $80,000 using the closing price as of that date of $0.20 for service as the Company’s Chief Operating Officer. In addition, the Board granted 200,000 shares valued at $40,000 using the closing price as of that date of $0.20 to Richard Herring for services as Chief Executive Officer.

On October 17, 2006 the board of directors appointed Charles Hunt to the Company’s board of directors. A total of 300,000 shares of Company common stock valued at $60,000 using the closing price as of that date of $0.20 were granted upon Mr. Hunt’s acceptance of the Board nomination.

On October 17, 2006 the Company appointed Matthew DeVries as its Chief Financial Officer. A total of 300,000 shares of Company common stock valued at $60,000 using the closing price as of that date of $0.20 will be granted upon Mr. DeVries’ satisfaction of certain performance and time based vesting criteria.

On October 17, 2006 the Company granted a consultant 50,000 shares of common stock valued at $10,000 using the closing price as of that date of $0.20 for services.

The expense for the shares issued on October 17, 2006 in the preceding paragraphs will be recognized in the fourth quarter of 2006.

On November 16, 2006 Richard Sellers, our Chief Operating Officer and a director advanced $100,000 to the Company to be used for working capital.

On December 5, 2006 the Board of Directors terminated the 2000 Stock Option Plan, the 2000 Director Option Plan, the 2000 Officer Stock Purchase Plan and the 2000 Employee Stock Purchase Plan.