Form 10QSB
period 2006-03-31
TELEGEN CORP /CO/
filed 2006-12-22
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 000-21864

TELEGEN CORPORATION
(Exact name of small business issuer as specified in its charter)

California	84-0672714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1840 GATEWAY DRIVE, SUITE 200, SAN MATEO, CALIFORNIA 94404
(Address of principal executive offices)

(650) 292-9658
(Issuer’s Telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☒

As of December 20, 2006, the issuer had 44,430,683 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TELEGEN CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheet - March 31, 2006
	and December 31, 2005	1

	Condensed Consolidated Statements of Operations for the
	three months ended March 31, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows for the
	three months ended March 31, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-9

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations or Plan of Operation	10-12

Item 3.	Control and Procedures	12

PART II - OTHER INFORMATION

Item 6.	Exhibits	13

Signatures		14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2006	December 31, 2005
ASSETS

Current assets
Cash and cash equivalents	$265,060	$408,782

Total current assets	265,060	408,782

Non current assets

Equipment, net of accumulated
depreciation of $0	6,096	—

Total assets	$271,156	$408,782

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bankruptcy liability	$153,019	$153,019
Accounts payable	149,573	201,151

Total current liabilities	302,592	354,170

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $1 par value
10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, no par value
100,000,000 shares authorized
43,180,683 and 43,180,683 shares
issued and outstanding, respectively	44,752,975	44,752,975
Accumulated deficit	(44,784,411)	(44,698,363)

Total stockholders' equity (deficit)	(31,436)	54,612

Total liabilities and stockholders' equity	$271,156	$408,782

See accompanying notes to the condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2006	2005

Operating expenses:
Research and development	$56,600	$57,450
General and administrative	31,082	17,387

Total operating expenses	87,682	74,837

Loss from operations	(87,682)	(74,837)

Other (income) expense
Interest income	(1,634)	-
Gain on debt settlements	-	(34,622)

Total other income (expense)	(86,048)	(40,215)

Loss before provision for income taxes	(86,048)	(40,215)

Provision for income taxes	—	—

Net loss	$(86,048)	$(40,215)
Per share data:
Net (loss) income per common
share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	43,180,683	34,652,570

See accompanying notes to the condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(86,048)	$(40,215)
Adjustments to reconcile net loss to net cash
from operating activities
Issuance of common stock for services rendered	-	17,509
Gain on debt settlements	-	(34,622)
Changes in assets and liabilities:
Prepaid expenses	-	7,875
Accounts payable	(51,578)	(85,004)
Due from officer		68,285
Net cash flows from operating activities	(137,626)	(66,172)

Cash flows from investing activities:
Purchase of equipment	(6,096)	-
Net cash flows from investing activities	(6,096)	-

Cash flows from financing activities:
Collection of subscription receivable	-	123,250
Proceeds from related party loan	-	41,050
Net cash flows from financing activities	-	164,300

Net change in cash and cash equivalents	(143,722)	98,128

Cash and cash equivalents, beginning of period	408,782	-

Cash and cash equivalents, end of period	$265,060	$98,128

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

General

Telegen Corporation ("Telegen") and its subsidiaries (collectively, the "Company") is a research and development company currently engaged in the development of lighting technology.

Telegen has four inactive subsidiaries The inactive subsidiaries are Telegen Display Corporation ("TDC"), a California corporation and wholly-owned subsidiary of the Company, Telegen Communications Corporation ("TCC"), a California corporation and wholly-owned subsidiary of the Company, Telegen Display Laboratories, Inc., ("TDL") a California corporation and wholly-owned subsidiary of the Company and Telisar Corporation ("Telisar"), a California corporation and majority-owned subsidiary of the Company. No minority interest is presented for the minority stockholders of Telisar due to accumulated losses for Telisar on a stand alone basis.

On October 28, 1998 (the "Filing Date"), the Company, including TCC and TDC filed a voluntary petition (the "Chapter 11 Case") under Chapter 11 of the United States Bankruptcy Code (Case No. 98-34876-DM-11) in the United States Bankruptcy Court for the District of California (the "Bankruptcy Court"). On June 28, 2000, the Company's Second Amended Plan of Reorganization (the "Plan of Reorganization") was confirmed and became effective on June 30, 2000. The final decree closing this bankruptcy case was issued on September 10, 2005.

At March 31, 2006 and December 31, 2005, the bankruptcy liability was comprised of accounts payable to unsecured creditors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities Exchange Act of 1934, as amended. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2005 in the Company’s annual report on Form 10-KSB. The financial information furnished herein reflects all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Operating results for the period ending March 31, 2006 are not necessarily indicative of future results.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2006 and December 31, 2005 the Company had cash of $165,060 and $308,782, respectively, in excess of federally insured limits.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable. The Company has not recognized any revenues in the accompanying financial statements.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three months ended March 31, 2006 and 2005, research and development expenses were comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel.

Share Based Payments

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The Company estimates the fair value of each stock option grant by using the Black-Scholes option pricing model.

As of March 31, 2006, the Company has no unvested options and did not grant any options to employees during the three months ended March 31, 2006. The adoption of SFAS 123R did not effect the Company's financial position, results of operations or cash flows for the three months ended March 31, 2006, but may have a material impact if options are granted in the future.

Prior to the Company's adoption to SFAS No. 123R, SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per share as if the Company's stock based awards had been determined in accordance with the fair value method described therein. The Company had previously adopted the disclosure portion of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro-forma disclosure. The pro-forma change for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions such as retirement or change of control.

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements. The Company had no outstanding employee stock options at March 31, 2006 and the Company did not grant any options during the three months ended March 31, 2006 and 2005.

Accounting for Income Taxes

No income taxes have been paid or accrued for Federal tax purposes because the Company has had no net taxable income since inception. The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Comprehensive Income

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

	For the Three Months Ended March 31,
	2006	2005

Warrants issued as compensation	150,000	—

Total potentially dilutive securities	150,000	—

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS Nos. 133 and 140. This statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that adoption of this standard will not have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. However, it does not apply to SFAS 123(R). This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The statement is effective as of the end of the fiscal year ending after December 15, 2006. Management believes that adoption of this standard will not have a material impact on the Company's financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 clarifies the staff’s view regarding the process of quantifying financial statement misstatements. More specifically, the staff noted that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. The staff believes this approach is not in the best interests of the users of the financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. The Company is currently evaluating the impact that the adoption of SAB 108 will have, if any, on its financial statements and notes thereto.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the three months ended March 31, 2006 the Company had no revenues, incurred a net loss of $86,048 and had negative cash flows from operations of $137,626. In addition, the Company had an accumulated deficit of $44,784,411 at March 31, 2006.

These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. The Company's attainment of profitable operations is dependent upon the Company obtaining adequate debt and equity financing, developing products for commercial sale and achieving a level of sales adequate to support the Company's cost structure. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management plans to raise additional equity or debt financing and continue to develop its products. If management is unsuccessful in raising additional capital, it may be forced to curtail or even cease all of its activities and operations.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with no par value per share. At March 31, 2006 and December 31, 2005 the Company had 43,180,683 shares of common stock outstanding. The Company's Articles of Incorporation allow the Company to issue up to 10,000,000 shares of Preferred Stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine. No preferred shares have been issued by the Company. Subsequent to quarter end the Company’s Board of Directors authorized the issuance of an aggregate of 1,250,000 shares of its common stock (See Note 5).

Warrant Activity

The Company issued a warrant to purchase 150,000 shares of Company common stock to a vendor pursuant to a consulting agreement dated August 1, 2005. The warrant had an initial term of 1.25 years, an exercise price of $0.10 per share vesting in three tranches upon the achievement of certain performance milestones. On February 28, 2006 the Company terminated the contract by its terms prior to the completion of the performance milestones and the warrants expired unvested.

The Company also issued a warrant to purchase 150,000 shares of Company common stock to a vendor pursuant to a consulting agreement dated December 1, 2005. The warrant had an initial term of 1.25 years, an exercise price of $0.10 per share vesting in three tranches upon the achievement of certain performance milestones. On April 30, 2006 the Company terminated the contract by its terms prior to the completion of the performance milestones and the warrants expired unvested.

Stock Option and Stock Purchase Plan Activity

During the three months ended March 31, 2006, no options were granted under the Company’s 2000 Stock Option Plan or the 2000 Director Option Plan. No activity has occurred in the Company’s 2000 Employee Stock Purchase Plan or the 2000 Officer Stock Purchase Plan for the three months ended March 31, 2006. On December 5, 2006, the Company’s Board of Directors terminated the Company’s 2000 Stock Option Plan, 2000 Director Option Plan, 2000 Employee Stock Purchase Plan and the 2000 Officer Stock Purchase Plan.

NOTE 5 - SUBSEQUENT EVENTS

On October 17, 2006 the board of directors granted Richard Sellers 400,000 shares of common stock valued at $80,000 using the closing price as of that date of $0.20 for service as the Company’s Chief Operating Officer. In addition, the Board granted 200,000 shares valued at $40,000 using the closing price as of that date of $0.20 to Richard Herring for services as Chief Executive Officer. The expense for these shares will be recognized in the fourth quarter of 2006.

On October 17, 2006 the board of directors appointed Charles Hunt to the Company’s board of directors. A total of 300,000 shares of Company common stock valued at $60,000 using the closing price as of that date of $0.20 were granted upon Mr. Hunt’s appointment to the Board. The expense for these shares will be recognized in the fourth quarter of 2006.

On October 17, 2006 the Company appointed Matthew DeVries as its Chief Financial Officer. A total of 300,000 shares of Company common stock valued at $60,000 using the closing price as of that date of $0.20 were issued to Mr. DeVries and will vest upon completion of certain performance and time based vesting criteria. The expense for these shares will be recognized in the fourth quarter of 2006.

On October 17, 2006 the Company granted a consultant 50,000 shares of common stock valued at $10,000 using the closing price as of that date of $0.20 for services.

On November 16, 2006, Richard Sellers, our Chief Operating Officer and a director advanced $100,000 to the Company to be used for working capital.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward Looking Statements

We are including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements. All statements other than statements of historical fact, including statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, future results of operations or financial position, made in this Quarterly Report on Form 10-QSB are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

The forward-looking statements contained herein involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by management to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements:

•	our losses from period to period;

•	our current dependence on a limited number of key independent contractors and investors;

•	the results of our on-going research and development of our proprietary technology;

•	our ability to undertake and complete commercial development of such technology, and to develop products;

•	acceptance of products and other factors affecting market conditions;

•	technological advances by our competitors and our ability to protect our proprietary technology;

•	capital needs to fund operations and development programs;

•	the availability of capital (whether debt or equity) to us and the terms of such capital;

•	the loss of any key employee or independent contractor;

•	the cost and effort required to comply with governmental regulations applicable to our proprietary technology.

For additional factors that can affect these forward-looking statements, see the “Risk Factors” section in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The forward-looking statements contained in this Report speak only as of the date hereof. We caution readers not to place undue reliance on any such forward-looking statements. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

Overview

Telegen Corporation is a research and development company currently engaged in the development of lighting technology. We have made significant expenditures for research and development of our proprietary lighting technology. We expect to continue to make significant expenditures in our research and development efforts into fiscal 2007. Currently, we do not have any products and we have no revenues. Our future operating results will depend in large part on our ability to commercialize our technology and develop a revenue base.

Plan of Operations

We have had no revenues in the three months ended March 31, 2006 or in fiscal 2004 or 2005, and we have made significant expenditures for research and development. In order to become competitive in a changing business environment, we must continue to make significant expenditures in these areas. Therefore, our operating results will depend in large part on development of a revenue base.

For fiscal 2006 and continuing into 2007, we anticipate that we will continue our research and development efforts for our proprietary lighting technology project and the attendant cost of operations at similar levels as 2005. As of March 31, 2006, we do not have sufficient resources to fund our operations for the next 12 months without raising additional debt or equity financing. It is anticipated that during the fourth quarter of 2006 we will require additional funds for our research and development activities for the continued research of our proprietary lighting technology, and in November 2006, Richard Sellers, our Chief Operating Officer and a director advanced us $100,000 for working capital. We will need additional funds in early 2007 to fund our ongoing operations. No additional projects are planned, but there can be no assurances that changes to this plan will not occur. We expect that our capital expenditures related to the development of the technology during fiscal 2006 will not exceed $10,000. Any additional capital expenditures beyond that level will be dependant upon our ability to obtain additional financing. It is not anticipated that, given the current level of funding that any significant changes will occur with the number of employees. Any employees added will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

Results of Operations

Comparison of Results for the three months ended March 31, 2006 and 2005

REVENUES. We had no revenues for the three months ended March 31, 2006 and 2005.

RESEARCH AND DEVELOPMENT. For the three months ended March 31, 2006 and 2005 we were involved primarily in a single research project to develop and commercialize our proprietary lighting technology. Research and development expenses decreased $850 to $56,600 for the three months ended March 31, 2006 compared to $57,450 for the three months ended March 31, 2005. For the three months ended March 31, 2006 and 2005, the expenses are comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel. The decrease for the three months ended March 31, 2006 is due to lowered international travel for research and development due to the Company sourcing its research consultants domestically offset by increased technical consulting expenses and related supplies pursuant to the ramp up of the development of the Company’s lighting technology when compared to the three months ended March 31, 2005.

GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of stock compensation expense, professional and legal fees, consulting expenses, insurance, travel and general corporate related overheads and office expenses. General and administrative expenses increased $13,695 to $31,082 for the three months ended March 31, 2006 compared to $17,387 for the three months ended March 31, 2005. The increase is due primarily to increases in corporate travel and insurance related expenses offset by decreases in professional fees. In the three months ended March 31, 2005, non-cash stock compensation expense for stock issued to vendors and consultants was $7,530 for which no comparable expense exists for the three months ended March 31, 2006.

OTHER INCOME. Other income for the three months ended March 31, 2006 is comprised of interest income of $1,634 for which no prior year comparable amount exist. Other income for the three months ended March 31, 2005 is comprised of a gain on debt settlements of $34,622 for which no amount exists for the three months ended March 31, 2006.

Liquidity and Capital Resources

Our cash and cash equivalents of as of March 31, 2006 of $ 265,060 are not sufficient to support current levels of operations through fiscal 2006 and it will be necessary for us to seek additional financing. During the three months ended March 31, 2006, cash decreased by $143,722.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2006. There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard Herring, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries, Chief Financial Officer

32.1	Certification of Richard Herring, CEO, and Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEGEN CORPORATION (Registrant)

Dated: December 22, 2006

By:	/s/ Richard Herring
Richard Herring
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer (Principal Accounting Officer)