Form 10QSB
period 2006-06-30
TELEGEN CORP /CO/
filed 2006-12-22
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

TELEGEN CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		PAGE
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheet - June 30, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation	11-13

Item 3.	Control and Procedures	14

PART II -	OTHER INFORMATION

Item 6.	Exhibits	15

Signatures		16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$186,705	$408,782
Total current assets	186,705	408,782

Non current assets

Equipment, net of accumulated depreciation of $305	5,792	—

Total assets	$192,497	$408,782
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bankruptcy liability	$153,019	$153,019
Accounts payable	166,285	201,151

Total current liabilities	319,304	354,170

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $1 par value 10,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, no par value 100,000,000 shares authorized 43,180,683 and 43,180,683 shares issued and outstanding, respectively	44,752,975	44,752,975
Accumulated deficit	(44,879,782)	(44,698,363)

Total stockholders' equity (deficit)	(126,807)	54,612

Total liabilities and stockholders' equity	$192,497	$408,782

See accompanying notes to the condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Operating expenses:

Research and Development	35,593	101,759	92,193	133,615
General and Administrative	61,109	84,343	92,191	127,324

Total operating expenses	96,702	186,102	184,384	260,939

Loss from operations	(96,702)	(186,102)	(184,384)	(260,939)

Other income:

Interest income	1,331	—	2,965	—
Gain on debt settlements	—	12,250	—	46,872
Total other income	1,331	12,250	2,965	46,872

Loss before income taxes	(95,371)	(173,852)	(181,419)	(214,067)

Income tax expense	—	—	—	—

Net loss	$(95,371)	$(173,852)	$(181,419)	$(214,067)

Per share data:
Net loss per common
share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	43,180,683	34,870,603	43,180,683	34,762,189

 See accompanying notes to the condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:

Net loss	$(181,419)	$(214,067)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	305	—
Issuance of common stock for services rendered	—	92,509
Gain on debt settlements	—	(46,872)
Changes in assets and liabilities:
Prepaid expenses	—	13,125
Accounts payable	(34,867)	(80,352)
Due from officer		68,285

Net cash flows from operating activities	(215,981)	(167,372)

Cash flows from investing activities:

Purchases of equipment	(6,096)	—
Net cash flows from investing activities	(6,096)	—

Cash flows from financing activities:

Collection of subscription receivable	—	123,250
Proceeds from related party loan	—	89,102
Net cash flows from financing activities	—	212,352
Net change in cash and cash equivalents	(222,077)	44,980

Cash and cash equivalents, beginning of period	408,782	—

Cash and cash equivalents, end of period	$186,705	$44,980

Supplemental disclosures of cash flow information

Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to the condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

General

Telegen Corporation ("Telegen") and its subsidiaries (collectively, the "Company") is currently engaged in the development of lighting technology.

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

At June 30, 2006 and December 31, 2005, the bankruptcy liability was comprised of accounts payable to unsecured creditors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities Exchange Act of 1934, as amended. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2005 in the Company’s annual report on Form 10-KSB. The financial information furnished herein reflects all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Operating results for the periods ending June 30, 2006 are not necessarily indicative of future results.

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

TELEGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2006 and December 31, 2005 the Company had cash of $86,705 and $308,782, respectively, in excess of federally insured limits.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents and accounts payable, the carrying amounts approximate fair value due to their short maturities.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable. The Company has not recognized any revenues in the accompanying financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the six months ended June 30, 2006 and 2005, research and development expenses were comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel.

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

As of June 30, 2006, the Company has no unvested options and did not grant any options to employees during the six months ended June 30, 2006. The adoption of SFAS 123R did not effect the Company's financial position, results of operations or cash flows for the six months ended June 30, 2006, but may have a material impact if options are granted in the future.

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

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements. The Company had no outstanding employee stock options at June 30, 2006 and the Company did not grant any options during the six months ended June 30, 2006 and 2005.

TELEGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented

Earnings (Loss) Per Share

The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2006 there are no additional potential common shares outstanding.

TELEGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS Nos. 133 and 140. This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,

d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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

TELEGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the six months ended June 30, 2006 the Company incurred a net loss of $181,419 and had negative cash flows from operations of $215,981. In addition, the Company had an accumulated deficit of $44,879,782 at June 30, 2006.

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

TELEGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with no par value per share. At June 30, 2006 and December 31, 2005 the Company had 43,180,683 and 43,180,683 shares of common stock outstanding, respectively. The Company's Articles of Incorporation allow the Company to issue up to 10,000,000 shares of Preferred Stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine. No preferred shares have been issued by the Company.

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

Stock Option and Stock Purchase Plan Activity

During the six months ended June 30, 2006, no options were granted under the Company’s 2000 Stock Option Plan or the 2000 Director Option Plan. No activity has occurred in the Company’s 2000 Employee Stock Purchase Plan or the 2000 Officer Stock Purchase Plan for the six months ended June 30, 2006. On December 5, 2006, the Company’s Board of Directors terminated the Company’s 2000 Stock Option Plan, 2000 Director Option Plan, 2000 Employee Stock Purchase Plan and the 2000 Officer Stock Purchase Plan.

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

On October 17, 2006 the Company appointed Matthew DeVries as its Chief Financial Officer. A total of 300,000 shares of Company common stock valued at $60,000 using the closing price as of that date of $0.20 were issued to Mr. DeVries and will vest upon completion of certain performance and time based vesting criteria.. The expense for these shares will be recognized in the fourth quarter of 2006.

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

Plan of Operations

We have had no revenues in the six months ended June 30, 2006 or in fiscal 2004 or 2005, and we have made significant expenditures for research and development. In order to become competitive in a changing business environment, we must continue to make significant expenditures in these areas. Therefore, our operating results will depend in large part on development of a revenue base.

For fiscal 2006 and continuing into 2007, we anticipate that we will continue our research and development efforts for our proprietary lighting technology project and the attendant cost of operations at similar levels as 2005. As of June 30, 2006, we do not have sufficient resources to fund our operations for the next 12 months without raising additional debt or equity financing. It is anticipated that during the fourth quarter of 2006 we will require additional funds for our research and development activities for the continued research of our proprietary lighting technology, and in November 2006, Richard Sellers, our Chief Operating Officer and a director advanced us $100,000 for working capital. We will need additional funds in early 2007 to fund our ongoing operations. No additional projects are planned, but there can be no assurances that changes to this plan will not occur. We expect that our capital expenditures related to the development of the technology during fiscal 2006 will not exceed $10,000. Any additional capital expenditures beyond that level will be dependant upon our ability to obtain additional financing. It is not anticipated that, given the current level of funding that any significant changes will occur with the number of employees. Any employees added will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

Results of Operations

Comparison of Results for the three months ended June 30, 2006 and 2005

REVENUES. We had no revenues for the three months ended June 30, 2006 and 2005.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased $66,166 to $35,593 for the three months ended June 30, 2006 compared to $101,759 for the three months ended June 30, 2005. For the three months ended June 30, 2006 and 2005, the expenses are comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property, travel and supplies. The decrease for the three months ended June 30, 2006 is primarily due to decreased technical consulting expenses for the development of our lighting technology as we continued to transition to domestic sourcing.

GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of compensation expenses related to stock issuances, professional and legal fees, consulting expenses, insurance, travel and general corporate related overheads and office expenses. General and administrative expenses decreased $23,234 to $61,109 for the three months ended June 30, 2006 compared to $84,343 for the three months ended June 30, 2005. The decrease is due primarily to decreases in stock compensation expense offset by increases in professional fees related to public company reporting for the three months ended June 30, 2006 as compared to the prior year period. In the three months ended June 30, 2005, issuances of common stock resulted in a non-cash stock compensation expense of $75,000 for which no comparable current period expense exists.

OTHER INCOME. Other income for the three months ended June 30, 2006 is comprised of interest income of $1,331 for which no prior year comparable amount exist. Other income and expense for the three months ended June 30, 2005 is comprised of a gain on debt settlements of $12,250 for which no current year comparable amount exists.

Comparison of Results for the six months ended June 30, 2006 and 2005

REVENUES. We had no revenues for the six months ended June 30, 2006 and 2005.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased $41,422 to $92,193 for the six months ended June 30, 2006 compared to $133,615 for the six months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, the expenses are comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property, travel and supplies. The decrease for the three months ended June 30, 2006 is primarily due to decreased technical consulting expenses and international travel for the development of our lighting technology as we continued to transition to domestic sourcing.

GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of compensation expenses related to stock issuances, professional and legal fees, consulting expenses, insurance, travel and general corporate related overheads and office expenses. General and administrative expenses decreased $35,133 to $92,191 for the six months ended June 30, 2006 compared to $127,324 for the six months ended June 30, 2005. The decrease is due primarily to decreases in stock compensation expense offset by increases in professional fees related to public company reporting for the six months ended June 30, 2006 as compared to the prior year period. In the six months ended June 30, 2005, stock issuances of common stock resulted in a non-cash expense of $82,500 for which no comparable current period expense exists.

OTHER INCOME. Other income for the six months ended June 30, 2006 is comprised of interest income of $2,965 for which no prior year comparable amount exist. Other income and expense for the six months ended June 30, 2005 is comprised of a gain on debt settlements of $46,872 for which no current year comparable amount exists.

Liquidity and Capital Resources

Our cash and cash equivalents of as of June 30, 2006 of $ 186,705 are not sufficient to support current levels of operations through fiscal 2006 and it will be necessary for us to seek additional financing.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2006. There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard Herring

31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries

32.1	Certification of Richard Herring, CEO, and Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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