Form 10QSB
period 2006-09-30
TELEGEN CORP /CO/
filed 2006-12-22
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

TELEGEN CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheet - September 30, 2006
	and December 31, 2005	1

	Condensed Consolidated Statements of Operations for the
	three and nine months ended September 30, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows for the
	nine months ended September 30, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-9

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations or Plan of Operation	10-12

Item 3.	Control and Procedures	13

PART II - OTHER INFORMATION

Item 6.	Exhibits	14

Signatures		15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$42,063	$408,782
Prepaid expenses	10,000	—

Total current assets	52,063	408,782

Non current assets
Equipment, net of accumulated depreciation of $610	5,486	—

Total assets	$57,549	$408,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bankruptcy liability	$153,019	$153,019
Accounts payable	176,250	201,151
Total current liabilities	329,269	354,170

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $1 par value 10,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, no par value 100,000,000 shares authorized 43,180,683 and 43,180,683 shares issued and outstanding, respectively	44,752,975	44,752,975
Accumulated deficit	(45,024,695)	(44,698,363)

Total stockholders’ equity (deficit)	(271,720)	54,612

Total liabilities and stockholders’ equity	$57,549	$408,782

See accompanying notes to the condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Operating expenses:

Research and Development	99,466	53,447	191,659	187,062
General and Administrative	46,219	108,073	138,409	235,397

Total operating expenses	145,685	161,520	330,068	422,459

Loss from operations	(145,685)	(161,520)	(330,068)	(422,459)

Other income:
Interest income	771	493	3,736	493
Gain on debt settlements	—	65,618	—	112,490
Total other income	771	66,111	3,736	112,983

Loss before income taxes	(144,914)	(95,409)	(326,332)	(309,476)

Income tax expense	—	—	—	—

Net loss	$(144,914)	$(95,409)	$(326,332)	$(309,476)

Per share data:
Net loss per common
share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares
outstanding - basic and diluted	43,180,683	36,261,052	43,180,683	35,267,300

See accompanying notes to the condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:

Net loss	$(326,332)	$(309,476)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	610	—
Issuance of common stock for services rendered	—	120,621
Gain on debt settlements	—	(112,490)
Changes in assets and liabilities:
Prepaid expenses	(10,000)	13,125
Accounts payable	(24,901)	(82,017)
Due from officer		68,285
Net cash flows from operating activities	(360,623)	(301,952)

Cash flows from investing activities:
Purchases of equipment	(6,096)	—
Net cash flows from investing activities	(6,096)	—

Cash flows from financing activities:
Collection of subscription receivable	—	123,250
Proceeds from related party loan	—	127,625
Proceeds from sale of common stock	—	276,000
Net cash flows from financing activities	—	526,875

Net change in cash and cash equivalents	(366,719)	224,923
Cash and cash equivalents, beginning of year	408,782	—

Cash and cash equivalents, end of year	$42,063	$224,923

Supplemental disclosures of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$8,498

Supplemental disclosure of non-cash investing and financing activities

Stock issued upon conversion of related party loans	$—	$127,625

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

At September 30, 2006 and December 31, 2005, the bankruptcy liability was comprised of accounts payable to unsecured creditors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Act of 1934, as amended. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2005 in the Company’s annual report on Form 10-KSB. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Operating results for the periods ending September 30, 2006 are not necessarily indicative of future results.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2006 and December 31, 2005 the Company had cash of $0 and $308,782, respectively, in excess of federally insured limits.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the nine months ended September 30, 2006 and 2005, research and development expenses were comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel.

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

As of September 30, 2006, the Company has no unvested options and did not grant any options to employees during the nine months ended September 30, 2006. The adoption of SFAS 123R did not effect the Company's financial position, results of operations or cash flows for the nine months ended September 30, 2006, but may have a material impact if options are granted in the future.

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

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements. The Company had no outstanding employee stock options at September 30, 2006 and the Company did not grant any options during the nine months ended September 30, 2006 and 2005.

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

The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2006 there were no additional potentially dilutive common shares outstanding. At September 30, 2005 there were 150,000 potentially dilutive shares pursuant to a warrant granted to a vendor.

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the nine months ended September 30, 2006 the Company had no revenues, incurred a net loss of $326,332 and had negative cash flows from operations of $360,622. In addition, the Company had an accumulated deficit of $45,024,695 at September 30, 2006.

These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. The Company's attainment of profitable operations is dependent upon the Company obtaining adequate debt and equity financing, developing products for commercial sale, and achieving a level of sales adequate to support the Company's cost structure. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management plans to raise additional equity or debt financing and continue to develop its products. If management is unsuccessful in raising additional capital, it may be forced to curtail or cease all of its activities and operations.

NOTE 4 - STOCKHOLDERS EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with no par value per share. At September 30, 2006 and December 31, 2005 the Company had 43,180,683 and 43,180,683 shares of common stock outstanding, respectively. The Company's Articles of Incorporation allow the Company to issue up to 10,000,000 shares of Preferred Stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine. No preferred shares have been issued by the Company.

Warrant Activity

The Company issued a warrant to purchase 150,000 shares of Company common stock to a vendor pursuant to a consulting agreement dated August 1, 2005. The warrant had a term of 1.25 years, an exercise price of $0.10 per share vesting in three tranches upon the achievement of certain performance milestones. On February 28, 2006 the Company terminated the contract by its terms prior to the completion of the performance milestones and the warrants expired unvested.

The Company also issued a warrant to purchase 150,000 shares of Company common stock to a vendor pursuant to a consulting agreement dated December 1, 2005. The warrant had a term of 1.25 years, an exercise price of $0.10 per share vesting in three tranches upon the achievement of certain performance milestones. On April 30, 2006 the Company terminated the contract by its terms prior to the completion of the performance milestones and the warrants expired unvested.

Stock Option and Stock Purchase Plan Activity

During the nine months ended September 30, 2006, no options were granted under the Company’s 2000 Stock Option Plan or the 2000 Director Option Plan. No activity has occurred in the Company’s 2000 Employee Stock Purchase Plan or the 2000 Officer Stock Purchase Plan for the nine months ended September 30, 2006. On December 5, 2006, the Company’s Board of Directors terminated the Company’s 2000 Stock Option Plan, 2000 Director Option Plan, 2000 Employee Stock Purchase Plan and the 2000 Officer Stock Purchase Plan.

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

On October 17, 2006 the Company appointed Matthew DeVries as its Chief Financial Officer. A total of 300,000 shares of Company common stock valued at $60,000 using the closing price as of that date of $0.20 were issued to Mr. DeVries and will vest upon the completion of certain performance and time base criteria. The expense for these shares will be recognized in the fourth quarter of 2006.

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

Plan of Operations

We have had no revenues in the nine months ended September 30, 2006 or in fiscal 2004 or 2005, and we have made significant expenditures for research and development. In order to become competitive in a changing business environment, we must continue to make significant expenditures in these areas. Therefore, our operating results will depend in large part on development of a revenue base.

For fiscal 2006 and continuing into 2007, we anticipate that we will continue our research and development efforts for our proprietary lighting technology project and the attendant cost of operations at similar levels as 2005. As of September 30, 2006, we do not have sufficient resources to fund our operations for the next 12 months without raising additional debt or equity financing. During the fourth quarter of 2006 we will require additional funds for our research and development activities for the continued research of our proprietary lighting technology, and in November 2006, Richard Sellers, our Chief Operating Officer and a director advanced us $100,000 for working capital. We will need additional funds in early 2007 to fund our ongoing operations. No additional projects are planned, but there can be no assurances that changes to this plan will not occur. We expect that our capital expenditures related to the development of the technology during fiscal 2006 will not exceed $10,000. Any additional capital expenditures beyond that level will be dependant upon our ability to obtain additional financing. It is not anticipated that, given the current level of funding that any significant changes will occur with the number of employees. Any employees added will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

Results of Operations

Comparison Results for the three months ended September 30, 2006 and 2005

REVENUES. We had no revenues for the three months ended September 30, 2006 and 2005.

RESEARCH AND DEVELOPMENT. For the three months ended September 30, 2006 and 2005 we were involved primarily in a single research project to develop and commercialize our proprietary lighting technology. Research and development expenses increased $46,019 to $99,466 for the three months ended September 30, 2006 compared to $53,447 for the three months ended September 30, 2005. For the three months ended September 30, 2006 and 2005, the expenses are comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property, travel and supplies. The increase for the three months ended September 30, 2006 is primarily due to increased technical consulting expenses for the development of our lighting technology and legal expense increased related to the protection of intellectual property when compared to the three months ended September 30, 2005.

GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of compensation expenses related to stock issuances, professional and legal fees, consulting expenses, insurance, travel and general corporate related overheads and office expenses. General and administrative expenses decreased $61,854 to $46,219 for the three months ended September 30, 2006 compared to $108,073 for the three months ended September 30, 2005. The decrease is due primarily to decreases in stock compensation expense and decreases in consulting expenses for the three months ended September 30, 2006 as compared three months ended September 30, 2005. In the three months ended September 30, 2005, issuances of common stock resulted in a non-cash expense of $28,113 for which there was no comparable expense in the three months ended September 30, 2006.

OTHER INCOME. Other income for the three months ended September 30, 2006 is comprised of interest income of $771 for as compared to $493 for the prior year comparable period. Other income for the three months ended September 30, 2005 also includes a gain on debt settlements of $65,618 for which there was no comparable amount in the three months ended September 30, 2006.

Comparison of Results for the nine months ended September 30, 2006 and 2005

REVENUES. We had no revenues for the nine months ended September 30, 2006 and 2005.

RESEARCH AND DEVELOPMENT. For the nine months ended September 30, 2006 and 2005 we were involved primarily in a single research project to develop and commercialize our proprietary lighting technology. Research and development expenses increased $4,597 to $191,659 for the nine months ended September 30, 2006 compared to $187,062 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, the expenses are comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property, travel and supplies. The increase for the nine months ended September 30, 2006 is primarily due to increased technical consulting expenses and increased legal expenses for the protection of intellectual property offset by decreased international travel as we transitioned to domestic sourcing.

GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of compensation expenses related to stock issuances, professional and legal fees, consulting expenses, insurance, travel and general corporate related overheads and office expenses. General and administrative expenses decreased $96,988 to $138,409 for the nine months ended September 30, 2006 compared to $235,397 for the nine months ended September 30, 2005. The decrease is due primarily to decreases in stock compensation expense partially offset by increases in professional fees related to public company reporting for the nine months ended September 30, 2006 as compared to the prior year period. In the nine months ended September 30, 2005, stock issuances of common stock resulted in a non-cash expense of $110,638 for which there was no comparable expense in the nine months ended September 30, 2006.

OTHER INCOME. Other income for the nine months ended September 30, 2006 is comprised of interest income of $3,736 compared to $493 for the nine months ended September 30, 2005. Other income and expense for the nine months ended September 30, 2005 is comprised of a gain on debt settlements of $112,490 for which there was no comparable amount in the nine months ended September 30, 2006.

Liquidity and Capital Resources

Our cash and cash equivalents of as of September 30, 2006 of $ 42,063 are not sufficient to support current levels of operations through fiscal 2006 and it will be necessary for us to seek additional financing.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at September 30, 2006. There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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