Form 10KSB
period 2006-12-31
TELEGEN CORP /CO/
filed 2007-02-23
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

For the fiscal year ended December 31, 2006, the issuer’s revenues were $0. As of February 21, 2007, the aggregate market value of issuer’s voting stock held by non-affiliates was $9,717,604 based on the average of the bid and ask prices of such stock on that date of $0.30, as reported on the Pink Sheets.

On February 21, 2007 there were 47,830,683 shares of Registrant’s common stock, no par value, issued and outstanding.

 Documents Incorporated By Reference:    None

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

The forward-looking statements contained herein involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by management to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: our losses from period to period; our current dependence on a limited number of key suppliers and investors; our ability to successfully market and sell our products in view of changing trends, acceptance of products and other factors affecting market conditions; technological advances by our competitors; capital needs to fund operations and development programs; delays in the manufacture of new and existing products by us or third party contractors; the loss of any key employee; the outcome of any litigation; changes in governmental regulations; and availability of capital on terms satisfactory to us. We do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

For a discussion of some of the factors that may affect our business, results and prospects, see “ITEM 1.- OUR BUSINESS” and “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART I

ITEM 1. OUR BUSINESS

Overview

Telegen Corporation is a research and development company focused on developing proprietary light-emitting technology. We believe that if we are successful in developing our technology, it could have varied commercial applications. However, the commercial viability of our light-emitting technology is largely dependent on research and development results and specific markets as determined as a result of the same. We currently have no commercial products and no revenues, and we have no established timeline to bring a commercial product to market or generate revenue.

We are a California corporation, originally incorporated on August 30, 1996. Our shares of common stock are presently quoted on the Pink Sheets under the symbol “TEGN”. We have four inactive subsidiaries. The inactive subsidiaries are Telegen Display Corporation (“TDC”), a California corporation and our wholly-owned subsidiary, Telegen Communications Corporation (“TCC”), a California corporation and our wholly-owned subsidiary, Telegen Display Laboratories, Inc., (“TDL”) a California corporation and our wholly-owned subsidiary, and Telisar Corporation, a California corporation and our majority-owned subsidiary. Our corporate offices are located at 1830 Gateway Drive (Suite 200) San Mateo, CA 94404 and our telephone number is 650-292-9658. See “- Our History” below for further discussion of our prior history.

Peterson Sullivan, PLLC, our independent registered public accounting firm, in their opinion on our financial statements for the year ended December 31, 2006, raised substantial doubt about our ability to continue as a going concern. Moreover, Singer, Lewak, Greenbaum & Goldstein LLP, our previous independent registered public accounting firm in their opinion on our financial statements for the year ended December 31, 2005, have also raised substantial doubt about our ability to continue as a going concern. For further information regarding this, see Note 3 to our Consolidated Financial Statements included in this Annual Report.

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

While researching the flat panel market, we determined that market potential might exist in the lighting industry utilizing some of our prior proprietary technology and recent technology developments from our research and development activities. We believe that the continuation of development efforts on this new technology is the best use of our current resources and we have focused our efforts and resources on developing proprietary lighting technology. Beginning in 2004 through today, we have engaged several research consultants under work for hire contracts to assist in our development efforts of our new lighting technology.

We are currently performing methods research and manufacturing proof of concept prototypes. We are also developing the necessary documentation, and we have applied for patent protection on our proprietary technology. There can be no assurances that any such patent application will be approved or any patents granted. Although we believe that our light-emitting technology is technologically feasible, there can be no assurances that feasibility will be achieved or if achieved that a market for the technology will be sufficient to enable us to generate revenues or achieve profitable operations.

We believe that the primary market for our light-emitting technology is the general illumination market, where incandescent, halogen, fluorescent and LED light emitters are utilized. Other potential markets are electronic signs, billboards, traffic signals, as well as specialized military and industrial applications.

Our emphasis on lighting technology research will command management’s primary attention for the foreseeable future. It will also comprise the primary use of our limited financial resources. Our near-term success will depend largely on our ability to continue to develop our light emitting technology, achieve proof of concept and protect the technology developed through patents and trade secrets, and obtain funding to finance our operations until we are able to generate meaningful revenue. In addition, our success will depend on our ability to develop products that meet industry standards and that are accepted in the marketplace at a level sufficient for us to achieve profitable operations. If we are unable, for technological, competitive, financial or other reasons, to successfully develop our technology and commercial products in a timely manner or respond to changes in the industry or if products or product enhancements that Telegen develops do not achieve market acceptance, our business and results of operations will be materially adversely affected.

The Lighting Industry Market

We believe the primary market for our light-emitting technology is the General Illumination Market, where incandescent, halogen, fluorescent and LED light emitters are utilized. According to Strategies Unlimited of Mountain View California, the General Illumination Market is an estimated $12 to $15 billion market segment, and we believe our technology could be utilized in major areas of this market segment. This market segment is highly competitive and traditionally dominated by several large competitors such as General Electric Company, Phillips Electronics NV, Osram Sylvania, the North American operation of OSRAM GmbH, Germany, Siemens AG, Ushio Inc. These entities possess far more substantial financial, human and other resources than we do. In the past decade, other smaller rapidly growing companies have entered this market due to the outsourcing of manufacturing on a non-exclusive basis by these large corporations and other market factors. Distribution in this market segment is primarily through numerous distributors (typically regional) or directly from manufacturers to larger retailers.

Significant lighting market drivers are size, cost, brightness, color rendering (CRI), mercury free and energy efficiency. We are directing our research efforts with awareness of these market drivers and believe our light emitting technology will have advantages in this market space.

The largest segment in the General Illumination Market is the common household and commercial light bulb style applications with the R-30 style light bulb, our most likely initial product, one of the largest sub-market segments. There are over 16 million bulbs of this type purchased in the state of California annually according to sources at the California Lighting and Technology Center.

Other potential markets are electronic signs, billboards, traffic signals, as well as industrial, horticultural and specialized military applications.

Our Intellectual Property, Patents and Proprietary Rights

We have filed two U.S. patent applications on our proprietary lighting technology, and we expect to file a third patent application in the first quarter of 2007 and for additional patent protection as appropriate. We believe that our technology has unique aspects that are patentable; however, there can be no assurances that any patent will be issued or if issued that it will be defensible.

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

Regulatory Issues

Any commercial products that we attempt to develop based on our proprietary light-emitting technology may require certifications from Underwriters Laboratories or other certifying agencies and may be subject to other regulatory approvals. The approvals and certifications required will be determined based upon the market that we enter with our proprietary lighting technology.

Marketing and Sales

Currently we have no sales and marketing efforts as we are primarily a research and development company; however, we have engaged consultants to analyze and evaluate the marketability of our light-emitting technology as envisioned. Based on the information obtained and industry interviews performed by consultants, we believe that the technology could prove to have a viable market, but can give no assurances that any such market will develop.

In the state of California, certain utilities are required by law to invest 0.15% of their gross revenue to introduce energy saving devices to the market. They do so by providing incentives to all market channel levels. One form of incentives is by providing cash rebates to manufacturers, stores and consumer. As part of our market and sales due diligence, in November 2006, we attended the California Lighting Technology Forum attended by all major California utilities and the director of the California Energy Commission, and in 2005 and 2006 we attended LightFair, the largest lighting related trade show in the U.S.

We believe that initial sales would most likely occur though independent regional distributors and direct purchases by utility companies. However, we currently do not have any distribution relationships, and these may never develop.

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

In June 2005, the board of directors appointed Mark Weber to the board. In October 2006, the board of directors appointed Charles E. Hunt to the board, bringing the total number of directors on the board to seven, and appointed Matt DeVries as our new Chief Financial Officer.

Settlements with Creditors

During 2005 we contacted certain creditors to settle and obtain releases for an aggregate of $535,174 of our historic liabilities with eight vendors for aggregate consideration of cash of $83,468 and the issuance of 380,198 shares of common stock valued at $15,208, recorded as a “Gain on debt settlements” of $436,498 in the accompanying consolidated statement of operations for the year ended December 31, 2005.

Private Placements of Common Stock

Beginning on December 28, 2006 and ending on January 4, 2007 we sold an aggregate of 3,400,000 shares of common stock to a group of five accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended, at a purchase price of $0.125 per share for gross proceeds of $425,000 to be used for working capital. Mark Weber, one of our directors, participated in the private placement, purchasing 400,000 shares for $50,000 and Richard Sellers, an officer and director converted $100,000 that he had advanced to us on November 16, 2006 into 800,000 shares of common stock. The purchases by Mr. Weber and Mr. Sellers were made on identical terms to all other investors.

During 2005 and ending on October 31, 2005, we sold an aggregate of 6,000,000 shares of common stock to a group of 19 accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended, at a purchase price of $0.10 per share for gross proceeds of $600,000 to be used for working capital. Mark Weber, one of our directors, participated in the private placement, purchasing 90,000 shares for $9,000 and Richard Sellers, an officer and director, purchased 1,000,000 shares for $100,000. The purchases by Mr. Weber and Mr. Sellers were made on identical terms to all other investors.

During 2004 and ending on May 30, 2004, we sold an aggregate of 9,563,898 shares of common stock to a group of five accredited non-U.S. investors pursuant to Regulation S under the Securities Act of 1933, as amended, at a purchase price of $0.045 per share, for gross proceeds of $430,375 to be used for working capital.

Employees

As of December 31, 2006 we had two part-time employees, Richard Herring our Chief Executive Officer and Richard Sellers our Chief Operating Officer, working on managing technology development and day to day operations. Mr. Herring and Mr. Sellers have not been paid any cash salaries. In 2006, we granted shares of restricted common stock for the services of these officers. Mr. Sellers received 400,000 restricted shares and Mr. Herring 200,000 restricted shares, respectively. The ability and timing of hiring full time employees directly relates to our technology development timelines and obtaining adequate funding.

Consultants

All operations and technological development to date have been made through independent consultants and strategic vendors on a work for hire contract basis. Consultants will continue to be the human resource for us until such a time that our technology warrants hiring full time employees and sufficient funding is obtained to expand the operations.

ITEM 2. PROPERTIES

We own no real property and have no long-term lease obligations. Our corporate headquarters are leased on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

We have no pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are presently quoted on the Pink Sheets under the symbol TEGN. Listed below are the high and low sale prices for the shares of our common stock during the years ended December 31, 2006 and 2005. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2005
First Quarter (ended March 31, 2005)	$0.050	$0.030
Second Quarter (ended June 30, 2005)	0.070	0.035
Third Quarter (ended September 30, 2005)	0.270	0.070
Fourth Quarter (ended December 31, 2005)	0.550	0.080

Fiscal 2006
First Quarter (ended March 31, 2006)	0.380	0.160
Second Quarter (ended June 30, 2006)	0.300	0.120
Third Quarter (ended September 30, 2006)	0.250	0.120
Fourth Quarter (ended December 31, 2006)	0.300	0.120

On December 5, 2006 the board of directors terminated the 2000 Stock Option Plan, 2000 Director Stock Option Plan, 2000 Employee Stock Purchase Plan and 2000 Officer Stock Purchase Plan. There were no grants of options or purchase rights outstanding under any of these plans and there has been no activity for the years ended December 31, 2006 and 2005.

As of December 31, 2006 there were 47,430,683 shares issued and outstanding and approximately 635 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name. No dividends have ever been paid to holders of our common stock, and we do not anticipate paying dividends in the future.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal year ended December 31, 2006, which were not registered under the Securities Act.

•
On October 17, 2006 we issued an aggregate of 900,000 shares of common stock to our corporate officers for services they performed for us. Richard Herring, our Chief Executive Officer received 200,000 shares, Richard Sellers, our Chief Operating Officer received 400,000 shares and Matthew DeVries, our Chief Financial Officer received 300,000 shares. The price of the shares was $0.20 as determined by the closing market price as of the date of issuance. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

•
On October 17, 2006 we issued an aggregate of 300,000 shares of common stock to Charles Hunt upon his appointment to our Board of Directors. The price of the shares was $0.20 as determined by the closing market price as of the date of issuance. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

•
On October 17, 2006 we issued an aggregate of 50,000 shares of common stock to a vendor for services rendered. The price of the shares was $0.20 as determined by the closing market price as of the date of issuance. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

•
From December 28, 2006 to January 4, 2007 we sold an aggregate of 3,400,000 shares of common stock to a group of 5 accredited investors at a purchase price of $0.125 per share for gross proceeds of $425,000 to be used for working capital. Mark Weber, one of our directors, participated in the private placement, purchasing 400,000 shares and Richard Sellers, an officer and director, purchased 800,000 shares through the conversion of his November 16, 2006 cash advance. The purchases by Mr. Weber and Mr. Sellers were made on identical terms to all other investors in the private placement. No commissions were paid in the private placement. The shares were offered and sold pursuant to the exemption from registration under Regulation D of the Securities Act.

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

At December 31, 2006 our Independent Registered Public Accounting Firms, Peterson Sullivan, PLLC has raised substantial doubt about our ability to continue as a going concern. See “Note 3” to our Consolidated Financial Statements.

Overview

Telegen Corporation is a research and development company focused on developing proprietary light-emitting technology. We believe that if we are successful in developing our technology, it could have varied commercial applications. The commercial viability of our light-emitting technology is largely dependent on research and development results and specific markets determined as a result of the same. We currently have no commercial products and no revenues and we have no established timeline to develop a commercial product or to generate revenue.

Plan of Operations

We have had no revenues in either fiscal 2006 or 2005, and we have made significant expenditures for research and development. In order to become competitive in a changing business environment, we must continue to make significant expenditures in these areas. Therefore, our operating results will depend in large part on the results of our research and development and our ability to generate revenue from those efforts.

For fiscal 2007, we anticipate that we will continue our research and development efforts for our proprietary lighting technology project and the attendant cost of operations at similar levels as 2006. As of December 31, 2006, we do not have sufficient resources to fund our operations through 2007 without raising additional debt or equity financing. We expect that during the second quarter of 2007 we will require additional funds for our research and development activities for the continued research of our proprietary lighting technology. No additional projects are planned, but there can be no assurances that changes to this plan will not occur. We expect that our capital expenditures related to the development of the technology during fiscal 2007 will not exceed $10,000. It is not anticipated that, given the current level of funding that any significant changes will occur with the number of employees. Any employees added will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

Results of Operations for the Fiscal Years ended December 31, 2006 and 2005

Research and Development Expenses

For the twelve months ended December 31, 2006 and 2005 we were involved in a single project to develop and commercialize our proprietary lighting technology. Research and development expenses increased $69,288 to $316,422 for the year ended December 31, 2006 compared to $247,134 for the year ended December 31, 2005. For the years ended December 31, 2006 and 2005, research and development expenses were comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel. A non-cash charge for compensation expense of $60,000 for the issuance of 300,000 shares of common stock to Charles Hunt, a member of our board of directors and one of our technical consultants is included in the year ended December 31, 2006. The increase in the twelve months ended December 31, 2006 is due primarily to this increased compensation expense, as well as increased technical consulting expenses related to the ramp up of the development of our lighting technology. We do not have an established timeline for the completion of this project, as the results are not certain and as such, cannot estimate the costs that are required to develop a commercially viable product. If we are unable to develop a product that is commercially viable with the resources available to us, we will need to discontinue our current development efforts and either seek alternative projects or possibly curtail or cease our operations.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2006 and 2005 are comprised primarily of compensation expenses related to stock issuances, professional and legal fees, consulting expenses, insurance, travel, general corporate related overheads and office expenses. General and administrative expenses increased by $5,659 to $408,105 for the year ended December 31, 2006 compared to $402,446 for the year ended December 31, 2005. The increase is due primarily to increases in professional fees related to public company filings incurred in 2006 partially offset by decreases in corporate related travel expenses. In fiscal 2006, non-cash compensation expense for stock issued to certain directors, officers and consultants was $190,000 compared to $171,138 for fiscal 2005.

 Other Income

Other income and expense for fiscal 2006 is comprised of interest income of $3,857, an increase of $1,868 when compared to $1,989 for fiscal 2005. The increase in interest income is due to higher average cash balances for fiscal 2006 when compared to fiscal 2005. Other income for fiscal 2005 also includes a gain on debt settlements of $436,498 relating to the settlement of $535,174 of its historic liabilities with nine vendors for aggregate consideration of cash of $83,468 and 380,198 shares of common stock valued at $15,208, resulting in a gain on debt settlements of $436,498.

 Liquidity and Capital Resources

Our cash and cash equivalents of $289,795 as of December 31, 2006 are not sufficient to support our operations through fiscal 2007 and it will be necessary for us to seek additional financing.

Historically, we have funded our operations primarily through private placements of shares of unregistered common stock with accredited individual and institutional investors and advances from our officers and directors.

Richard Sellers, our Chief Operating Officer and a director, provided funding during fiscal 2006 for operations. On November 16, 2006, Mr. Sellers advanced cash in an aggregate amount of $100,000, which he subsequently converted into 800,000 shares of common stock on December 28, 2006 at a price of $0.125 per share.

From December 28, 2006 to January 4, 2007 we sold an aggregate of 3,400,000 shares of common stock to a group of 5 accredited investors at a purchase price of $0.125 per share for gross proceeds of $425,000 to be used for working capital. The gross proceeds include the $100,000 advanced by Mr. Sellers.

We will need to raise working capital to sustain our operations through one or more debt or equity financings. Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. Our officers or directors may make further cash advances to us to fund operations from time to time; however, no officer or director is obligated to make any such advances. There can be no assurances that further cash advances or debt or equity financings, when and if made, will be sufficient to sustain our required levels of operations. In addition, if necessary, we may explore strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction. If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed would have a material adverse effect on our financial position, results of operations and our ability to continue in existence. Our auditors added an explanatory paragraph to their opinion on our fiscal 2006 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”, which is an amendment of SFAS Nos. 133 and 140. This statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on our financial statements.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that adoption of this standard will not have a material impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes that adoption of this standard will not have a material impact on our financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect that the adoption of SFAS No. 158 will have a significant impact on our consolidated results of operations or financial position.

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

We incurred losses in fiscal 2006 of $723,870 and have an accumulated deficit of $45,422,233 as of December 31, 2006. In addition, we expect to increase infrastructure and operating expenses to fund our anticipated growth. We cannot predict when or whether we will ever generate a profit or otherwise establish a return on invested capital. There can be no assurances that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

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

Our audited financial statements have been prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firm has stated in their report on our 2006 financial statements that our recurring losses from operations and our difficulties in generating cash flow to meet our obligations and sustain our current level of operations raise substantial doubt about our ability to continue as a going concern.

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

Our future success will depend in significant part upon the continued services of our two employees and certain key consultants, and our ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel when needed. Competition for quality personnel is intense, and there can be no assurance that we can retain our existing key personnel or that we will be able to attract, assimilate and retain such employees in the future when needed. The loss of key personnel or the inability to hire, assimilate or retain qualified personnel in the future could have a material adverse effect upon our business.

We may be materially disadvantaged if we fail to keep pace with technological changes.

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

Risks Relating to our Common Stock

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

Our common stock is subject to certain rules and regulations relating to “penny stock.” A “penny stock” is generally defined as any equity security that has a price less than $5.00 per share and that is not quoted on the NASDAQ Stock Market or a national securities exchange. Being a penny stock generally means that any broker who wants to trade in our shares (other than with established clients and certain institutional investors) must comply with certain “sales practice requirements,” including delivery to the prospective purchaser of the penny stock a risk disclosure document describing the penny stock market and the risks associated therewith. These penny stock rules make it more difficult for broker-dealers to recommend our common stock, and as a result, our stock holders may have difficulty in selling their shares in the secondary trading market. This lack of liquidity may also make it more difficult for us to raise capital in the future through the sale of equity securities.

We may be subject to sanctions from the SEC or NASD due to our failure to timely file periodic reports with the SEC.

From 2003 through December 2006, we were not in compliance with our reporting obligations under the Securities Exchange Act of 1934. In particular, we have failed to file any required annual, quarterly and other periodic reports since January 2003. We may be subject to sanctions from the SEC or from the NASD as a result of our deficient filings. Any such action may have an adverse effect on us or on the trading of our common stock. In December 2006, we filed with the SEC our annual report on Form 10-KSB for the year ended December 31, 2005 and our quarterly reports on Form 10-QSB for each of the quarterly periods during fiscal 2006.

ITEM 7. FINANCIAL STATEMENTS

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our former independent registered public accounting firm, Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) was dismissed effective December 7, 2006. The decision to dismiss SLGG was approved by our Board of Directors which presently serves as the Audit Committee. SLGG’s audit report on our consolidated financial statements for fiscal years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles; however, it contained an explanatory paragraph regarding our ability to continue as a going concern.

During our two most recent fiscal years and the subsequent interim period through the date of SLGG’s dismissal on December 7, 2006 there were no disagreements with SLGG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of SLGG, would have caused SLGG to make reference to the subject matter of such disagreements in connection with its opinions. In addition, no reportable events, as defined in Item 304(a)(1)(iv) of Regulation S-B, occurred during our fiscal years ended December 31, 2005 and 2004 and the subsequent interim period through the date of SLGG’s dismissal.

Effective December 7, 2006, we engaged Peterson Sullivan PLLC as our new independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2006. The Board of Directors, which presently serves as the Audit Committee, approved the engagement of Peterson Sullivan after conducting a review of candidate accounting firms and made the decision to engage Peterson Sullivan to review the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006 as well as to audit our financial statements for the year ending December 31, 2006. During the two most recent fiscal years and the interim period through the date of engagement of Peterson Sullivan, we have not consulted with Peterson Sullivan regarding any matter or event.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at December 31, 2006. There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2006.

Name	Age	Title
Duncan Troy	47	Chairman of the Board
Richard N. Herring	68	Chief Executive Officer and Director
Richard G. Sellers	46	Chief Operating Officer and Director
Mark Weber	50	Director
Charles Hunt		Director
Matthew DeVries	44	Chief Financial Officer
Jessica L. Stevens	50	Director
Bonnie A. Crystal	54	Director

Our directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Our officers serve at the discretion of the board of directors. There are no arrangements or understandings among any of our directors or officers. There are no family relations among any of our directors or officers.

As of December 31, 2006, two members of our Board of Directors, Mark Weber and Duncan Troy were “independent” within the meaning of the listing standards of The NASDAQ Stock Market.

The principal occupations and brief summary of the background of each of our directors and executive officers during the past five years is as follows:

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

RICHARD N. HERRING was elected to our board effective February 28, 2004, and has served as our Chief Executive Officer since May 2004. Mr. Herring was a former Telegen Advisory Board member and has served as the Executive Director of Engineers Without Borders - USA (“EWB-USA”) from 2002 through 2005.  EWB-USA is a non-profit corporation which attempts to help disadvantaged communities improve their quality of life through implementation of environmentally and economically sustainable engineering projects.  From January 2001 to July 2002 he served as the CEO of 4C Corporation, a non-profit entity focused on church development.  From April 1998 to August 1999 Mr. Herring served as the CEO of Spectral Solutions, Inc., a company focused on cellular telephone enhancement products; Spectral Solutions, Inc. was acquired by ISCO INT’L and Mr. Herring served as the COO of ISCO INT’L from August 1999 to December 2000.  From January 1995 to December 1997 Mr. Herring served as the CEO of Earth Watch, Inc., a company focused on remote sensing technology. Prior to this, Mr. Herring worked at Ball Aerospace for 27 years in increasing levels of management including President of the Space Systems Division and being COO of five divisions of the group before spinning Digital Globe out as an independent company.

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

MARK WEBER was appointed to our board effective June 15, 2005.  Mr. Weber has been a marketing consultant, strategic planner and senior business advisor to financial services companies, technology companies and emerging growth companies since 1988. Mr. Weber has been involved in raising private capital and launching start up, emerging growth technology companies and new banks the past 20 years. He has been the President of Weber Marketing Group since its launch in 1988. WMG is the 12 th largest marketing agency in Washington State and a national provider of marketing consulting and branding services to financial services and technology companies across the U.S. Mr. Weber was a founder and board member of Pacifica Bank from 1998 to 2005, helping raise $15 million to launch the bank. Pacifica Bank was a SEC registered business bank sold in 2005 to United Bank California (UCBH). Mr. Weber also served as Chairman of the Compensation Committee at Pacifica from 2002 to 2005. Mr. Weber has served as an advisory board member of several technology and emerging growth companies between 1990 and 2001. He has been on the Board of Trustees of the Noemi Fund, a part of Agros International since 2003.

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

Audit Committee Financial Expert

Our entire Board of Directors currently functions as the Audit Committee. Due to our lack of operations, we do not have an “audit committee financial expert” serving on the Board, but we intend to locate such expert when possible.

Policy on Stockholder Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, from those set forth in our annual report on Form 10-KSB for the year ended December 31, 2005.

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

Other than Matthew DeVries timely filing a Form 3 upon his appointment as our Chief Executive Officer, we believe that none of our officers, directors, or 10% stockholders complied with their Section 16(a) filing obligations during the fiscal year ended December 31, 2006. In particular, we are aware of the following deficiencies:

•	Richard Herring, our Chief Executive Officer and a director, failed to file a Form 4 to report a stock grant to him in 2006;

•
Richard Sellers, our Chief Operating Officer and a director, failed to file a Form 4 to report a stock grant to him in 2006, four transactions in which he gifted shares in 2006, and his purchase of shares in our private placement in December 2006;

•	Matthew DeVries, our Chief Financial Officer, failed to file a Form 4 to report a stock grant to him in 2006;

•	Duncan Troy, our Chairman of the Board, failed to file Forms 4 to report nine sales of common stock during 2006;

•	Charles Hunt, one of our directors, failed to file a Form 3 upon his appointment to the Board and failed to file a Form 4 for a share issuance in 2006;

•	We do not have any information regarding any stock transactions by Board members Jessica Stevens and Bonnie Crystal.

Code of Ethics

Due to our lack of employees and limited operations, we have not yet adopted a Code of Ethics applicable to our principal executive officer, principal financial and accounting officer or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended December 31, 2006 and 2005 by our principal executive officer (the “Named Executive Officer”). None of our executive officers received total compensation in excess of $100,000 during fiscal 2006 or 2005.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Herring
Chief Executive	2006	-	-	$40,000	(1)	-	-	-	-	$40,000
Officer, Principal	2005	-	-	-		-	-	-	-
Executive Officer

(1)
On October 17, 2006, we issued 200,000 shares of our common stock to Mr. Herring for his service as our Chief Executive Officer. The value was determined using the closing market price of $0.20 on the date of grant.

Narrative Disclosure to Summary Compensation Table

We do not have an employment agreement in place with our Named Executive Officer, and we do not pay him salary, bonus or other cash compensation. During fiscal 2006, we awarded him 200,000 restricted shares of common stock, valued at the closing market price of $0.20 per share on the date of grant.

In addition, we do not have agreements with our Named Executive Officer providing for payments, whether from resignation, retirement or other termination of employment, resulting from a change of control.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Herring	–	–	–	–	–	–	–	–	–

Compensation of Directors

The following table summarizes data concerning the compensation of our directors for the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Duncan Troy	-	-		-	-	-	-		-
Richard Herring	-	-		-	-	-	-		-
Richard Sellers	-	-		-	-	-	-		-
Mark Weber	-	-		-	-	-	-		-
Charles Hunt	-	$60,000	(1)	-	-	-	$79,260	(2)	$139,260
Jessica Stevens	-	-		-	-	-	-		-
Bonnie Crystal	-	-		-	-	-	-		-

(1)
On October 17, 2006, we issued 300,000 shares of our common stock to Mr. Hunt for service on our board of directors. The value was determined using the closing market price of $0.20 on the date of grant.

(2)	Comprised of hourly based fees charged to us for services rendered.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information regarding the beneficial ownership of our common stock as of February 21, 2007, based on information available to us by the following persons or groups:

•	each person who is known by us to own more than 5% of the outstanding common stock;

•	each of our directors;

•	the Named Executive Officer; and

•	all of our executive officers and directors, as a group.

Name and Address	Number of Shares Beneficially Owned (1)	Percent

Richard Sellers	5,660,212	11.8%
Michael Moors (2) Eaton Cottage Eaton Congleton UK CW12 2NA	5,258,364	11.0
Polymer Holdings, Ltd. Broomhill Road Stonehaven, UK AB39 2NH	3,538,889	7.4
Jessica L. Stevens 204 E. 2nd Ave # 256 San Mateo, CA 94401	2,477,111	5.2
Duncan Troy (3)	2,422,663	5.1
Eric Broadley Little Farm Causway Road Huntington, Cambridgeshire UK PE17 3AS	2,289,917	4.8
SG Trust (Asia), Ltd. 80 Robinson Road 28 th Floor Singapore 068898	2,221,489	4.6
Bonnie Crystal 204 E. 2 nd Ave #256 San Mateo, CA 94401	1,845,818	3.9
Richard Herring	1,315,000	2.7
Mark Weber (4)	1,147,866	2.4
Charles Hunt	300,000	**
All Directors and Executive Officers as a Group (8 persons) (5)	15,468,670	32.3%

** Less than one percent

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

(2) Includes 4,325,030 shares owned by Mr. Moors and 933,334 shares held by Private Equity III Ltd., an investment entity of which Duncan Troy is the holder of 12.5% and Michael Moors 18.75% of the issued share capital and both are Directors. Mr. Moors disclaims beneficial ownership of the shares in Private Equity III Ltd. except to the extent of his pecuniary interest.

(3)   Includes 1,489,329 shares owned by Mr. Troy and 933,334 shares held by Private Equity III Ltd., an investment entity of which Duncan Troy is the holder of 12.5% and Michael Moors 18.75% of the issued share capital and both are Directors. Mr. Troy disclaims beneficial ownership of the shares in Private Equity III Ltd. except to the extent of his pecuniary interest.

(4) Includes 990,000 shares held by Mr. Weber and 157,866 shares held by Weber Marketing Group, Inc., a marketing agency wholly owned by Mr. Weber.

(5) Consists of Duncan Troy, Richard Herring, Richard Sellers, Mark Weber, Charles Hunt, Matthew DeVries, Jessica Stevens and Bonnie Crystal.

 Securities Authorized for Issuance Under Equity Compensations Plans

On December 5, 2006 the Board of Directors terminated the 2000 Stock Option Plan and the 2000 Director Option Plan. We do not presently have in place any equity compensation plan or plans under which shares of our common stock may be issued.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

On October 17, 2006 the board of directors granted Richard Sellers 400,000 shares of common stock valued at $80,000 using the closing price as of that date of $0.20 for service as our Chief Operating Officer. In addition, the board of directors granted 200,000 shares valued at $40,000 using the closing price as of that date of $0.20 to Richard Herring for services as our Chief Executive Officer. We recorded the value of the shares as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2006.

On October 17, 2006 the board of directors appointed Charles Hunt to our board of directors. A total of 300,000 shares of common stock valued at $60,000 using the closing price as of that date of $0.20 were granted upon Mr. Hunt’s acceptance of the Board nomination. We recorded the value of the shares as research and development expense in the accompanying statement of operations for the year ended December 31, 2006. In addition, we paid Mr. Hunt fees of $79,260 for research and development services rendered.

On October 17, 2006 the board of directors appointed Matthew DeVries as our Chief Financial Officer. A total of 300,000 shares of our common stock valued at $60,000 using the closing price as of that date of $0.20 were granted upon Mr. DeVries’ satisfaction of certain performance and time based vesting criteria which occurred on December 22, 2006. We recorded the value of the shares as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2006. In addition, we paid Mr. DeVries fees of $28,348 for services rendered.

On November 16, 2006, Richard Sellers, our COO and a Director, advanced us $100,000 which, on December 28, 2006 he converted into common stock at a price of $0.125. Mr. Sellers converted his stock as part of his participation in the private placement of common stock at the price the shares were offered to third parties.

On January 4, 2007, Mark Weber, a member of our Board or Directors, purchased 400,000 shares of our common stock at a price of $0.125 per share for a total purchase price of $50,000. The price was the same as that paid by third parties in the private placement.

Except as otherwise disclosed herein, none of our directors, executive officers, principal stockholders, or any associate or affiliate thereof had any material interest, direct or indirect, in any transaction during the fiscal year ended December 31, 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.		Description

3.1	(1)	Amended and Restated Articles of Incorporation of Telegen Corporation dated June 30, 2000

3.2A	(2)	Bylaws of Telegen Corporation

3.2B	(3)	Certificate of Amendment of Bylaws effective August 6, 1997

21.1	(4)	List of Subsidiaries

31.1	**	Rule 13a-14(a)/15d-14(a) Certification of Richard Herring

31.2	**	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries

32.1	**	Certification of Richard Herring, CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**      Filed herewith

(1)	Previously filed as an exhibit to, and incorporated herein by reference from, our Form 8-K filed on December 20, 2000.

(2)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-QSB as filed with the Commission on November 12, 1996.

(3)	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K filed on April 15, 1998.

(4)	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K filed on April 1, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Peterson Sullivan, PLLC for Fiscal 2006 and 2005

The following is a summary of the aggregate fees billed to us by Peterson Sullivan PLLC for the fiscal years ended December 31, 2006 and 2005:

	Fiscal 2006	Fiscal 2005

Audit Fees	$9,383	$—
Audit Related Fees	—	—
Tax Fees (1)	—	—
All Other Fees	—	—
TOTAL Fees	$9,383	$—

Fees Paid to Singer Lewak Greenbaum & Goldstein LLP for Fiscal 2006 and 2005

The following is a summary of the aggregate fees billed to us by Singer, Lewak, Greenbaum & Goldstein LLP for the fiscal years ended December 31, 2006 and 2005:

	Fiscal 2006	Fiscal 2005

Audit Fees	$51,664	$20,280
Audit Related Fees	—	—
Tax Fees (1)	—	15,459
All Other Fees	—	—
TOTAL Fees	$51,664	$35,739

(1)   Tax fees for fiscal 2005 consisted of fees relating to the preparation of state and federal tax returns.

Policy for Approval of Audit and Permitted Non-Audit Services

Our Board of Directors, which serves as our audit committee, reviews the scope and extent of all audit and non-audit services to be provided by the independent auditors, including any engagement letters, and reviews and pre-approves all fees to be charged for such services. The Board of Directors may establish additional or other procedures for the approval of audit and non audit services that our independent auditors perform. In pre-approving services to be provided by the independent auditors, the Board of Directors considers whether such services are consistent with applicable rules regarding auditor independence.

The Board approved the tax services provided by Singer, Lewak, Greenbaum & Goldstein LLP during fiscal 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEGEN CORPORATION

Date: February 23, 2007	By:	/s/ Richard Herring
Richard Herring Chief Executive Officer and Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Duncan Troy	Chairman of the Board	February 23, 2007
Duncan Troy

/s/ Richard N. Herring	Chief Executive Officer and Director	February 23, 2007
Richard N. Herring	( Principal Executive Officer )

/s/ Richard G. Sellers	Chief Operating Officer and Director	February 23, 2007
Richard G. Sellers

/s/ Matthew DeVries	Chief Financial Officer	February 23, 2007
Matthew DeVries	( Principal Financial Officer and Principal Accounting Officer )

/s/ Mark Weber	Director	February 23, 2007
Mark Weber

/s/ Charles Hunt	Director	February 23, 2007
Charles Hunt

Director
Jessica L. Stevens

Director
Bonnie Crystal

TELEGEN CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Telegen Corporation
San Mateo, California

We have audited the accompanying consolidated balance sheet of Telegen Corporation and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telegen Corporation and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company incurred a net loss of $723,870, and it had negative cash flows from operations of $487,891 in 2006. In addition, the Company had an accumulated deficit of $45,422,233 at December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PETERSON SULLIVAN PLLC

February 2, 2007
Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Telegen Corporation
San Mateo, California

We have audited the accompanying consolidated balance sheet of Telegen Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telegen Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 21, 2006

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

ASSETS	2006	2005
Current assets

Cash and cash equivalents	$289,795	$408,782
Prepaid expenses	5,169	—

Total current assets	294,964	408,782

Non-current assets

Equipment, net of accumulated depreciation of $915	5,181	—

Total assets	$300,145	$408,782

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Bankruptcy liability	$153,019	$153,019
Accounts payable	191,384	201,151

Total current liabilities	344,403	354,170

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $1 par value 10,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, no par value 100,000,000 shares authorized 47,430,683 and 43,180,683 shares issued and outstanding, respectively	45,377,975	44,752,975
Accumulated deficit	(45,422,233)	(44,698,363)

Total stockholders’ (deficit) equity	(44,258)	54,612

Total liabilities and stockholders’ (deficit) equity	$300,145	$408,782

The accompanying notes are an integral part of these consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006 and 2005

	Years Ended December 31,
	2006	2005
Operating expenses:
Research and development	$316,422	$247,134
General and administrative	408,105	402,446

Total operating expenses	724,527	649,580

Loss from operations	(724,527)	(649,580)

Other income
Interest income	3,857	1,989
Gain on debt settlements	—	436,498

Total other income	3,857	438,487

Loss before provision for income taxes	(720,670)	(211,093)

Provision for income taxes	(3,200)	(3,200)

Net loss	$(723,870)	$(214,293)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted-average common shares outstanding	43,461,642	36,925,322

The accompanying notes are an integral part of these consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2006 and 2005

	Common Stock
	Shares	Amount	Subscription Receivable	Accumulated Deficit	Total

Balance, December 31, 2004	34,347,987	$43,836,230	$(123,250)	$(44,484,070)	$(771,090)

Issuance of common stock for
Cash	6,000,000	600,000			600,000
Services	1,556,448	189,120			189,120
Conversion of related party loan	1,276,248	127,625			127,625

Collection of subscription receivable			123,250		123,250

Net loss				(214,293)	(214,293)

Balance, December 31, 2005	43,180,683	44,752,975	—	(44,698,363)	54,612

Issuance of common stock for
Cash	2,200,000	275,000			275,000
Services	1,250,000	250,000			250,000
Conversion of related party loan	800,000	100,000			100,000

Net loss				(723,870)	(723,870)

Balance, December 31, 2006	47,430,683	$45,377,975	$—	$(45,422,233)	$(44,258)

The accompanying notes are an integral part of these consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:

Net loss	$(723,870)	$(214,293)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	915	—
Issuance of common stock for services rendered	250,000	189,120
Gain on debt settlements	—	(436,498)

Changes in assets and liabilities:
Prepaid expenses	(5,169)	13,125
Accounts payable	(9,767)	(61,832)
Due from officer	—	68,285

Net cash flows from operating activities	(487,891)	(442,093)

Cash flows from investing activities:
Purchases of equipment	(6,096)	—

Net cash flows from investing activities	(6,096)	—

Cash flows from financing activities:
Net proceeds from sale of common stock	275,000	600,000
Proceeds from related party loans	100,000	127,625
Collection of subscription receivable	—	123,250

Net cash flows from financing activities	375,000	850,875

Net change in cash and cash equivalents	(118,987)	408,782

Cash and cash equivalents, beginning of year	408,782	—

Cash and cash equivalents, end of year	$289,795	$408,782

Supplemental disclosures of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$6,508

Supplemental disclosure of non-cash investing and financing activities Stock issued upon conversion of related party loans	$100,000	$127,625

The accompanying notes are an integral part of these consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

General

Telegen Corporation (“Telegen”) and its subsidiaries (collectively, the “Company”) is a research and development company currently engaged in the development of lighting technology.

Telegen has four inactive subsidiaries. The inactive subsidiaries are Telegen Display Corporation (“TDC”), a California corporation and wholly-owned subsidiary of the Company, Telegen Communications Corporation (“TCC”), a California corporation and wholly-owned subsidiary of the Company, Telegen Display Laboratories, Inc., (“TDL”) a California corporation and wholly-owned subsidiary of the Company and Telisar Corporation (“Telisar”), a California corporation and majority-owned subsidiary of the Company. No minority interest is presented for the minority stockholders of Telisar due to accumulated losses for Telisar on a stand alone basis.

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

At December 31, 2006 and 2005, the bankruptcy liability was comprised of accounts payable to unsecured creditors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Telegen and all of its wholly-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2006 and 2005 the Company had cash of $189,795 and $308,782, respectively, in excess of federally insured limits.

Property and Equipment

Property and equipment is comprised of equipment used in the testing of the Company’s lighting technology and is stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful life of three to seven years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable. The Company has not recognized any revenues in the accompanying financial statements.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the years ended December 31, 2006 and 2005, research and development expenses were comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel. Research and development for the year ended December 31, 2006 also included a non-cash charge of $60,000 for the issuance of 300,000 shares of common stock to Charles Hunt, a member of our Board of Directors (See Note 4).

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R "Share Based Payment" (“SFAS No. 123R”). This statement is a revision of SFAS No. 123 (“SFAS No. 123”), and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards’ grant date, based on the estimated number of awards expected to vest over the service period. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The Company estimates the fair value of each stock option grant by using the Black-Scholes option pricing model.

As of December 31, 2006, the Company has no unvested options and did not grant any options to employees during the year ended December 31, 2006. The adoption of SFAS No. 123R did not effect the Company's financial position, results of operations or cash flows for the year ended December 31, 2006, but may have a material impact if options are granted in the future.

Prior to the Company's adoption to SFAS No. 123R, SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per share as if the Company's stock based awards had been determined in accordance with the fair value method described therein. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro-forma disclosure. The pro-forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represented the period of time between the date of grant and the date each option became exercisable without consideration of acceleration provisions such as retirement or change of control.

The Company is using the modified prospective method in its adoption of SFAS No. 123R. The impact of this method will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements. The Company had no outstanding employee stock options at December 31, 2006 and 2005 and the Company did not grant any options during the years ended December 31, 2006 and 2005.

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

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	For the Year Ended December 31,
	2006	2005
Warrants issued as compensation	—	300,000

Total potentially dilutive securities	—	300,000

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”, which is an amendment of SFAS Nos. 133 and 140. This statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that adoption of this standard will not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes that adoption of this standard will not have a material impact on the Company's financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the consolidated results of operations or financial position of the Company.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States which contemplate continuation of the Company as a going concern. During the year ended December 31, 2006, the Company incurred a net loss of $723,870 and it had negative cash flows from operations of $487,891. In addition, the Company had an accumulated deficit of $45,422,233 at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management plans to raise additional equity or debt financing and continue to develop its products. If management is unsuccessful in raising additional capital, it will be forced to curtail or even cease its operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

On October 17, 2006 the board of directors granted Richard Sellers 400,000 shares of common stock valued at $80,000 using the closing price as of that date of $0.20 for service as the Company’s Chief Operating Officer. In addition, the Board granted 200,000 shares valued at $40,000 using the closing price as of that date of $0.20 to Richard Herring for services as Chief Executive Officer. The Company recorded the value of the shares as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2006.

On October 17, 2006 the board of directors appointed Charles Hunt to the Company’s board of directors. A total of 300,000 shares of Company common stock valued at $60,000 using the closing price as of that date of $0.20 were granted upon Mr. Hunt’s acceptance of the Board nomination. The Company recorded the value of the shares as research and development expense in the accompanying statement of operations for the year ended December 31, 2006.

On October 17, 2006 the Company appointed Matthew DeVries as its Chief Financial Officer. A total of 300,000 shares of Company common stock valued at $60,000 using the closing price as of that date of $0.20 were granted upon Mr. DeVries’ satisfaction of certain performance and time based vesting criteria which occurred on December 22, 2006. The Company recorded the value of the shares as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2006.

On November 16, 2006, Richard Sellers, the Company’s COO and a Director, advanced the Company $100,000 which, on December 28, 2006 was converted into common stock at a price of $0.125. Mr. Sellers converted his loan as part of his participation in the offering of common stock at the price the shares were offered to third parties.

On January 4, 2007, Mark Weber, a member of the Company’s Board of Directors, purchased 400,000 shares of common stock at a price of $0.125 per share for gross proceeds to the Company of $50,000. The price was the same as that paid by third parties in the offering.

During 2005, Richard Sellers, the Company’s COO and a Director, made loans from time to time to the Company to fund operations. An aggregate of $127,625 was loaned to the Company throughout 2005 and, on September 30, 2005 said amount was converted into 1,276,248 shares of Company common stock. The conversion price of $0.10 was determined using the price of the private placement as discussed in Note 6. Mr. Sellers also returned the $68,285 held by him as custodian and presented as Advance to Officer in the consolidated balance sheet at December 31, 2004.

In 2005, Mark Weber, one of our directors, participated in the private placement of 6,000,000 shares of common stock as discussed in Note 6, purchasing 90,000 shares for $9,000 and Richard Sellers, an officer and director, purchased 1,000,000 shares for $100,000.

On June 15, 2005 the Company issued 500,000 shares valued at $75,000 using the closing market price as of that date of $0.15 to Mark Weber as compensation for service as a Board member.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases space for its corporate headquarters on a month to month basis. Total rent expense was $1,037 and $1,096 for the twelve months ended December 31, 2006 and 2005, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the year ended December 31, 2006, the Company completed the following:

•
On October 17, 2006 the board of directors granted a total of 900,000 shares of common stock valued at $180,000 using the closing price as of that date of $0.20 for service to its Chief Executive, Chief Operating and Chief Financial Officers for services as described in Note 4.

•
On October 17, 2006 the board of directors granted 300,000 shares of common stock valued at $60,000 using the closing price as of that date of $0.20 for services to Charles Hunt as described in Note 4.

•
On October 17, 2006 the board of directors granted 50,000 shares of common stock valued at $10,000 using the closing price as of that date of $0.20 to a vendor for services. The value of the shares has been recorded as general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2006.

•
On December 28 and 29, 2006, the board of directors granted 3,000,000 shares to four investors at a price of $0.125 for gross proceeds of $375,000, including $100,000 of advances converted by Richard Sellers, our Chief Operating Officer and a director.

During the year ended December 31, 2005, the Company completed the following:

•
The Company issued an aggregate of 676,250 shares of its common stock at prices ranging from $0.03 to $0.46 as determined by reference to the closing price on the date of issuance to seven consultants for services rendered during the current and prior years. The aggregate value of the common stock was $98,913 of which $96,138 was recorded as additional general and administrative expense in the accompanying statement of operations for the year ended December 31, 2005.

•
On June 15, 2005 the Company issued 500,000 shares valued at $75,000 to Mark Weber, a director of the Company, for service as a Board member. The price was determined using the closing price as of the date of issuance.

•
From August 31, 2005 to October 31, 2005, the Company completed an offering of an aggregate of 6,000,000 shares at an offering price of $0.10 per share for net proceeds of $600,000 to a group of nineteen investors. Mark Weber, one of our directors, participated in the private placement, purchasing 90,000 shares for $9,000 and Richard Sellers, an officer and director, purchased 1,000,000 shares for $100,000.

•
The Company issued an aggregate of 380,198 shares of its common stock to four creditors with an aggregate value of $15,208 in settlement of certain liabilities of the Company. The value of the shares was determined by reference to the closing price on the respective dates of issuance.

•
On September 30, 2005 the Company issued 1,276,248 shares to Richard G. Sellers, a director and officer of the Company, upon the conversion of debt of $127,625. The price was determined using the offering price of $0.10 as per the private placement discussed above.

2000 Employee Stock Purchase Plan

On June 30, 2000, the Company readopted its 1996 Stock Purchase Plan and renamed it the 2000 Employee Stock Purchase Plan. There was no activity in this plan during 2006 and 2005 and on December 5, 2006 the Board of Directors terminated the plan.

2000 Officer Stock Purchase Plan

On June 30, 2000, the Company adopted the 2000 Officer Stock Purchase Plan. There was no activity in this plan during 2006 and 2005 and on December 5, 2006 the Board of Directors terminated the plan.

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

The following table details the warrant activity for the years ended December 31, 2006 and 2005:

		Weighted	Weighted
	Warrants	Average	Average
	Outstanding	Exercise Price	Life

Outstanding, December 31, 2004	2,270,000	$1.67	0.5

Granted	300,000	$0.10	1.3

Expired /canceled	(2,270,000)	$1.67

Outstanding, December 31, 2005	300,000	$0.10	1.0

Expired /canceled	(300,000)	$0.10

Outstanding, December 31, 2006	—	—

Exercisable, December 31, 2006	—	—	—

Stock Option Plans

2000 Stock Option Plan

The Company adopted the 1996 Stock Option Plan in October 1996 to provide additional incentives to the employees and consultants of the Company.

On June 30, 2000, the Company readopted its 1996 Stock Option Plan and renamed it the 2000 Stock Option Plan, which expires in 2010. There was no activity in this plan during 2006 and 2005 and on December 5, 2006 the Board of Directors terminated the plan.

2000 Director Option Plan

On June 30, 2000, the Company adopted the 2000 Director Option Plan to attract and retain outside directors. There was no activity in this plan during 2006 and 2005 and on December 5, 2006 the Board of Directors terminated the plan.

Telisar 2001 Stock Option Incentive Plan

The Board of Directors of Telisar adopted the Telisar 2001 Stock Option Incentive Plan (the “Telisar Plan”) on April 11, 2001 to provide additional incentive to the employees and consultants of Telisar. Options granted are incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The specific terms of each option grant are approved by the Telisar Board and reflected in a written stock option agreement between Telisar and each grantee. Generally, the options are for a term of no more than five years at an exercise price not less than the fair market value of Telisar’s common stock as determined by Telisar’s Board of Directors at the time of option grant. Common stock may also be granted or sold under the Telisar Plan independent of any option grant. Telisar has reserved 2,500,000 shares of its common stock for issuance under the Telisar Plan. There was no activity in this plan during 2006 and 2005.

NOTE 7 - GAIN ON DEBT SETTLEMENTS

During 2005, the Company settled and obtained releases for an aggregate of $535,174 of its historic liabilities with nine vendors for aggregate consideration of cash of $83,468 and 380,198 shares of common stock valued at $15,208, resulting in a gain on debt settlement of $436,498.

NOTE 8 - INCOME TAXES

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 2006 and 2005, respectively:

	2006	2005
Current
Federal	$—	$—
State	3,200	3,200
	3,200	3,200
Deferred
Federal	—	—
State	—	—
	—	—

Provision for income taxes	$3,200	$3,200

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2006 and 2005 as follows:

	2006	2005
Statutory regular federal income tax rate	34.0%	34.0%
State taxes	5.8	5.8
Change in valuation allowance	(39.8)	(39.8)

Total	—%	—%

The tax effects of temporary differences which give rise to deferred taxes at December 31, 2006 and 2005 respectively consist of:
	2006	2005
Deferred tax assets
Federal net operating loss carryforward	$15,277,866	$15,033,518

Total gross deferred tax assets	15,277,866	15,033,518
Less valuation allowance	(15,277,866)	(15,033,518)

Net deferred tax assets	$—	$—

During the years ended December 31, 2006 and 2005, the valuation allowance recorded on the deferred tax assets increased by $244,348 and $65,244, respectively. As of December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of $44,934,899 which if unused, will expire in the following years:

Year	Amount
2018	$27,080,269
2019	1,745,867
2020	6,137,725
2021	5,251,175
2022	1,751,322
2023	1,729,930
2024	328,048
2025	191,893
2026	718,670
$44,934,899

The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

NOTE 9 - SUBSEQUENT EVENTS

On January 4, 2007 the Company issued 400,000 shares at a price of $0.125 in exchange for cash of $50,000 to Mark Weber, a director of the Company. The price paid was the same as the price paid by third party investors.