Form 10QSB
period 2007-03-31
TELEGEN CORP /CO/
filed 2007-05-09
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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
Yes ☐ No ☒

On May 9, 2007 there were 48,430,683 shares of Registrant’s common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TELEGEN CORPORATION AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial statements
TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	MARCH 31,	DECEMBER 31,
ASSETS	2007	2006
Current assets
Cash	$241,842	$289,795
Prepaid expenses	3,000	5,169
Total current assets	244,842	294,964

Non current assets
Equipment, net of accumulated depreciation of
$1,220 and $915, respectively	4,876	5,181
Total assets	$249,718	$300,145

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bankruptcy liability	$153,019	$153,019
Accounts payable	183,992	191,384
Total current liabilities	337,011	344,403

Commitments and contingencies

Stockholders' deficit
Preferred stock, $1.00 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares
authorized; 48,430,683 and 47,430,683 shares
issued and outstanding, respectively	45,502,975	45,377,975
Accumulated deficit	(45,590,268)	(45,422,233)
Total stockholders' deficit	(87,293)	(44,258)
Total liabilities and stockholders' deficit	$249,718	$300,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months	Ended March 31,
	2007	2006

Operating expenses:
Research and development	$81,177	$56,600
General and administrative	88,673	31,082
Total operating expenses	169,850	87,682

Loss from operations	(169,850)	(87,682)

Other income
Interest income	1,815	1,634

Loss before provisions for income taxes	(168,035)	(86,048)
Provision for income taxes	-	-

Net loss	$(168,035)	$(86,048)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	47,812,905	43,180,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,	For the three months ended March 31,
	2007	2006
Cash flows from operating activities

Net loss	$(168,035)	$(86,048)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	305	-
Changes in assets and liabilities:
Prepaid expenses	2,169	-
Accounts payable	(7,392)	(51,578)
Net cash used in operating activities	(172,953)	(137,626)

Cash flows from investing activity
Purchase of fixed assets	-	(6,096)
Net cash used in investing activity	-	(6,096)

Cash flows from financing activity
Proceeds from sale of common stock	125,000	-
Net cash provided by financing activity	125,000	-

Net decrease in cash	(47,953)	(143,722)
Cash, beginning of period	289,795	408,782

Cash, end of period	$241,842	$265,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2007 and December 31, 2006, the bankruptcy liability was comprised of accounts payable to unsecured creditors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Act of 1934, as amended. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2006 in the Company’s annual report on Form 10-KSB. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Operating results for the period ending March 31, 2007 are not necessarily indicative of future results.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2007 and December 31, 2006 the Company had cash of $141,842 and $189,795 respectively, in excess of federally insured limits.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three months ended March 31, 2007 and 2006, research and development expenses were comprised primarily of technical consulting expenses, supplies and travel.

Share Based Payments

The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the requisite service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

The Company does not have a stock option plan and as such, the Company had no unvested options and did not grant any options to employees during the three months ended March 31, 2007. No options were granted or outstanding for the three months ended March 31, 2006.

Comprehensive Income

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income (other than net income or loss) in any period presented.

Earnings (Loss) Per Share

The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007 there were no potentially dilutive common shares outstanding. As of March 31, 2006, the Company has a warrant outstanding for the purchase of 150,000 shares of common stock that are excluded from the computation of loss per share as the effect is anti dilutive due to losses of the Company.

Recently Issued Accounting Pronouncements

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

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115”, which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 159 to have a material impact on its results of operations or financial position.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the three months ended March 31, 2007 the Company had no revenues, incurred a net loss of $168,035 and had negative cash flows from operations of $172,953. In addition, the Company had an accumulated deficit of $45,590,268 at March 31, 2007.

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

Management plans to raise additional equity or debt financing and continue to develop its lighting technology. If management is unsuccessful in raising additional capital, it may be forced to curtail or cease all of its activities and operations.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with no par value per share. At March 31, 2007 and December 31, 2006 the Company had 48,430,683 and 47,430,683 shares of common stock outstanding, respectively. The Company's Certificate of Incorporation allow the Company to issue up to 10,000,000 shares of Preferred Stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine. No preferred shares have been issued by the Company.

Common Stock Issuances

From January 4, 2007 to March 31, 2007, the Company sold an aggregate of 1,000,000 shares of common stock at a price of $0.125 per share to three investors for gross proceeds of $125,000, including $50,000 from Mark Weber, a member of our Board of Directors and $50,000 from Richard Sellers, an officer and a member of our Board of Directors.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On January 4, 2007, Mark Weber, a member of the Company’s Board of Directors, purchased 400,000 shares of common stock at a price of $0.125 per share for gross proceeds to the Company of $50,000. The price was the same as that paid by third parties in the offering.

On March 31, 2007, Richard Sellers, a member of the Company’s Board of Directors, purchased 400,000 shares of common stock at a price of $0.125 per share for gross proceeds to the Company of $50,000. The price was the same as that paid by third parties in the offering.

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

For additional factors that can affect these forward-looking statements, see the “Risk Factors” section in our Annual Report on Form 10-KSB for the year ended December 31, 2006. The forward-looking statements contained in this Report speak only as of the date hereof. We caution readers not to place undue reliance on any such forward-looking statements. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

Plan of Operations

We have had no revenues in the three months ended March 31, 2007 or in fiscal 2006 or 2005, and we have made significant expenditures for research and development. We expect to continue to make significant expenditures in these areas to seek commercialization of our technology. Therefore, our operating results will depend in large part on development of a revenue base.

For fiscal 2007 and continuing into 2008, we anticipate that we will continue our research and development efforts for our proprietary lighting technology project and the attendant cost of operations at similar or higher levels as 2006 as resources allow. As of March 31, 2007, we do not have sufficient resources to fund our operations for the next 12 months without raising additional debt or equity financing. Management believes that we have sufficient resources to operate until approximately June, 2007. As a result, during the second quarter of 2007 we will require additional funds for our research and development activities for the continued research of our proprietary lighting technology. No additional projects are planned, but there can be no assurances that changes to this plan will not occur. We expect that our capital expenditures related to the development of the technology during fiscal 2007 will not exceed $10,000. Any additional capital expenditures beyond that level will be dependant upon our ability to obtain additional financing. It is not anticipated that, given the current level of funding, that any significant changes will occur with the number of employees. Any employees added will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

Results of Operations

Comparison Results for the three months ended March 31, 2007 and 2006

REVENUES. We had no revenues for the three months ended March 31, 2007 and 2006.

RESEARCH AND DEVELOPMENT. For the three months ended March 31, 2007 and 2006 we were involved primarily in a single research project to develop and commercialize our proprietary lighting technology. Research and development expenses increased $24,577 to $81,177 for the three months ended March 31, 2007 compared to $56,600 for the three months ended March 31, 2006. For the three months ended March 31, 2007 and 2006, the expenses are comprised primarily of technical consulting expenses, travel and supplies. The increase for the three months ended March 31, 2007 is primarily due to increased technical consulting expenses for the development of our lighting technology when compared to the three months ended March 31, 2006.

GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of professional and legal fees, consulting expenses, insurance, travel and general corporate related overheads and office expenses. General and administrative expenses increased $57,591 to $88,673 for the three months ended March 31, 2007 compared to $31,082 for the three months ended March 31, 2006. The increase is due primarily to increases in professional and consulting fees related to the Company’s public company filings and costs related to the preparation and mailing of the Company’s proxy statement for its annual meeting of shareholders held in April, 2007.

OTHER INCOME. Other income for the three months ended March 31, 2007 and 2006 is comprised of interest income of $1,815 compared to $1,634 for the prior year comparable period.

Liquidity and Capital Resources

Our cash and cash equivalents of as of March 31, 2007 of $241,842 are not sufficient to support current levels of operations through fiscal 2007 and it will be necessary for us to seek additional financing.

Historically, we have funded our operations primarily through private placements of shares of unregistered common stock with accredited individual and institutional investors and advances from our officers and directors. During the quarter ended March 31, 2007, we raised an aggregate of $125,000 through the sale of 1,000,000 shares of our common stock at a price of $0.125 per share.

We expect to need to raise working capital in the second quarter of 2007 to sustain our operations through one or more debt or equity financings. Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. Our officers or directors may make further cash advances to us to fund operations from time to time; however, no officer or director is obligated to make any such advances. There can be no assurances that further cash advances, when and if made, will be sufficient to sustain our required levels of operations. In addition, if necessary, we may explore strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction. If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed would have a material adverse effect on our financial position, results of operations and our ability to continue in existence. Our auditors added an explanatory paragraph to their opinion on our fiscal 2006 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2007. There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 4, 2007 to March 31, 2007 we sold an aggregate of 1,000,000 shares of common stock to a group of 3 accredited investors at a purchase price of $0.125 per share for gross proceeds of $125,000 to be used for working capital. Mark Weber, one of our directors, participated in the private placement, purchasing 400,000 shares and Richard Sellers, an officer and director, purchased 400,000 shares. The purchases by Mr. Weber and Mr. Sellers were made on identical terms to all other investors in the private placement. No commissions were paid in the private placement. The shares were offered and sold pursuant to the exemption from registration under Regulation D of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 16, 2007 we held our annual meeting of stockholders. The sole matter submitted was the election of the five nominees of the Board of Directors, who were elected until the next annual meeting of the stockholders and until a successor has been elected and qualified. The votes were as follows:

Nominee	FOR	WITHELD
Duncan Troy	33,976,790	1,170
Richard Herring	33,966,166	11,794
Richard Sellers	33,956,041	21,919
Mark Weber	33,976,791	1,169
Charles Hunt	33,976,791	1,169

ITEM 6.

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard Herring, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries, Chief Financial Officer

32.1	Certification of Richard Herring, CEO, and Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEGEN CORPORATION (Registrant)
Dated: May 9, 2007
By:	/s/ Richard Herring
Richard Herring Chief Executive Officer (Principal Executive Officer)

By:	/s/ Matthew DeVries
Matthew DeVries Chief Financial Officer (Principal Financial and Accounting Officer)