Form 10QSB
period 2007-06-30
TELEGEN CORP /CO/
filed 2007-08-14
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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
Yes ☐  No☒

On August 14, 2007 there were 55,180,817 shares of the Registrant’s common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TELEGEN CORPORATION AND SUBSIDIARIES

Part I - Financial Information

Item 1 - Financial Statements

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	JUNE 30,	DECEMBER 31,
	2007	2006
ASSETS
Current assets
Cash	$1,165,993	$289,795
Prepaid expenses	1,974	5,169
Total current assets	1,167,967	294,964

Non current assets
Equipment, net of accumulated depreciation of
$1,525 and $915, respectively	4,571	5,181
Total assets	$1,172,538	$300,145

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bankruptcy liability	$153,019	$153,019
Accounts payable	205,088	191,384
Total current liabilities	358,107	344,403

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $1.00 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares
authorized; 52,097,483 and 47,430,683 shares
issued and outstanding, respectively	46,603,015	45,377,975
Accumulated deficit	(45,788,584)	(45,422,233)
Total stockholders' equity (deficit)	814,431	(44,258)
Total liabilities and stockholders' equity (deficit)	$1,172,538	$300,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Operating expenses:
Research and development	$113,250	$35,593	$194,427	$92,193
General and administrative	86,239	61,109	174,912	92,191
Total operating expenses	199,489	96,702	369,339	184,384

Loss from operations	(199,489)	(96,702)	(369,339)	(184,384)

Other income
Interest income	1,173	1,331	2,988	2,965

Loss before provision for income taxes	(198,316)	(95,371)	(366,351)	(181,419)
Provision for income taxes	-	-	-	-

Net loss	$(198,316)	$(95,371)	$(366,351)	$(181,419)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	48,502,115	43,180,683	48,159,414	43,180,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months	For the six months
	ended June 30,	ended June 30,
	2007	2006
Cash flows from operating activities

Net loss	$(366,351)	$(181,419)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	610	305
Changes in assets and liabilities:
Prepaid expenses	3,195	-
Accounts payable	13,704	(34,867)
Net cash used in operating activities	(348,842)	(215,981)

Cash flows from investing activity
Purchase of fixed assets	-	(6,096)
Net cash used in investing activity	-	(6,096)

Cash flows from financing activity
Proceeds from sale of common stock	1,225,040	-
Net cash provided by financing activity	1,225,040	-

Net increase (decrease) in cash	876,198	(222,077)
Cash, beginning of period	289,795	408,782

Cash, end of period	$1,165,993	$186,705

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

At June 30, 2007 and December 31, 2006, the bankruptcy liability was comprised of accounts payable to unsecured creditors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Act of 1934, as amended. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2006 in the Company’s annual report on Form 10-KSB. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Operating results for the period ending June 30, 2007 are not necessarily indicative of future results.

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

Cash and Cash Equivalents

Cash is comprised of deposits with a bank. For purposes of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2007 and December 31, 2006 the Company had cash of $1,065,993 and $189,795, respectively, in excess of federally insured limits.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three and six months ended June 30, 2007 and 2006, research and development expenses were comprised primarily of technical consulting expenses, supplies and travel.

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

Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007 and 2006 there were no potentially dilutive common shares outstanding.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 159 to have a material impact on its results of operations or financial position.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the six months ended June 30, 2007 the Company had no revenues, incurred a net loss of $366,351 and had negative cash flows from operations of $348,842. In addition, the Company had an accumulated deficit of $45,788,584 at June 30, 2007.

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

During the three months ended June 30, 2007, the Company raised an aggregate of $1,100,040 through the sale of 3,666,800 shares of our common stock at a price of $0.30 per share. In July 2007, the Company raised an additional $925,000 through the sale of 3,083,334 shares of our common stock at a price of $0.30 per share. We expect that we will need to raise working capital in the fourth quarter of 2007 to fund our planned operations and research and development activities, through one or more debt or equity financings. If management is unsuccessful in raising additional capital, it may be forced to curtail or cease all of its activities and operations.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock with no par value per share. At June 30, 2007 and December 31, 2006, the Company had 52,097,483 and 47,430,683 shares of common stock outstanding, respectively. The Company's Certificate of Incorporation allows the Company to issue up to 10,000,000 shares of Preferred Stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine. No preferred shares have been issued by the Company.

Common Stock Issuances

From January 4, 2007 to March 31, 2007, the Company sold an aggregate of 1,000,000 shares of common stock at a price of $0.125 per share to three investors for gross proceeds of $125,000, including $50,000 from Mark Weber, a member of our Board of Directors and $50,000 from Richard Sellers, an officer and a member of our Board of Directors.

During June 2007, the Company sold an aggregate of 3,666,800 shares of common stock at a price of $0.30 per share to three investors for gross proceeds of $1,100,040. Subsequent to June 30, 2007, the Company sold an additional 3,083,334 shares of common stock at a price of $0.30 per share to 10 investors for gross proceeds of $925,000, including $300,000 from Richard Sellers, an officer and a member of our Board of Directors. The shareholders have certain piggyback registration rights for the shares purchased.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2007, the Company paid an aggregate of $9,500 to Weber Marketing, Inc. for certain marketing services provided to the Company. Weber Marketing is 100% owned by Mark Weber, a member of our Board of Directors.

On July 6, 2007, Richard Sellers, a member of the Company’s Board of Directors, purchased 1,000,000 shares of common stock at a price of $0.30 per share for gross proceeds to the Company of $300,000. The price was the same as that paid by third parties in the offering.

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

Plan of Operations

We have had no revenues in the six months ended June 30, 2007 or in fiscal 2006 or 2005, and we have made significant expenditures for research and development. We expect to continue to make significant expenditures in these areas to seek commercialization of our technology. Therefore, our operating results will depend in large part on our development of a revenue base.

For fiscal 2007 and continuing into 2008, we anticipate that we will continue our research and development efforts for our proprietary lighting technology project. We also anticipate that the attendant cost of operations will be at similar or higher levels as 2006, as our resources allow. During July of 2007, we raised $925,000 through the sale of common stock, which we anticipate will enable us to fund our planned level of operations until the fourth quarter of 2007. We do not have sufficient resources to fund our planned operations and research and development activities for the next 12 months without raising additional debt or equity financing. During the fourth quarter of 2007, we anticipate that we will require additional funds for our research and development activities for our proprietary lighting technology.

We are continuing our efforts to develop the lighting technology and perform research into the potential manufacturing processes. Our anticipated costs for the completion of the product cannot be reasonably estimated due to the inherent uncertainty of the research and manufacturing processes. No additional projects are planned, but there can be no assurances that changes to this plan will not occur. There can be no assurances that this development process will be successful or, if successful, that the technology will find a market and achieve sales that can sustain our operations without additional funding.

We are presently seeking office space for our operations and anticipate that we will open an office in or around Seattle, Washington during the next twelve months. No specific location has been identified.

Our capital expenditures related to our operations will be dependant upon, among other things, our ability to find suitable office space, the cost of any improvements to our office space, and any operating equipment required at that time. An overall estimate of our capital expenditures is primarily dependant upon the success of the development of our proprietary lighting technology, and as such cannot presently be estimated. Any additional capital expenditures will be dependant upon our ability to obtain additional financing.

We anticipate that we may begin to hire employees in the first half of fiscal 2008, but the number of employees is not known. The number of employees added will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

Results of Operations

Comparison Results for the three and six months ended June 30, 2007 and 2006

REVENUES. We had no revenues for the three or six months ended June 30, 2007 and 2006.

RESEARCH AND DEVELOPMENT. For the three and six months ended June 30, 2007 and 2006, we were involved primarily in a single research project to develop and commercialize our proprietary lighting technology. Research and development expenses increased $77,657 to $113,250 for the three months ended June 30, 2007 compared to $35,593 for the three months ended June 30, 2006. For the six months ended June 30, 2007, research and development expenses increased $102,234 to $194,427 from $92,193 for the six months ended June 30, 2006. For the three and six months ended June 30, 2007 and 2006, the expenses were comprised primarily of technical consulting expenses, travel and supplies. The increases in research and development expense between the comparable periods is primarily due to increased technical consulting expenses for the development of our lighting technology.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased $25,130 to $86,239 for the three months ended June 30, 2007 compared to $61,109 for the three months ended June 30, 2006. This increase was due primarily to increases in travel and legal fees, somewhat offset by decreased insurance expenses.

For the six months ended June 30, 2007, general and administrative expenses increased $82,721 to $174,912, compared to $92,191 for the six months ended June 30, 2006. The increase for the six months ended June 30, 2007 was due primarily to increases in legal, professional and consulting fees related to our public company filings, costs related to the preparation and mailing of the proxy statement for our annual meeting of stockholders held in April 2007 and increases in financial and marketing consulting. These were somewhat offset by decreases in insurance expense.

OTHER INCOME. Other income for the three months ended June 30, 2007 was comprised of interest income of $1,173, compared to $1,331 for the prior year comparable period. For the six months ended June 30, 2007, other income was comprised of interest income of $2,988, compared to $2,965 for the prior year comparable period.

Liquidity and Capital Resources

Our cash and cash equivalents of $1,165,993 as of June 30, 2007 are not sufficient to support our current levels of operations for the next twelve months. Accordingly, it will be necessary for us to seek additional financing.

Historically, we have funded our operations primarily through private placements of shares of unregistered common stock with accredited individual and institutional investors and advances from our officers and directors. During the quarter ended March 31, 2007, we raised an aggregate of $125,000 through the sale of 1,000,000 shares of our common stock at a price of $0.125 per share. During the quarter ended June 30, 2007, we raised an additional $1,100,040 through the sale of 3,666,800 shares of our common stock at a price of $0.30 per share. During July 2007, we raised an additional $925,000 through the sale of 3,083,334 shares of our common stock at a price of $0.30 per share.

We expect that we will need to raise working capital in the fourth quarter of 2007 to fund our planned operations and research and development activities, through one or more debt or equity financings. Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. Our officers or directors may make further cash advances to us to fund operations from time to time; however, no officer or director is obligated to make any such advances. There can be no assurances that further cash advances, when and if made, will be sufficient to sustain our required levels of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2007.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During June 2007, we sold an aggregate of 3,666,800 shares of common stock to a group of three accredited investors at a purchase price of $0.30 per share for gross proceeds of $1,100,040 in a private placement. No commissions were paid in the private placement. The shares were offered and sold pursuant to the exemption from registration under Rule 506 of Regulation D under the Securities Act.

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

ITEM 5. OTHER INFORMATION

On July 5, 2007, Richard Sellers assumed the responsibilities of the President of the Company and continues as its Chief Operating Officer.

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

Dated: August 14, 2007

By:	/s/ Richard Herring
Richard Herring
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Matthew DeVries
Matthew DeVries Chief Financial Officer (Principal Financial and Accounting Officer)