Form 10QSB
period 2007-09-30
TELEGEN CORP /CO/
filed 2007-11-14
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

On November 14, 2007 there were 62,864,017 shares of the Registrant’s common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TELEGEN CORPORATION AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Page Number
PART I

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)
	Balance Sheets as of September 30, 2007 and December 31, 2006	1
	Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	2
	Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	3
	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	9
ITEM 3.	Controls and Procedures	12

PART II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
ITEM 6.	Exhibits	13
Signatures		14

Part I - Financial Information

Item 1 - Financial Statements

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
ASSETS	2007	2006
Current assets
Cash	$2,362,789	$289,795
Prepaid expenses	974	5,169
Total current assets	2,363,763	294,964

Non current assets
Equipment, net of accumulated depreciation of
$1,830 and $915, respectively	4,266	5,181
Total assets	$2,368,029	$300,145

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bankruptcy liability	$153,019	$153,019
Accounts payable	311,183	191,384
Total current liabilities	464,202	344,403

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $1.00 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares
authorized; 56,764,017 and 47,430,683 shares
issued and outstanding, respectively	48,002,975	45,377,975
Accumulated deficit	(46,099,148)	(45,422,233)
Total stockholders' equity (deficit)	1,903,827	(44,258)
Total liabilities and stockholders' equity (deficit)	$2,368,029	$300,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating expenses:
Research and development	$112,509	$99,466	$306,936	$191,659
General and administrative	210,545	46,219	385,457	138,409
Total operating expenses	323,054	145,685	692,393	330,068

Loss from operations	(323,054)	(145,685)	(692,393)	(330,068)

Other income
Interest income	16,490	771	19,478	3,736

Loss before provision for income taxes	(306,564)	(144,914)	(672,915)	(326,332)
Provision for income taxes	4,000	-	4,000	-

Net loss	$(310,564)	$(144,914)	$(676,915)	$(326,332)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	54,930,562	43,180,683	50,441,266	43,180,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities

Net loss	$(676,915)	$(326,332)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	915	610
Changes in assets and liabilities:
Prepaid expenses	4,195	(10,000)
Accounts payable	119,799	(24,901)
Net cash used in operating activities	(552,006)	(360,623)

Cash flows from investing activity
Purchase of fixed assets	-	(6,096)
Net cash used in investing activity	-	(6,096)

Cash flows from financing activity
Proceeds from sale of common stock	2,625,000	-
Net cash provided by financing activity	2,625,000	-

Net increase (decrease) in cash	2,072,994	(366,719)
Cash, beginning of period	289,795	408,782

Cash, end of period	$2,362,789	$42,063

Supplementary Cash Flow Information
Cash paid for income taxes	$6,400	-

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

In September, 2007, Telegen formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary. Sendio was formed to enter into a lease agreement as described more fully in Note 6 to these condensed, consolidated financial statements. Sendio had no operations during the three months ended September 30, 2007. In addition, Telegen has four inactive subsidiaries The inactive subsidiaries are Telegen Display Corporation ("TDC"), a California corporation and wholly-owned subsidiary, Telegen Communications Corporation ("TCC"), a California corporation and wholly-owned subsidiary, Telegen Display Laboratories, Inc., ("TDL") a California corporation and wholly-owned subsidiary of the Company and Telisar Corporation ("Telisar"), a California corporation and majority-owned subsidiary. No minority interest is presented for the minority stockholders of Telisar due to accumulated losses for Telisar on a stand alone basis.

On October 28, 1998 (the "Filing Date"), Telegen, including TCC and TDC filed a voluntary petition (the "Chapter 11 Case") under Chapter 11 of the United States Bankruptcy Code (Case No. 98-34876-DM-11) in the United States Bankruptcy Court for the District of California (the "Bankruptcy Court"). On June 28, 2000, Telegen’s Second Amended Plan of Reorganization (the "Plan of Reorganization") was confirmed and became effective on June 30, 2000. The final decree closing this bankruptcy case was issued on September 10, 2005.

At September 30, 2007 and December 31, 2006, the bankruptcy liability was comprised of accounts payable to unsecured creditors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Act of 1934, as amended. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2006 in the Company’s annual report on Form 10-KSB. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented. Operating results for the period ended September 30, 2007 are not necessarily indicative of future results.

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

Cash and Cash Equivalents

Cash is comprised of deposits with a bank. For purposes of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2007 and December 31, 2006 the Company had cash of $2,262,789 and $189,795, respectively, in excess of federally insured limits.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three and nine months ended September 30, 2007 and 2006, research and development expenses were comprised primarily of technical consulting expenses, supplies and travel.

Share Based Payments

The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. For the periods ended September 30, 2006 and 2007,there were no stock-based awards. For future stock awards, the Company intends to estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

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

Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2007 and 2006 there were no potentially dilutive common shares outstanding.

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the nine months ended September 30, 2007 the Company had no revenues, incurred a net loss of $676,915 and had negative cash flows from operations of $552,006. In addition, the Company had an accumulated deficit of $46,099,148 at September 30, 2007.

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

From June to September, 2007, the Company raised an aggregate of $2,500,000 through the sale of 8,333,334 shares of our common stock at a price of $0.30 per share. We expect that we will need to raise additional working capital in the first quarter of 2008 to fund our planned operations and research and development activities, through one or more debt or equity financings. If management is unsuccessful in raising additional capital, it may be forced to curtail or cease all of its activities and operations.

NOTE 4 - STOCKHOLDERS’ EQUITY

Under our Certificate of Incorporation, The Company is authorized to issue 100,000,000 shares of common stock with no par value per share. At September 30, 2007 and December 31, 2006, the Company had 56,764,017 and 47,430,683 shares of common stock outstanding, respectively. The Company's Certificate of Incorporation allows the Company to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine. No preferred shares have been issued by the Company.

Common Stock Issuances

From January 4, 2007 to March 31, 2007, the Company sold an aggregate of 1,000,000 shares of common stock at a price of $0.125 per share to three investors for gross proceeds of $125,000, including $50,000 from Mark Weber, a member of our Board of Directors and $50,000 from Richard Sellers, an officer and a member of our Board of Directors.

From June to September, 2007, the Company sold an aggregate of 8,333,334 shares of common stock at a price of $0.30 per share to three investors for gross proceeds of $2,500,000 to 20 accredited investors, including $553,960 from Richard Sellers, an officer and a member of our Board of Directors. The shareholders have certain piggyback registration rights for the shares purchased.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2007, the Company paid an aggregate of $23,690 to Weber Marketing, Inc. for certain marketing services provided to the Company. Weber Marketing is 100% owned by Mark Weber, a member of our Board of Directors.

During the quarter ended September 30, 2007, Richard Sellers, an officer and a member of the Company’s Board of Directors, purchased 1,846,543 shares of common stock at a price of $0.30 per share for gross proceeds of $553,960. The price was the same as that paid by third parties in the offering.

NOTE 6 - SUBSEQUENT EVENTS

On October 26, 2007 the Company’s Board of Directors approved the Telegen Corporation 2007 Stock Incentive Plan. A total of 10,000,000 shares of the Company’s common stock were authorized for issuance under the plan.

On October 31, 2007, Sendio entered into a non-residential premises lease agreement with Multidisplay, s.r.o., a company formed under the laws of the Czech Republic (“Multidisplay”) for certain facilities located in the Czech Republic (the “Premises Lease”). Telegen intends to utilize the facilities, along with certain equipment owned by Multidisplay, to assess the feasibility of manufacturing of its energy efficient, environmentally friendly lighting technology.

The Premises Lease is for approximately 420,000 square feet of office and manufacturing facilities in the city of Hranice, in the Czech Republic. The lease became effective on November 1, 2007 and terminates on June 30, 2008 (“Initial Term”). At its option, Sendio has the right to extend the Premises Lease, by providing written notice to Multidisplay no later than April 30, 2008, for an additional nine years and three months, which such term shall end on October 31, 2017 (the “Extended Term”).

The rent for the Initial Term is EUR 1,575,000 (approximately $2,275,354 USD), plus mandatory VAT. If the Premises Lease is extended for the Extended Term, the annual rent will be EUR 2,100,000 (approximately $3,034,000 USD), subject to increases of 2% annually commencing on January 1, 2009, plus mandatory VAT. Sendio is responsible for certain insurance, utilities, maintenance and other costs as described in the Premises Lease.

Telegen and CTP Products B.V. (“CTP”), the parent company of Multidisplay intend to enter into agreements that provide for partial guarantees of the performance of their respective subsidiaries under the above mentioned lease agreement.

In addition, in conjunction with the Premises Lease, Telegen entered into a letter agreement with Multidisplay and CTP (the “Letter Agreement”) dated October 31, 2007 regarding the settlement of rent on the Premises Lease. As described in the Letter Agreement, Multidisplay has assigned to CTP its interest in all proceeds under the Premises Lease for the Initial Term, including rent in the amount of EUR 1,575,000 (approximately $2,275,354 USD), plus all other amounts owing, including all taxes, levies and other fees or payments. On November 1, 2007, Telegen issued 6,100,000 shares of common stock to CTP as payment in full of all amounts owing under the Premises Lease for the Initial Term.

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

Plan of Operations

We have had no revenues in the nine months ended September 30, 2007 or in fiscal 2006 or 2005, and we have made significant expenditures for research and development. We expect to continue to make significant expenditures in these areas to seek commercialization of our technology. Therefore, our operating results will depend in large part on our development of a revenue base.

For fiscal 2007 and continuing into 2008, we anticipate that we will continue our research and development efforts for our proprietary lighting technology project. On October 31, 2007, Sendio, our wholly-owned subsidiary, entered into a non-residential premises lease agreement with Multidisplay, s.r.o. (“Multidisplay”) for certain facilities located in the Czech Republic (the “Premises Lease”). Telegen intends to utilize the facilities, along with certain equipment owned by Multidisplay, to assess the feasibility of manufacturing of its energy efficient, environmentally friendly lighting technology. The base rent through June 30, 2008 of EUR 1,575,000 (approximately $2,275,000 USD), plus mandatory VAT under the Premises Lease has been paid for by the issuance of 6,100,000 shares of our common stock. At its option, Sendio has the right to extend the Premises Lease by providing written notice to Multidisplay no later than April 30, 2008, for an additional nine years and three months, which such term shall end October 31, 2017 (the “Extended Term”). If the Premises Lease is extended for the Extended Term, the annual rent will be EUR 2,100,000 (approximately $3,034,000 USD), subject to increases of 2% annually commencing on January 1, 2009, plus mandatory VAT.

We anticipate that our capital expenditures will range from $100,000 to $150,000 through December 31, 2007. Our future capital expenditures related to our operations will be dependant upon, among other things, our additional equipment needs for continued research into the feasibility of the manufacturing process, our ability to find suitable office space, the cost of any improvements to our office space, and any operating equipment required at that time. An overall estimate of our capital expenditures is primarily dependant upon the success of the development of our proprietary lighting technology, and as such cannot presently be estimated. Any additional capital expenditures will be dependant upon our ability to obtain additional financing.

In November 2007, Sendio hired approximately 50 engineering, technical and administrative employees. We anticipate that we may begin to hire additional employees in the first half of fiscal 2008, but the number of employees is not known. The number of employees added will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

Our anticipated costs for the completion of our proprietary lighting technology product cannot be reasonably estimated due to the inherent uncertainty of the research and feasibility of the manufacturing processes. No additional projects are planned, but there can be no assurances that changes to this plan will not occur. There can be no assurances that this development process will be successful or, if successful, that the technology will find a market and achieve sales that can sustain our operations without additional funding.

From June to September 2007, we raised $2,500,000 through the sale of common stock, which we anticipate will enable us to fund our planned level of operations until approximately the first quarter of 2008. We do not have sufficient resources to fund our planned operations and research and development activities for the next 12 months without raising additional debt or equity financing. During the first quarter of 2008, we anticipate that we will require additional funds for our research and development activities for our proprietary lighting technology.

We are presently seeking office space for our operations in the United States and anticipate that we will open an office in or around Seattle, Washington during the next twelve months. No specific location has been identified.

Results of Operations

Comparison Results for the three and nine months ended September 30, 2007 and 2006

REVENUES. We had no revenues for the three or nine months ended September 30, 2007 and 2006.

RESEARCH AND DEVELOPMENT. For the three and nine months ended September 30, 2007 and 2006, we were involved primarily in a single research project to develop and commercialize our proprietary lighting technology. Research and development expenses increased $13,043 to $112,509 for the three months ended September 30, 2007 compared to $99,466 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, research and development expenses increased $115,277 to $306,936 from $191,659 for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2007 and 2006, the expenses were comprised primarily of technical consulting expenses, travel and supplies. The increases in research and development expense between the comparable periods are primarily due to increased technical consulting expenses for the development of our lighting technology.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consists of professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased $164,326 to $210,545 for the three months ended September 30, 2007 compared to $46,219 for the three months ended September 30, 2006. This increase was due primarily to increases in travel, consulting and professional fees, somewhat offset by decreased insurance expenses.

For the nine months ended September 30, 2007, general and administrative expenses increased $247,048 to $385,457, compared to $138,409 for the nine months ended September 30, 2006. The increase for the nine months ended September 30, 2007 was due primarily to increases in legal, professional and consulting fees related to our public company filings, travel costs, costs related to the preparation and mailing of the proxy statement for our annual meeting of stockholders held in April 2007 and increases in financial and marketing consulting. These were somewhat offset by decreases in insurance expense.

OTHER INCOME. Other income for the three months ended September 30, 2007 was comprised of interest income of $16,490, compared to $771 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, other income was comprised of interest income of $19,478, compared to $3,736 for the nine months ended September 30, 2006. The increase in interest income is due to the increased cash balance as a result of the $2,500,000 of offering proceeds received.

Liquidity and Capital Resources

Our cash and cash equivalents of $2,362,789 as of September 30, 2007 are not sufficient to support our current levels of operations for the next twelve months. Accordingly, it will be necessary for us to seek additional financing.

Historically, we have funded our operations primarily through private placements of shares of unregistered common stock with accredited individual and institutional investors and advances from our officers and directors. During the quarter ended March 31, 2007, we raised an aggregate of $125,000 through the sale of 1,000,000 shares of our common stock at a price of $0.125 per share. From June to September 2007, we raised an additional $2,500,000 through the sale of 8,333,334 shares of our common stock at a price of $0.30 per share.

We expect that we will need to raise working capital in the first quarter of 2008 to fund our planned operations and research and development activities, through one or more debt or equity financings. Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. Our officers or directors may make further cash advances to us to fund operations from time to time; however, no officer or director is obligated to make any such advances. There can be no assurances that further cash advances, when and if made, will be sufficient to sustain our required levels of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at September 30, 2007.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July to September, 2007, we sold an aggregate of 4,666,534 shares of common stock to a group of eighteen accredited investors at a purchase price of $0.30 per share for gross proceeds of $1,399,960 in a private placement. No commissions were paid in the private placement. The shares were offered and sold pursuant to the exemption from registration under Rule 506 of Regulation D under the Securities Act.

ITEM 6.

(a) Exhibits

10.1	Telegen Corporation 2007 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard Herring, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries, Chief Financial Officer

32.1	Certification of Richard Herring, CEO, and Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEGEN CORPORATION
(Registrant)

Dated: November 14, 2007

By: /s/ Richard Herring
Richard Herring
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)