Form 10-K
period 2007-12-31
TELEGEN CORP /CO/
filed 2008-03-28
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

(650) 292-9658
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE.

Securities registered pursuant to Section 12(g) of the Exchange Act: COMMON STOCK, NO PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of issuer’s voting stock held by non-affiliates on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $19,775,871 based on the average of the bid and ask prices of such stock on that date of $0.50, as reported on the OTC Bulletin Board.

On March 28, 2008 there were 65,496,850 shares of Registrant’s common stock, no par value, issued and outstanding.

Documents Incorporated By Reference:    None

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Company” are to Telegen Corporation, Sendio, s.r.o., our Czech subsidiary, and our four inactive subsidiaries Telegen Display Corporation, Telegen Communications Corporation, Telegen Display Laboratories, Inc. and Telisar Corporation.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements. All statements other than statements of historical fact, including statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

The forward-looking statements contained herein involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by management to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties; however, management’s expectations, beliefs and projections may not be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements:

•	our lack of working capital and lack of revenues;
•	the availability of capital to us, in the amount and time needed, to fund our development programs and operations, and the terms and dilutive effect of any such financings;
•	our ability be successful in our product development and testing efforts;
•	our ability to obtain commercial development for our planned products;
•	our ability to obtain manufacturing for our planned products in a cost-effective manner and at the times and in the volumes required, while maintaining quality assurance;
•	market demand for and acceptance of our planned products, and other factors affecting market conditions;
•	technological advances and competitive pressure by our competitors;
•	governmental regulations imposed on us in the United States and European Union; and
•	the loss of any of our key employees or consultants.

For a discussion of these and other factors that may affect our business, results and prospects, see “ITEM 1. OUR BUSINESS” and “ITEM 1A. RISK FACTORS.” Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. We do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

PART I

ITEM 1. OUR BUSINESS

Overview

Telegen Corporation is focused on developing, manufacturing and selling a line of mercury free, energy efficient light bulbs based on our proprietary light-emitting technology. For the past several years, we have primarily focused on research and development efforts for our technology. In September, 2007, we formed Sendio s.r.o. (“Sendio”) in the Czech Republic as a wholly owned subsidiary. Sendio was formed to enter into a lease for certain facilities for the continued development and operation as a pilot plant for manufacturing of our product line. The commercial viability of our light bulb technology will largely depend on research and development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. During fiscal 2007, we had no commercial products and no revenues.

Peterson Sullivan, PLLC, our independent registered public accounting firm, in their opinion on our financial statements for the year ended December 31, 2007, raised substantial doubt about our ability to continue as a going concern. For further information, see Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

We are a California corporation, originally incorporated on August 30, 1996. Our shares of common stock are presently quoted on the OTC Bulletin Board under the symbol “TEGN”. We have an accumulated deficit of $48,530,613 as of December 31, 2007. Our corporate offices are located at 1840 Gateway Drive, Suite 200, San Mateo, California, 94404 and our telephone number is 650-292-9658.

Products Under Development, Our Proprietary Technology and Our Research and Development Efforts

We are currently performing methods research and manufacturing proof of concept prototypes for a light bulb utilizing our proprietary technology. During 2007, we obtained manufacturing equipment and facilities and hired employees to begin the operation of a pilot plant in the Czech Republic. The planned feature set for the light bulb includes energy efficiency to meet or exceed the existing standards of compact fluorescent light bulbs. In addition, our light bulb will not contain mercury. Other key design features of our planned light bulb are that it be fully dimmable, illuminates immediately when switched on and have a color quality that is warm and similar to incandescent light. We have not yet completed the design and manufacture of our product prototype, and we expect there will be adjustments to our current designs. However, we may not be able to successfully develop the full feature set for our planned light bulb or commercially manufacture our planned product.

Our emphasis on the development of our product prototype and commercial manufacturing of our line of light bulbs will command management’s primary attention during fiscal 2008. It will also comprise the primary use of our limited financial resources. In 2008, our success will depend on our ability to develop a product prototype for our light bulb technology that meet industry standards, obtain commercial manufacturing, generate market awareness and acceptance of our planned products, protect our technology through patents and trade secrets, and obtain funding to finance our operations. If we are unable, for technological, financial, competitive, or other reasons, to successfully meet these factors, our business and operations will be materially adversely affected.

The Lighting Industry

We believe the primary market for our planned light bulb is the commercial and residential General Illumination Market, where incandescent, halogen, fluorescent and LED light emitters are utilized. According to Strategies Unlimited of Mountain View California, the General Illumination Market was an estimated $12 to $15 billion market segment in 2005. This market segment is highly competitive and traditionally dominated by several large competitors such as General Electric Company, Phillips Electronics NV, Osram Sylvania, the North American operation of OSRAM GmbH, Germany, Siemens AG and Ushio Inc. These entities possess far more substantial financial, human and other resources than we do. In the past decade, other smaller rapidly growing companies have entered this market due to the outsourcing of manufacturing on a non-exclusive basis by these large corporations and other market factors. Distribution in this market segment is primarily through distributors (typically regional) or directly from manufacturers to larger retailers.

Significant lighting market drivers are size, shape, cost, brightness, color rendering, mercury free, dimming capability and energy efficiency. We are directing our product development efforts with awareness of these features.

Telegen intends to initially enter the energy efficient General Illumination Market in United States and the countries of the European Union.

Our Intellectual Property, Patents and Proprietary Rights

We are developing the necessary documentation, and we have applied for patent protection on our proprietary light-emitting technology. We have filed a total of 4 U.S. patent applications and international patent filings, and we expect to apply for additional patent protection both domestically and internationally in the future. We believe that our technology has unique aspects that are patentable; however, there can be no assurances that any patent will be issued or if issued that it will be defensible.

In addition, we currently have one issued U.S. patent on our prior technology in flat panel displays and embedding of digital data in an RF signal. In the first quarter of 2005, we suspended all further development efforts relating to this prior technology. Although currently we have no plans, in the future we may review this patent for potentially viable markets and commercial applications.

We protect our intellectual property rights through a combination of trademark, copyright, trade secret laws and other methods of restricting disclosure, and requiring our independent consultants, strategic vendors and suppliers to sign non-disclosure agreements as well as an assignment of inventions agreement when appropriate.

Regulatory Issues

Any commercial light bulb products that we develop may require certifications from Underwriters Laboratories for sale in the U.S. or Canada, or obtaining CE Marking for sale in the European Union. In addition, we may be subject to other certifying agencies and other regulatory approvals. The approvals and certifications required will be determined based upon the market that we enter. We are designing our light bulb to meet the standards for certification from Underwriters Laboratories, and we intend to submit an application to Underwriters Laboratories once our product prototype has been developed. We cannot predict whether we will obtain certification from Underwriters Laboratories or any other regulatory agency.

Competition

This market segment is highly competitive and traditionally dominated by several large international competitors such as General Electric Company, Phillips Electronics NV, Osram Sylvania, the North American operation of OSRAM GmbH, Germany, Siemens AG and Ushio Inc. These entities possess far more substantial financial, human and other resources than we do. The Company is aware of the existence of foreign competition which exports their products into our anticipated markets. We intend to compete based on the feature set of our light bulb technology.

Suppliers

Currently we are able to obtain the supplies used in our development process from a number of vendors. We believe that we will be able to readily find sources for the glass and other materials for our planned light bulb product.

Research and Development

We have spent an aggregate of approximately $2 million during fiscal 2007 and 2006 in our methods research and developing manufacturing proof of concept capabilities. See “Products Under Development, Our Proprietary Technology and Our Research and Development Efforts” above.

Environmental Compliance

We will be subject to certain environmental requirements and laws in the Czech Republic that are presently being identified. We may be subject to additional environmental requirements in the future.

Marketing and Sales

During 2007 we initiated certain marketing initiatives to determine our preliminary marketing strategy and research and to begin branding and corporate positioning issues. Our marketing efforts have included market research to determine market size, competition, product features, consumer attitudes, pricing, certifications, government agencies, grants, target channels and retailers, branding and creation of initial marketing collateral. We have also had strategic meetings with certain retailers, potential channel and distribution partners to determine levels of interest in our light bulb and the underlying technology. We believe that the results of these meetings were positive but no agreements have been entered into. Based on the information we have obtained we believe that the technology could prove to have a viable market, but can give no assurances that any such market will develop.

In the state of California, certain utilities are required by law to invest 0.15% of their gross revenue to introduce energy saving devices to the market. They do so by providing incentives to all market channel levels. One form of incentives is by providing cash rebates to manufacturers, stores and consumer. We intend to pursue incentives that we identify and qualify for, but there can be no assurances that these incentives will be obtained. As part of our market and sales due diligence, in November 2006, we attended the California Lighting Technology Forum attended by all major California utilities and the director of the California Energy Commission, and in 2005 and 2006 we attended LightFair, the largest lighting related trade show in the U.S.

We believe that initial sales would most likely occur though independent regional distributors and direct purchases by utility companies and retailers. However, we currently do not have any distribution relationships, and these may never develop.

Employees

As of December 31, 2007 we had 50 full time employees in the Czech Republic through our subsidiary Sendio. In addition, we have no employees in the United States. Our executive officers, Richard Herring, Richard Sellers and Matthew DeVries are consultants.

We routinely use consultants in our U.S. operations and strategic vendors on a work for hire contract basis.

ITEM 1A. RISK FACTORS

In addition to the other information in this Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business and an investment in our stock.

Risk Factors Relating to Our Company and Our Business

We are a research and development company. We have a limited operating history, we have generated no revenues since 1998, and it is difficult to evaluate our business and prospects.

We have been engaged in the research and development of our new line of energy efficient, mercury free light bulbs since May 2004, and have incurred significant operating losses in every fiscal year since our inception in 1996. We have not completed the design and manufacture of our product prototype and have not commenced commercial manufacturing. We have not generated any revenues since 1998 and we depend on third-party financing to fund operations. We have no operating history upon which an investor can evaluate our business and prospects, and we may never be successful or achieve profitability.

Our business may fail if we are unable to obtain financing for our working capital needs.

Our cash and cash equivalents of $1,014,512 as of December 31, 2007 are not sufficient to support our operations through fiscal 2008 and it will be necessary for us to seek additional financing. During 2008, we expect to continue to incur operating losses as we continue research and development expenditures on our light bulb technology, pursue product development, patent protection and enforcement, marketing and sales, and establishment and expansion of manufacturing and distribution capabilities. Our ability to implement our business plan for 2008 and our future operating success will be significantly impaired or delayed if we are unable to secure financing in the amounts and at the times needed to fund our working capital. We may seek to obtain funds through equity or debt financings, as well as through strategic financial partners. If we raise funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, the issuance of debt securities could increase our risk or perceived risk. Such additional financing may not be available to us on acceptable terms, if at all. If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Our auditors added an explanatory paragraph to their opinion on our fiscal 2007 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

We have a number of technology issues to resolve before we will be able to manufacture a commercially viable product.

Although we have completed initial engineering of our light bulb, further development work and field testing will be necessary before the technology can be deployed. If we are unable to solve current and future technology issues, we will not be able to manufacture a commercially viable product. In addition, if we encounter unanticipated difficulty in solving technology issues, our research and development costs could substantially exceed budgeted amounts, and it may take longer to produce a commercially viable product.

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

We must successfully develop, introduce, manufacture, market, and sell products and manage our operating expenses.

To be a viable business, we must successfully develop commercial applications for our technology, introduce, manufacture market, and sell products and manage our operating expenses. Our products are in development and are subject to the risks inherent in the development of technology products, including unforeseen delays, expenses, patent challenges and complications frequently encountered in the development and commercialization of technology products, the dependence on and attempts to apply new and rapidly changing technology, and the competitive environment of the industry. Many of these events are beyond our control, such as unanticipated development requirements, delays in submitting documentation for and being granted patents and manufacturing problems. Our success also depends on our ability to maintain high levels of employee utilization, manage our production costs, sales and marketing costs and general and administrative expenses, and otherwise execute on our business plan. We may not be able to effectively and efficiently manage our development and growth. Any inability to do so could increase our expenses and negatively impact our results of operations.

We have incurred historical losses and as a result, may not be able to generate profits, support our operations, or establish a return on invested capital.

We incurred losses in fiscal 2007 of $3,108,380 and have an accumulated deficit of $48,530,613 as of December 31, 2007. In addition, we expect to increase infrastructure and operating expenses to fund our anticipated growth. We cannot predict when or whether we will ever generate a profit or otherwise establish a return on invested capital. Our business strategies may not be successful and we may never generate significant revenues or profitability, in any future fiscal period or at all.

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

Our audited financial statements have been prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firm has stated in their report on our 2007 financial statements that our recurring losses from operations and our difficulties in generating cash flow to meet our obligations and sustain our current level of operations raise substantial doubt about our ability to continue as a going concern.

We rely heavily on a few consultants and employees, the loss of which could have a material  adverse effect on our business, operating results and financial condition.

Our future success will depend in significant part upon the continued services of our officers and directors and certain key consultants, and our ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel when needed. Competition for quality personnel is intense, and there can be no assurance that we can retain our existing key personnel or that we will be able to attract, assimilate and retain such employees in the future when needed. The loss of key personnel or the inability to hire, assimilate or retain qualified personnel in the future could have a material adverse effect upon our business.

We face currency risks associated with fluctuating foreign currency valuations.

With our operations in the Czech Republic through Sendio, Sendio’s accounts, which currently primarily consist of lease payments, compensation, and other R&D and administration expenses, are denominated in the Czech Koruna (CZK) and the EUR. An increase in the value of the CZK and EUR in relation to the U.S. dollar would have an adverse effect on our operating expenses. In addition, we may engage in business in other counties, including in the European Union, and our operating results will be subject to fluctuations in the value of those currencies against the U.S. dollar. In addition, the financial statements for our Czech subsidiary are denominated in the CZK; accordingly, on a consolidated financial statement reporting basis, these numbers are translated into U.S. dollars and are affected by currency conversion rates. As of December 31, 2007, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations.

Risk Factors Related to Our Industry

We may be materially disadvantaged if we fail to keep pace with technological changes.

The lighting industry is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products and technologies obsolete and unmarketable. Our success will depend in part on our ability to successfully develop commercial applications for our technology, anticipate and respond to technology developments and changes in industry standards, and obtain market acceptance on any products we introduce. We may not be successful in the development of our technology, and we encounter technical or other serious difficulties in our development or commercialization that would materially adversely affect our results of operations.

We face intense competition.

The lighting industry is very competitive and we expect this competition to continue to increase. The General Illumination Market segment within the lighting industry is dominated by a number of well-funded multi-national companies, such as General Electric Company, Phillips Electronics NV, Osram Sylvania, the North American operation of OSRAM GmbH, Germany, Siemens AG and Ushio Inc., have established products and are developing new products that compete with the products we are developing. We may not be able to compete effectively against these or other competitors, most of whom have substantially greater financial resources and operating experience than us. Many of our current and future competitors may have advantages over us, including:

•	well established products that dominate the market;
•	longer operating histories;
•	established customer bases;
•	substantially greater financial resources;
•	well established and significantly greater technical, research and development, manufacturing, sales and marketing resources, capabilities, and experience; and
•	greater name recognition.

Our current and potential competitors have established, and may continue to establish in the future, cooperative relationships among themselves or with third-parties that would increase their market dominance and negatively impact our ability to compete with them. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products. If we fail to adapt to market demands and to compete successfully with existing and new competitors, our results of operations could be materially adversely affected.

The market for lighting technology is changing rapidly and there can be no assurance that we will be able to compete, especially in light of our limited resources. There can be no assurance that any products that we develop and technologies can compete successfully on a cost, quality or market acceptance basis with these other products and technologies.

We depend on our intellectual property. If we are unable to protect our intellectual property, we may be unable to compete and our business may fail.

Our success and ability to develop our technology and create new products and eventually compete depends to a significant degree on our ability to protect our proprietary technology, particularly any patentable material. We rely on a combination of patents, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to preserve our rights pertaining to our technology. We have several patent applications pending; however, we cannot predict when or whether these patents will be granted. However, any intellectual property protection we seek may not preclude competitors from developing products similar to ours. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

If our research and development efforts are successful, any commercial products that we develop will be subject to extensive regulation, both in the U.S. and internationally. Compliance with these laws and regulations will be costly and will incur significant management time. Failure to comply with applicable laws and regulations could have a material adverse effect on our business.

Our ability to manufacture products will depend on the continuous supply and availability of raw materials.

The principal raw materials that we expect to use in manufacturing our light bulbs include glass, electronic components and other required materials. Our business will be adversely affected by any impairment in the supply of these raw materials or by price increases. Also, because we are developing a new product, it is difficult to estimate market acceptance and demand for our products. If we materially underestimate demand for our products or are unable to secure sufficient raw materials, we might not be able to satisfy demand on a short-term basis. We do not have supply agreements in place for raw materials, and we will be subject to risk of fluctuations in supply and price.

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

From 2003 through December 2006, we were not in compliance with our reporting obligations under the Securities Exchange Act of 1934. In particular, we have failed to file any required annual, quarterly and other periodic reports since January 2003. We may be subject to sanctions from the SEC or from the NASD as a result of our deficient filings. Any such action may have an adverse effect on us or on the trading of our common stock. In December 2006, we filed with the SEC our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-QSB for each of the quarterly periods during fiscal 2006. We believe that we are current with our quarterly and annual filings through the date of this report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We own no real property. Our corporate headquarters are leased on a month-to-month basis.

On October 31, 2007, Sendio, our wholly-owned subsidiary, entered into a non-residential premises lease agreement with Multidisplay, s.r.o., a company formed under the laws of the Czech Republic (“Multidisplay”) for certain facilities located in the Czech Republic. We are presently using the facilities to develop and assess the feasibility of manufacturing of our light bulbs. This lease is for approximately 420,000 square feet of office and manufacturing facilities in the city of Hranice, in the Czech Republic. The lease became effective on November 1, 2007 and the initial term expires on June 30, 2008, although Sendio has the right to extend the initial term of the lease, no later than April 30, 2008, for an additional nine years and three months, which such term shall end on October 31, 2017. Our decision whether to extend the term of the lease will depend, among other things, on our ability to obtain additional financing and the results of our manufacturing assessment. The rent for the initial term is EUR 1,575,000 (approximately $2,318,222 USD), and we issued 6,100,000 shares of common stock as payment in full of all amounts owing under the lease for the initial term. If the lease is extended for the extended term, the annual rent will be EUR 2,100,000 (approximately $3,091,000 USD), subject to annual increases of 2% commencing on January 1, 2009. Sendio is responsible for certain insurance, utilities, maintenance and other costs as described in the lease.

ITEM 3. LEGAL PROCEEDINGS

We have no pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are presently quoted on the OTC Bulletin Board under the symbol TEGN. Listed below are the high and low sale prices for the shares of our common stock during the years ended December 31, 2007 and 2006. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2006
First Quarter (ended March 31, 2006)	$0.38	$0.16
Second Quarter (ended June 30, 2006)	0.30	0.12
Third Quarter (ended September 30, 2006)	0.25	0.12
Fourth Quarter (ended December 31, 2006)	0.30	0.12

Fiscal 2007
First Quarter (ended March 31, 2007)	0.45	0.25
Second Quarter (ended June 30, 2007)	0.50	0.25
Third Quarter (ended September 30, 2007)	1.01	0.36
Fourth Quarter (ended December 31, 2007)	0.51	0.23

As of December 31, 2007, there were 64,663,517 shares issued and outstanding and approximately 680 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name. No dividends have ever been paid to holders of our common stock, and we do not anticipate paying dividends in the future.

Securities Authorized for Issuance Under Equity Compensations Plans

On October 26, 2007, our Board of Directors approved the Telegen Corporation 2007 Stock Incentive Plan. A total of 10,000,000 shares of our common stock were authorized for issuance under the plan. The following table gives information as of December 31, 2007, the end of the most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options, warrants and rights under our 2007 Stock Incentive Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	1,950,000	$0.33	6,250,500
Totals	1,950,000	$0.33	6,250,500

A description of the Telegen Corporation 2007 Stock Incentive Plan can be found in Note 7 to the financial statements contained in this report on Form 10-K.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal year ended December 31, 2007, which were not registered under the Securities Act.

•
From January 4, 2007 to March 31, 2007, we sold an aggregate of 1,000,000 shares of common stock to a group of 3 accredited investors at a purchase price of $0.125 per share for gross proceeds of $125,000 to be used for working capital. Mark Weber, one of our directors, participated in the private placement, purchasing 400,000 shares and Richard Sellers, an officer and director, purchased 400,000 shares. The purchases by Mr. Weber and Mr. Sellers were made on identical terms to all other investors in the private placement. No commissions were paid in the private placement. The shares were offered and sold pursuant to the exemption from registration under Rule 506 of Regulation D of the Securities Act.

•
From June to September, 2007, we sold an aggregate of 8,333,334 shares of common stock to a group of twenty accredited investors at a purchase price of $0.30 per share for gross proceeds of $2,500,000 in a private placement. No commissions were paid in the private placement. The shares were offered and sold pursuant to the exemption from registration under Rule 506 of Regulation D of the Securities Act.

•
Effective November 1, 2007, we issued 6,100,000 shares of common stock to a foreign investor. We issued the shares as payment in full for all amounts, including rent, taxes, levies and other fees or payments of EUR 1,575,000 (approximately $2,275,000 USD), owing for the initial term under the premises lease entered into by our wholly-owned subsidiary, Sendio. See “Item 2. PROPERTIES” above. The shares were offered and sold pursuant to the exemption from registration under Regulation S of the Securities Act.

•
On November 16, 2007, we issued options to purchase 1,300,000 shares of common stock at an exercise price of $0.38 per share pursuant to the Telegen Corporation 2007 Stock Incentive Plan. The exercise price reflects the closing market price as of the date of grant.

•
On December 17, 2007, we issued options to purchase 650,000 shares of common stock at an exercise price of $0.23 per share pursuant to the Telegen Corporation 2007 Stock Incentive Plan. The exercise price reflects the closing market price as of the date of grant.

•
On December 17, 2007, we issued 1,799,500 shares of common stock to employees and consultants as compensation pursuant to the Telegen Corporation 2007 Stock Incentive Plan. The shares were valued at $0.23 per share, the market price on the date of issuance. The shares were issued pursuant to the exemption from registration provided by Section 4(2) under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “FORWARD LOOKING STATEMENTS” and “RISK FACTORS.”

At December 31, 2007 our independent registered public accounting firm, Peterson Sullivan, PLLC has raised substantial doubt about our ability to continue as a going concern. See “Note 3” to our Consolidated Financial Statements.

Overview

We are focused on developing, manufacturing and selling a line of mercury free, energy efficient light bulbs. The commercial viability of our light bulb technology is largely dependent on research and development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. We currently have no commercial products and no revenues, and we have no firmly established timeline to bring a commercial product to market or generate revenue.

Our independent registered public accounting firm has issued a “going concern” statement in its report on our financial statements for the fiscal year ended December 31, 2007, stating that we had a net loss and negative cash flows from operations in fiscal 2007, and that we have an accumulated deficit. Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this going-concern uncertainty.

Our cash and cash equivalents as of December 31, 2007 are not sufficient to support our operations through fiscal 2008 and it will be necessary for us to seek additional financing. See “Liquidity and Capital Resources” below.**

Plan of Operations

We had no revenues in either fiscal 2007 or 2006, and we have made significant expenditures for research and development. We expect to continue to make significant expenditures in research and development and manufacturing in fiscal 2008 as we attempt to move forward with our proof of concept prototypes for a light bulb utilizing our proprietary technology. Our future success and operating results will depend in large part on the results of these efforts.

For fiscal 2008, we anticipate that we will continue our research and development efforts and the operation of a pilot plant for our line of light bulbs. On October 31, 2007, Sendio, our wholly-owned subsidiary, entered into a non-residential premises lease agreement with Multidisplay for certain facilities located in the Czech Republic. We are presently using the facilities to assess the feasibility of manufacturing of our line of light bulbs. The base rent through June 30, 2008 of EUR 1,575,000 (approximately $2,275,000 USD), under the lease has been paid for by the issuance of 6,100,000 shares of our common stock. At its option, Sendio has the right to extend the lease by providing written notice to Multidisplay no later than April 30, 2008, for an additional nine years and three months, which such term shall end October 31, 2017. If the lease is extended for the extended term, the annual rent will be EUR 2,100,000 (approximately $3,091,000 USD), subject to annual increases of 2% commencing on January 1, 2009. Our ability to enter into the extended term is dependant, among other things on our ability to obtain additional financing and there can be no assurances that this will be the case.

Our anticipated expenditures related to our operations in fiscal 2008 will primarily depend on personnel costs and additional equipment needs for continued research into the feasibility of the manufacturing process. In addition, we may incur additional costs for office space and any operating equipment required at that time. An overall estimate of our capital expenditures is primarily dependant upon the success of our development and manufacturing results for our prototype, and as such cannot presently be estimated. Any additional capital expenditures will be dependant upon our ability to obtain additional financing.

In November 2007, Sendio hired 50 engineering, technical and administrative employees. We anticipate that Sendio may begin to hire additional employees in the first half of fiscal 2008, but the number of employees is not known.

The number of employees added for either Sendio or in the US operations will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

Our anticipated costs in fiscal 2008 for the completion of our line of light bulbs cannot be reasonably estimated due to the inherent uncertainty of the research and feasibility of the manufacturing processes. No additional projects are planned, but there can be no assurances that changes to this plan will not occur. There can be no assurances that this development process will be successful or, if successful, that the technology will find a market and achieve sales that can sustain our operations without additional funding.

We are presently seeking office space for our operations in the United States and anticipate that we will open an office in or around Seattle, Washington during the next twelve months. No specific location has been identified.

Results of Operations for the Fiscal Years ended December 31, 2007 and 2006

Research and Development Expenses

For the years ended December 31, 2007 and 2006 we were involved in a single project to develop and commercialize our proprietary technology. Research and development expenses increased $1,563,400 to $1,879,822 for the year ended December 31, 2007 compared to $316,422 for the year ended December 31, 2006. For the years ended December 31, 2007 and 2006, research and development expenses consisted primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel. Also included in research and development expenses for the year ended December 31, 2007 were the following expenses related to the operation of the pilot plant at Sendio: a non-cash charge of approximately $690,000 resulting from the 6,100,000 shares we issued as payment for the initial term under the lease of Sendio’s premises; salary and related costs of approximately $260,000; and other operating costs of approximately $200,000. Also included in research and development expense is a non-cash charge for compensation expense of $161,936 for the year ended December 31, 2007 resulting from our issuance of common stock and options to purchase common stock under our 2007 Stock Incentive Plan. By comparison, for the year ended December 31, 2006, we had a non-cash compensation charge of $60,000 for the issuance of 300,000 shares of common stock to Charles Hunt, a member of our board of directors and one of our technical consultants. The increase in research and development expenses for the twelve months ended December 31, 2007 is due to increased compensation expenses, as well as increased technical consulting expenses related to the ramp up of the development of our light bulb and the expenses of Sendio of approximately $1,150,000.

We do not have an established timeline for the completion of our light bulb line, as the results are not certain and as such, cannot estimate the costs that are required to develop a commercially viable product. If we are unable to develop a product that is commercially viable with the resources available to us, we will need to discontinue our current development efforts and either seek alternative projects or possibly curtail or cease our operations.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2007 and 2006 consisted of compensation expenses related to stock and options issuances, professional and legal fees, consulting expenses, insurance, travel, rent, general corporate related overheads and office expenses. Also included in the year ended December 31, 2007 are Sendio’s administrative staff salaries, occupancy related costs and general overhead. General and administrative expenses increased by $955,726 to $1,367,031 for the year ended December 31, 2007 compared to $411,305 for the year ended December 31, 2006. The increase is due to increases in non-cash compensation expenses, the expenses of Sendio of approximately $227,000, and increases in legal and consulting fees. In fiscal 2007, we had non-cash compensation expense of $737,288 resulting from the issuance of common stock and options to purchase common stock, compared to non-cash compensation expense of $190,000 for fiscal 2006. Included in Sendio’s general and administrative expenses is a non-cash charge related to the shares issued for the lease of the Sendio premises of approximately $77,000, salary and related costs of approximately $77,000 and other operating costs of approximately $73,000.

Other Income

Other income and expense for fiscal 2007 included interest income of $34,615, an increase of $30,758 when compared to $3,857 for fiscal 2006. The increase in interest income is due to higher average cash balances for fiscal 2007 when compared to fiscal 2006. Other income also includes a gain from the write off of certain accounts payable in the amount of $237,545 for which the statute of limitations had expired.

Liquidity and Capital Resources

Our cash and cash equivalents of $1,014,512 as of December 31, 2007 are not sufficient to support our operations through fiscal 2008 and it will be necessary for us to seek additional financing.

Historically, we have funded our operations primarily through private placements of shares of unregistered common stock with accredited individual and institutional investors and advances from our officers and directors.

On March 25, 2008 the Company sold 833,333 shares of common stock to an accredited investor at a purchase price of $0.30 per share for gross proceeds of $250,000 in a private placement.

We will need to raise working capital to fund our on-going and planned research, development, manufacturing and other planned operations through one or more debt or equity financings. Our efforts to raise capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. Our officers or directors may make further cash advances to us to fund operations from time to time; however, no officer or director is obligated to make any such advances. Any future debt or equity financings, when and if made, may not be sufficient to sustain our required levels of operations. In addition, if necessary, we may explore strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction. If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed would have a material adverse effect on our financial position, results of operations and our ability to continue in existence. Our auditors added an explanatory paragraph to their opinion on our fiscal 2007 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates on an ongoing basis and base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at that time. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the dollar amounts reported on our financial statements. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policy affects our more significant estimates used in the preparation of our financial statements and is important to the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant your understanding of our company. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to our Consolidated Financial Statements included in this Report.

Share Based Payments

We account for share-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, share-based compensation expense reflects the fair value of share-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. If we had used different assumptions particularly as to stock price volatility and the expected life of options, the amount of compensation expense we recognized would have been different.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2007.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

/s/ Richard N. Herring	/s/ Matthew DeVries
Richard N. Herring Chief Executive Officer	Matthew DeVries Chief Financial Officer

THE FOREGOING MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING SHALL NOT BE DEEMED TO BE “FILED” WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY PAST OR FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE IT BY REFERENCE INTO SUCH FILING.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2007.

Name	Age	Title
Duncan Troy	48	Chairman of the Board
Richard N. Herring	69	Chief Executive Officer and Director
Richard G. Sellers	47	President, Chief Operating Officer and Director
Mark Weber	51	Director
Charles Hunt	54	Director
Matthew DeVries	45	Chief Financial Officer

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

RICHARD G. SELLERS was elected to our board effective February 28, 2004, and has served as our Chief Operating Officer and Secretary since May 2004.  Mr. Sellers also serves as our President since July 5, 2007. Mr. Sellers is an investor and advisor to start-up and turnaround companies combining his engineering, marketing and operations experience to build positive cash flow and shareholder equity.  He worked as a consultant for Telegen to assist with their emergence from bankruptcy from March through October 2000 (His sole compensation was stock options, which have since expired unexercised).  From 1989 to 2000 he was founder and CEO of ARC Group International, Inc., a company specializing in international logistics.  In the 1980’s he worked as a test engineer for Martin Marietta (now Lockheed Martin Corporation) and thereafter was a founding member of Quadtek, Inc., which pioneered innovative high temperature video systems in industrial environments. Mr. Sellers currently is the CEO and founder of a private real estate development company in Seattle, Washington.  Mr. Sellers is an investor, board member or advisory board member for several privately held companies in various market segments.

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

MATTHEW DEVRIES is a consultant to us and was appointed by the Board of Directors as our Chief Financial Officer on October 17, 2006. Mr. DeVries has been a financial consultant since 2001, providing public and privately held corporations financial assistance and has coordinated audits and supervised the preparation and filing of public disclosure documents for corporations in his consulting practice. In 2000 and 2001, Mr. DeVries was a senior financial executive for a publicly traded Active Voice Corporation until its acquisition by Cisco Systems, Inc. Mr. DeVries served two different terms in 2001- 2002 and 2004 to 2006 as Executive Board Member and Treasurer of the Parent Cooperative Education Program, a non-profit corporation based in Edmonds, Washington.

Audit Committee Financial Expert

Our entire Board of Directors currently functions as the Audit Committee. Due to limited operations, we do not have an “audit committee financial expert” serving on the Board, but we intend to locate such expert when possible.

Policy on Stockholder Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, from those set forth in our annual report on Form 10-K for the year ended December 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”). Such officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

We believe that our officers, directors, and 10% stockholders complied with their Section 16(a) filing obligations during the fiscal year ended December 31, 2007 with the following exceptions:

•	Richard Sellers, our President, Chief Operating Officer and a director did not file a Forms 4 on a timely basis to report his 3 purchases of shares in our private placements in 2007; and
•	Duncan Troy, our Chairman of the Board, failed to file a Form 4 to report a grant of common stock during 2007.

Code of Ethics

Due to our limited operations, we have not yet adopted a Code of Ethics applicable to our principal executive officer, principal financial and accounting officer or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended December 31, 2007 and 2006 by our principal executive officer and our other executive officer whose total compensation exceeded $100,000 in fiscal 2007 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard Herring	2007	-	-	16,675	126,495	-	-	30,000	173,170
Chief Executive Officer, Principal Executive Officer (1)	2006	-	-	40,000	-	-	-	-	40,000

Richard Sellers	2007	-	-	103,500	121,188	-	-	-	224,688
President and Chief Operating Officer (2)	2006	-	-	80,000	-	-	-	-	80,000

(1)
On November 16, 2007 we issued options to purchase 250,000 shares of common stock to Mr. Herring for service as a director at an exercise price of $0.38 per share and an estimated fair value of $94,650. On December 17, 2007 we issued options to purchase 150,000 shares of common stock for service as our Principal Executive Officer at an exercise price of $0.23 per share and an estimated fair value of $31,845. The exercise prices reflect the closing market prices on the respective grant dates. The options vested on December 31, 2007 and have a ten year life from the date of issuance. On December 17, 2007, we issued 72,500 shares of common stock valued at $16,675 based on the closing market price of $0.23 as of that date. The shares of common stock were fully-vested upon issuance. All other compensation of $30,000 is comprised entirely of consulting fees paid in cash. On October 17, 2006 we issued 200,000 shares of common stock to Mr. Herring for his service as our Chief Executive Officer. The value was determined using the closing market price of $0.20 on the date of grant.

(2)
On November 16, 2007 we issued options to purchase 250,000 shares of common stock to Mr. Sellers for service as a director at an exercise price of $0.38 per share and an estimated fair value of $94,650. On December 17, 2007 we issued options to purchase 125,000 shares of common stock for service as our President and Chief Operating Officer at an exercise price of $0.23 per share and an estimated fair value of $26,538. The exercise prices reflect the closing market prices on the respective grant dates. The options vested on December 31, 2007 and have a ten year life from the date of issuance. On December 17, 2007, we issued 450,000 shares of common stock valued at $103,500 based on the closing market price of $0.23 as of that date. The shares of common stock were fully-vested upon issuance. On October 17, 2006, we issued 400,000 shares of common stock valued at $80,000 to Mr. Sellers for his service as our Chief Operating Officer. The value was determined using the closing market price of $0.20 on the date of grant.

Narrative Disclosure to Summary Compensation Table

We do not have employment agreements in place with our Named Executive Officers, and we do not pay salary or bonus. To date, we have compensated our Named Executive Officers solely through the grant of stock options, stock awards and consulting fees. In addition, we do not have agreements with our Named Executive Officers providing for payments, whether from resignation, retirement or other termination of employment, resulting from a change of control.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Herring	250,000	—	—	$0.38	11/15/2017	—	—	—	—
Richard Herring	150,000	—	—	$0.23	12/16/2017	—	—	—	—
Richard Sellers	250,000	—	—	$0.38	11/15/2017	—	—	—	—
Richard Sellers	125,000	—	—	$0.23	12/16/2017	—	—	—	—

Compensation of Directors

The following table summarizes data concerning the compensation of our directors for the fiscal year ended December 31, 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Duncan Troy (1)	-	11,500	113,580	-	-	-	125,080
Mark Weber (2)	-	-	94,650	-	-	35,340	129,990
Charles Hunt (3)	-	57,500	121,188	-	-	144,462	323,150

(1)
On November 16, 2007 we issued options to purchase 300,000 shares of common stock to Mr. Troy for service as the chairman of our board of directors at an exercise price of $0.38 per share and an estimated fair value of $113,580. The exercise price reflects the closing market prices on the date of grant. The options vested on December 31, 2007 and have a ten year life from the date of issuance. On December 17, 2007, we issued 50,000 shares of common stock valued at $11,500 based on the closing market price of $0.23 as of that date for service as a director of Sendio. The shares of common stock were fully-vested upon issuance.

(2)
On November 16, 2007 we issued options to purchase 250,000 shares of common stock to Mr. Weber for service as a director at an exercise price of $0.38 per share and an estimated fair value of $94,650. The exercise price reflects the closing market prices on the date of issuance. The options vested on December 31, 2007 and have a ten year life from the date of issuance. We paid to Weber Marketing, Inc., a company wholly owned by Mr. Weber, $35,340 during the year ended December 31, 2007 for marketing services provided to us.

(3)
On November 16, 2007 we issued options to purchase 250,000 shares of common stock to Mr. Hunt for service as a director at an exercise price of $0.38 per share and an estimated fair value of $94,650. On December 17, 2007 we issued options to purchase 125,000 shares of common stock for research and development services provided at an exercise price of $0.23 per share and an estimated fair value of $26,538. The exercise prices reflect the closing market prices on the respective grant dates. The options vested on December 31, 2007 and have a ten year life from the date of issuance. On December 17, 2007, we issued 250,000 shares of common stock valued at $57,500 based on the closing market price of $0.23 as of that date. All other compensation of $144,462 is comprised of consulting fees paid in cash for technical consulting related to the development of our product.

All compensation for Directors Herring and Sellers has been previously disclosed in the Executive Compensation table, above.

Narrative Disclosure to Director Compensation Table

The Board does not receive cash for service on the Board of Directors. There are no standard arrangements for compensation for the directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2008, based on information available to us by the following persons or groups:

•	each person who is known by us to own more than 5% of the outstanding common stock;
•	each of our directors;
•	the Named Executive Officers; and
•	all of our executive officers and directors, as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)		Percent of Class

Richard G. Sellers	8,631,745	(2)	13.2%
Polymer Holdings, Ltd.	7,705,555		11.8%
Broomhill Road
Stonehaven, UK AB39 2NH
CTP Products, B.V.	6,100,000		9.3%
Veendam, Stolberweg 197, 9641
The Netherlands
Michael Moors	5,858,364	(3)	8.9%
Eaton Cottage
Eaton Congleton UK CW12 2NA
Duncan Troy	2,772,663	(4)	4.2%
Richard Herring	1,787,500	(5)	2.7%
Mark W. Weber	1,397,866	(6)	2.1%
Charles Hunt	925,000	(7)	1.4%

All directors and officers as a group (6 persons)	15,877,274	(8)	24.2%

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

(2)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share and a fully-vested option to purchase 125,000 shares of common stock at an exercise price of $0.23 per share.

(3)
Includes 933,334 shares of common stock held by Private Equity III Ltd., an investment entity of which Mr. Troy is the holder of 12.5% and Mr. Moors is the holder of 18.75% of the issued share capital and both are Directors. Mr. Moors disclaims beneficial ownership of the shares of common stock held by Private Equity III Ltd. except to the extent of his pecuniary interest.

(4)
Includes a fully-vested option to purchase 300,000 shares of common stock at an exercise price of $0.38 per share and 933,334 shares held by Private Equity III Ltd., an investment entity of which Mr. Troy is the holder of 12.5% and Mr. Moors is the holder of 18.75% of the issued share capital and both are Directors. Mr. Troy disclaims beneficial ownership of the shares of common stock held by Private Equity III Ltd. except to the extent of his pecuniary interest.

(5)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share and a fully-vested option to purchase 150,000 shares of common stock at an exercise price of $0.23 per share.

(6)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share and 157,866 shares of common stock held by Weber Marketing Group, Inc., a marketing agency wholly owned by Mr. Weber.

(7)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share and a fully-vested option to purchase 125,000 shares of common stock at an exercise price of $0.23 per share.

(8)	Consists of Duncan Troy, Richard Herring, Richard Sellers, Mark Weber, Charles Hunt and Matthew DeVries.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During fiscal 2007, two of our directors participated in the private placements of our common stock, on the same terms as other purchasers in the offerings, as follows:

•	Mark Weber, a member of our Board of Directors, purchased 400,000 shares of common stock at a price of $0.125 per share for gross proceeds to us of $50,000;
•
Richard Sellers, our President, Chief Operating Officer and a member of our Board of Directors, purchased 400,000 shares of common stock at a price of $0.125 per share for gross proceeds to us of $50,000; and

•
Richard Sellers, our President, Chief Operating Officer and a member of our Board of Directors, purchased 1,846,533 shares of common stock at a price of $0.30 per share for gross proceeds to us of $554,000.

During fiscal 2007, we paid $30,000 in consulting fees to Richard Herring, our Chief Executive Officer and a member of our Board of Directors, for his service as Chief Executive Officer.

During fiscal 2007, we paid consulting fees to Charles Hunt, a member of our Board of Directors, for research and development services provided to us, consisting of $144,462 in cash, plus stock options to purchase 125,000 shares of common stock at an exercise price of $0.23 per share (valued for purposes of FAS 123R reporting at $26,538). The options vested on December 31, 2007 and have a 10-year life from the date of grant.

During fiscal 2007, we paid $35,340 in consulting fees to Weber Marketing, Inc., a company wholly owned by Mr. Weber, a member of our Board of Directors, for marketing services provided to us.

During fiscal 2007, we paid $51,723 in consulting fees to Matthew DeVries, our Chief Financial Officer, for service as our Chief Financial Officer.

Except as otherwise disclosed herein, none of our directors, executive officers, greater than five percent stockholders, or any associate or affiliate thereof had any material interest, direct or indirect, in any transaction during the fiscal year ended December 31, 2007.

Director Independence

As of December 31, 2007, two members of our Board of Directors, Mark Weber and Duncan Troy were “independent” within the meaning of the listing standards of The NASDAQ Stock Market.

Our Board of Directors does not have a separate audit committee, but the entire Board performs the duties of the audit committee. Directors Richard Herring, Richard Sellers, Charles Hunt do not qualify as independent directors within the meaning of the listing standards of The NASDAQ Stock Market.

We do not have a nominating committee of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Peterson Sullivan, PLLC for Fiscal 2007 and 2006

The following is a summary of the aggregate fees billed to us by Peterson Sullivan PLLC, our current independent registered public accounting firm, for the fiscal years ended December 31, 2007 and 2006:

	Fiscal 2007	Fiscal 2006

Audit Fees	$38,752	$29,636
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL Fees	$38,752	$29,636

Fees Paid to Singer Lewak Greenbaum & Goldstein LLP for Fiscal 2007 and 2006

The following is a summary of the aggregate fees billed to us by Singer, Lewak, Greenbaum & Goldstein LLP, our former independent registered public accounting firm, for the fiscal years ended December 31, 2007 and 2006.

We dismissed Singer, Lewak, Greenbaum & Goldstein LLP as our independent registered public accounting firm effective December 7, 2006.

	Fiscal 2007	Fiscal 2006

Audit Fees	$—	$51,664
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL Fees	$—	$51,664

Policy for Approval of Audit and Permitted Non-Audit Services

Our Board of Directors, which serves as our audit committee, reviews the scope and extent of all audit and non-audit services to be provided by the independent auditors, including any engagement letters, and reviews and pre-approves all fees to be charged for such services. The Board of Directors may establish additional or other procedures for the approval of audit and non-audit services that our independent auditors perform. In pre-approving services to be provided by the independent auditors, the Board of Directors considers whether such services are consistent with applicable rules regarding auditor independence.

PART IV

IITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1. Financial Statements: The following consolidated financial statements, related notes and report of independent registered public accounting firm are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

2. Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3. Exhibits.

Exhibit No.		Description
3.1	(1)	Amended and Restated Articles of Incorporation of Telegen Corporation dated June 30, 2000
3.2A	(2)	Bylaws of Telegen Corporation
3.2B	(3)	Certificate of Amendment of Bylaws effective August 6, 1997
10.1	(4)	Telegen Corporation 2007 Stock Incentive Plan
10.2	(5)	Form of Telegen Corporation Stock Option Agreement
10.3	(6)	Agreement on the Lease of Non-Residential Premises between Sendio s.r.o. and Multidisplay, s.r.o., dated October 31, 2007
10.4	(6)	Letter Agreement Regarding Settlement of Rent Under Lease Obligations between Telegen Corporation, Multidisplay, s.r.o., and CTP Products B.V., dated October 31, 2007
21.1	**	List of Subsidiaries
31.1	**	Rule 13a-14(a)/15d-14(a) Certification of Richard Herring
31.2	**	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries
32.1	**	Certification of Richard Herring, CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**    Filed herewith

(1)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on December 20, 2000.
(2)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-QSB as filed with the Commission on November 12, 1996.
(3)	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K filed on April 15, 1998.
(4)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-QSB as filed with the Commission on November 14, 2007.
(5)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on November 21, 2007.
(6)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on November 6, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEGEN CORPORATION

Date: March 28, 2008	By:	/s/ Richard N. Herring
Richard N. Herring Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Duncan Troy	Chairman of the Board	March 28, 2008
Duncan Troy

/s/ Richard N. Herring	Chief Executive Officer and Director	March 28, 2008
Richard N. Herring	( Principal Executive Officer )

/s/ Richard G. Sellers	Chief Operating Officer, President and Director	March 28, 2008
Richard G. Sellers

/s/ Matthew DeVries	Chief Financial Officer	March 28, 2008
Matthew DeVries	( Principal Financial Officer and Principal Accounting Officer )

/s/ Mark Weber	Director	March 28, 2008
Mark Weber

/s/ Charles Hunt	Director	March 28, 2008
Charles Hunt

TELEGEN CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Telegen Corporation
San Mateo, California

We have audited the accompanying consolidated balance sheets of Telegen Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telegen Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company incurred a net loss of $3,108,380, and it had negative cash flows from operations of $1,675,723 in 2007. In addition, the Company had an accumulated deficit of $48,530,613 at December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

March 28, 2008
Seattle, Washington

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	DECEMBER 31, 2007	DECEMBER 31, 2006
ASSETS
Current assets
Cash	$1,014,512	$289,795
Tax refund receivable	505,826
Prepaid expenses	1,593,820	5,169

Total current assets	3,114,158	294,964

Non-current assets
Equipment, net of accumulated depreciation of $2,135 and $915, respectively	6,311	5,181
Construction in process	203,698	-

Total assets	$3,324,167	$300,145

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$467,802	$344,403
Accrued payroll	156,864	-

Total current liabilities	624,666	344,403

Stockholders' equity (deficit)
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 64,663,517 and 47,430,683 shares issued and outstanding, respectively	51,177,740	45,377,975
Accumulated deficit	(48,530,613)	(45,422,233)
Accumulated other comprehensive income	52,374	-
Total stockholders' equity (deficit)	2,699,501	(44,258)

Total liabilities and stockholders' equity (deficit)	$3,324,167	$300,145

The accompanying notes are an integral part of these consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2007	2006

Operating expenses
Research and development	$1,879,822	$316,422
General and administrative	1,367,031	411,305
Marketing	133,687	-
Total operating expenses	3,380,540	727,727

Loss from operations	(3,380,540)	(727,727)

Other income
Interest income	34,615	3,857
Gain from extinguishment of accounts payable	237,545	-

Total other income	272,160	3,857

Loss before provision for income tax	(3,108,380)	(723,870)

Provision for income taxes	-	-

Net loss	$(3,108,380)	$(723,870)

Other comprehensive income:
Foreign currency translation adjustments	52,374	-

Comprehensive loss	$(3,056,006)	$(723,870)

Basic and diluted:
Loss per share	$(0.06)	$(0.02)
Weighted average shares outstanding	53,107,809	43,461,642

The accompanying notes are an integral part of these consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2007 and 2006

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income	Total

Balance December 31, 2005	43,180,683	$44,752,975	$(44,698,363)	$-	$54,612

Issuances of common stock for:

Cash	2,200,000	275,000	-	-	275,000
Services	1,250,000	250,000	-	-	250,000
Conversion of related party loan	800,000	100,000			100,000
Net loss	-	-	(723,870)	-	(723,870)

Balance December 31, 2006	47,430,683	45,377,975	(45,422,233)	-	(44,258)

Issuances of common stock for:
Cash	9,333,334	2,625,000	-	-	2,625,000
Services	1,799,500	320,275		-	320,275
Prepayment of lease	6,100,000	2,275,354	-	-	2,275,354
Share-based compensation	-	579,136	-	-	579,136
Net loss	-	-	(3,108,380)	-	(3,108,380)
Foreign currency translation adjustments	-	-		52,374	52,374

Balance December 31, 2007	64,663,517	$51,177,740	$(48,530,613)	$52,374	$2,699,501

The accompanying notes are an integral part of these consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006
Cash flows from operating activities:

Net loss	$(3,108,380)	$(723,870)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	1,220	915
Stock issued for services	320,275	250,000
Share-based compensation	579,136	-
Gain on extinguishment of accounts payable	(237,545)	-

Changes in assets and liabilities:
Tax refund receivable	(494,236)	-
Prepaid expenses	753,153	(5,169)
Accounts payable	353,790	(9,767)
Accrued payroll	156,864	-
Net cash flows from operating activities	(1,675,723)	(487,891)

Cash flows from investing activities:
Purchases of equipment	(2,350)	(6,096)
Purchases of construction in process	(199,031)	-
Net cash flows from investing activities	(201,381)	(6,096)

Cash flows from financing activities:
Proceeds from sales of common stock	2,625,000	275,000
Proceeds from related party loan	-	100,000
Net cash flows from financing activities	2,625,000	375,000

Effect of exchange rate changes on cash	(23,179)	-

Net change in cash and cash equivalents	724,717	(118,987)

Cash and cash equivalents, beginning of year	289,795	408,782

Cash and cash equivalents, end of year	$1,014,512	$289,795

Supplemental disclosure of non-cash financing and investing activities
Stock issued for prepayment of lease	$2,275,354	$-
Stock issued upon conversion of related party loan	-	100,000

The accompanying notes are an integral part of these consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

Telegen Corporation (“Telegen”) and its subsidiaries (collectively, the “Company”) is a research and development company currently engaged in the development of a mercury free, energy efficient line of light bulbs.

In September, 2007, Telegen formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary. Sendio was formed to enter into a lease agreement for certain pilot plant facilities as described more fully in Note 6. In addition, Telegen has four inactive subsidiaries The inactive subsidiaries are Telegen Display Corporation ("TDC"), a California corporation and wholly-owned subsidiary, Telegen Communications Corporation ("TCC"), a California corporation and wholly-owned subsidiary, Telegen Display Laboratories, Inc., ("TDL") a California corporation and wholly-owned subsidiary of the Company and Telisar Corporation ("Telisar"), a California corporation and majority-owned subsidiary. No minority interest is presented for the minority stockholders of Telisar due to accumulated losses for Telisar on a stand alone basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Telegen and all of its wholly-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (CZK). The accounts of Sendio contained in the accompanying consolidated balance sheet as of December 31, 2007 have been translated into United States dollars at the exchange rate prevailing at December 31, 2007. Translation adjustments are included in “Accumulated Other Comprehensive Loss,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying consolidated statements of operations for the year ended December 31, 2007 have been translated using the average exchange rates prevailing since it began operations in October, 2007. Sendio recorded an aggregate of $9,280 and $0 of foreign currency transaction gain as general and administrative expense in the accompanying statements of operations for the years ended December 31, 2007 and 2006, respectively.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2007 and 2006, the Company had cash of $914,512 and $189,795 respectively, in excess of federally insured limits.

Property and Equipment

Property and equipment is comprised of equipment used in the testing and development of the manufacturing process of the Company’s line of light bulbs and is stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful life of three to seven years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Construction in process

Construction in process is comprised of assets to be used in the operations of the Company’s pilot plant in the Czech Republic not in service as of December 31, 2007. These assets, when placed in service will be reclassified to Property and Equipment and depreciated over their estimated useful lives.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management reviewed the assets during the fourth quarter of 2007 and determined no impairment was deemed necessary.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, taxes receivable, accounts payable and accrued payroll approximate fair value due to the immediate or short-term maturities of these financial instruments.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable. The Company has not recognized any revenues in the accompanying financial statements.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the years ended December 31, 2007 and 2006, research and development expenses were comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel. For the year ended December 31, 2007, research and development also included the relevant costs of the operation of the initial phase of a pilot plant in the Czech Republic through our wholly owned subsidiary, Sendio. Also included in research and development for the year ended December 31, 2007 and 2006 were non-cash stock compensation charges of $161,936 and $60,000, respectively for the issuance of shares of common stock and options to consultants and employees.

Share Based Payments

The Company accounts for share-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, share-based compensation expense reflects the fair value of share-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. On October 26, 2007 the Company’s Board of Directors approved the Telegen Corporation 2007 Stock Incentive Plan (“Stock Incentive Plan”). A total of 10,000,000 shares of the Company’s common stock were authorized for issuance under the plan.

Comprehensive Income

The Company utilizes SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding, excluding unvested stock. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares, including unvested stock, had been issued and if the additional common shares were dilutive.

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Years ended December 31,
	2007	2006

Stock options	1,950,000	-
Unvested stock	407,000	-

Total potentially dilutive securities	2,357,000	-

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. However, it does not apply to SFAS 123(R). This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them), the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effects on its consolidated financial statements, if any, that may result upon the adoption of SFAS 161.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States which contemplate continuation of the Company as a going concern. During the year ended December 31, 2007, the Company incurred a net loss of $3,108,380 and it had negative cash flows from operations of $1,675,723. In addition, the Company had an accumulated deficit of $48,530,613 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – TAX REFUND RECEIVABLE

Tax refund receivable represents the 19% value added tax receivable from the government of the Czech Republic. No allowance for doubtful accounts has been provided as the Company believes the amounts are fully collectible.

NOTE 5 - RELATED PARTY TRANSACTIONS

On January 4, 2007, Mark Weber, a member of the Company’s Board of Directors, purchased 400,000 shares of common stock at a price of $0.125 per share for gross proceeds to the Company of $50,000. The price was the same as that paid by third parties in the offering.

On November 16, 2007 the Company granted stock options pursuant to the Stock Incentive Plan to the members of our board of directors as compensation for services rendered as a board member. The options granted have an exercise price of $0.38 per share representing the closing market price as of the date of issue, vest as of December 31, 2007 and expire on November 15, 2017. The estimated fair value of the options was $0.3786 per share on the date of grant calculated using the Black Scholes option pricing model. Details of the issuances are shown in the following table.

Board member	Shares underlying options	Estimated Fair Value
Duncan Troy	300,000	$113,580
Richard Herring	250,000	94,650
Richard Sellers	250,000	94,650
Mark Weber	250,000	94,650
Charles Hunt	250,000	94,650
	1,300,000	$492,180

The assumptions used for the Black Scholes option pricing model are shown in the following table.

Closing market price of common stock	$0.38
Estimated volatility	180%
Risk free interest rate	4.15%
Expected dividend rate	-

On December 17, 2007 the Company issued stock under the Stock Incentive Plan to the officers of the Company as compensation for services rendered as officers. In addition, the Company granted shares to a director for certain research and development services rendered and to the Chairman of the Board for services rendered as a director for Sendio. A total of 872,500 shares of common stock were issued at a price of $0.23 per share representing the closing market price as of the date of issue. Details of the issuances are shown in the following table.

Recipient	Shares	Value
Duncan Troy	50,000	$11,500
Richard Herring	72,500	16,675
Richard Sellers	450,000	103,500
Charles Hunt	250,000	57,500
Matt DeVries	50,000	11,500
	872,500	$200,675

On December 17, 2007 the Company granted stock options under the Stock Incentive Plan to the officers of the Company as compensation for services rendered as officers. In addition, the Company granted stock options to a director for certain research and development services rendered. The options granted to Richard Herring, Richard Sellers and Charles Hunt have an exercise price of $0.23 per share representing the closing market price as of the date of issue, vest as of December 31, 2007 and expire on December 16, 2017. The option granted to Matt DeVries has an exercise price of $0.23 per share representing the closing market price as of the date of issue, vests ratably through December 31, 2008 and expires on December 16, 2012. The estimated fair value of the options was $0.2123 per share on the date of grant calculated using the Black Scholes option pricing model. Details of the issuances are shown in the following table.

	Shares underlying options	Estimated Fair Value
Richard Herring	150,000	$31,845
Richard Sellers	125,000	26,538
Charles Hunt	125,000	26,538
Matt DeVries	50,000	10,615
	450,000	$95,536

The assumptions used for the Black Scholes option pricing model are shown in the following table.

Closing market price of common stock	$0.23
Estimated volatility	154%
Risk free interest rate	4.15%
Expected dividend rate	-

During the year ended December 31, 2007, the Company paid an aggregate of $35,340 to Weber Marketing, Inc. for certain marketing services provided to the Company. Weber Marketing is 100% owned by Mark Weber, a member of our Board of Directors.

During the year ended December 31, 2007, Richard Sellers, an officer and a member of the Company’s Board of Directors, purchased 1,846,543 shares of common stock at a price of $0.30 per share for gross proceeds of $553,960 and 400,000 shares of common stock at a price of $0.125 per share for gross proceeds of $50,000 pursuant to private placements of our common stock. The prices were the same as that paid by third parties in the offerings.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On October 31, 2007, Sendio entered into a non-residential premises lease agreement with Multidisplay, s.r.o., a company formed under the laws of the Czech Republic (“Multidisplay”) for certain facilities located in the Czech Republic (the “Premises Lease”). Telegen is utilizing the facilities, along with certain equipment owned by Multidisplay, to develop a pilot plant to assess the feasibility of manufacturing of its energy efficient, mercury free line of light bulbs.

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

The rent for the Initial Term is EUR 1,575,000 (approximately $2,275,354 USD). If the Premises Lease is extended for the Extended Term, the annual rent will be EUR 2,100,000 (approximately $3,091,000 USD), subject to increases of 2% annually commencing on January 1, 2009. Sendio is responsible for certain insurance, utilities, maintenance and other costs as described in the Premises Lease.

In addition, in conjunction with the Premises Lease, Telegen entered into a letter agreement with Multidisplay and CTP (the “Letter Agreement”) dated October 31, 2007 regarding the settlement of rent on the Premises Lease. As described in the Letter Agreement, Multidisplay has assigned to CTP its interest in all proceeds under the Premises Lease for the Initial Term, including rent in the amount of EUR 1,575,000, plus all other amounts owing, including all taxes, levies and other fees or payments. On November 1, 2007, Telegen issued 6,100,000 shares of common stock to CTP as payment in full of all amounts owing under the Premises Lease for the Initial Term. The shares were valued at $2,275,354, representing the amount of the rent liability under the Initial Term as of the date of the lease and initially recorded as a prepaid expense. The amount is being recorded as rent expense over the term of the lease. The Company gained early access to the premises on October 1, 2007 at no cost, thus this payment is being recorded over a nine month term.

In addition, the Company leases space for its corporate headquarters on a month to month basis.

Total rent expense was $839,185 and $1,037 for the twelve months ended December 31, 2007 and 2006, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Articles of Incorporation allow us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the board of directors may determine.

Common Stock Issuances

During the year ended December 31, 2007, the Company completed the following:

•
From January to March, 2007 the Company sold an aggregate of 1,000,000 shares of common stock to a group of three investors at a price of $0.125 per share for gross proceeds of $125,000. The price was the same as that paid by third parties in the offering.

•
From June to September, 2007, the Company sold an aggregate of 8,333,334 shares of common stock to a group of twenty accredited investors at a purchase price of $0.30 per share for gross proceeds of $2,500,000 in a private placement.

•	On November 1, 2007, the Company issued 6,100,000 shares to CTP Products B.V. valued at $2,275,354 representing the amount of the rent liability under the Premises lease as described in Note 6.

•
On December 17, 2007 the Company issued 1,799,500 shares of common stock for services under the Stock Incentive Plan valued at a price of $0.23 per share representing the closing market price on the date of issuance. Included in the issuance were issuances to certain directors and officers as detailed in Note 5.

During the year ended December 31, 2006, the Company completed the following:

•
On October 17, 2006 the board of directors granted a total of 900,000 shares of common stock valued at $180,000 using the closing price as of that date of $0.20 for service to its Chief Executive, Chief Operating and Chief Financial Officers for services as described in Note 5.

•
On October 17, 2006 the board of directors granted 300,000 shares of common stock valued at $60,000 using the closing price as of that date of $0.20 for services to Charles Hunt as described in Note 5.

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

Stock Options

On October 26, 2007 the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan. A total of 10,000,000 shares of the Company’s common stock were authorized for issuance under the plan. The Stock Incentive Plan allows the Company to grant stock or stock option awards to employees, directors, officers, consultants, agents, advisors and independent contractors of the Company and its Subsidiaries, for up to an aggregate of 10,000,000 shares of common stock. The Stock Incentive Plan is administered by the Company’s Board of Directors, who can determine the size and type of award granted, purchase price, vesting schedule and expiration date of any stock or options grant. The Stock Incentive Plan places a limit of 1,000,000 shares that can be issued to any individual in a single fiscal year. All grants of shares and the shares underlying options are for restricted common stock.

The Company granted shares of common stock to directors, officers, employees and certain consultants under the Stock Incentive Plan during the year ended December 31, 2007. A total of 1,799,500 shares of stock were granted on December 17, 2007 at a price of $0.23 per share based on the closing market price as of that date. The Company recognized compensation expense related to the vested portion of these shares with a fair value of $320,275. This amount was recognized as research and development expense, general and administrative expense or marketing expense based on the specific recipient of the award for the year ended December 31, 2007. As of December 31, 2007 at total of 407,000 shares of common stock with a fair value of $93,610 are unvested. The cost is expected to be recognized over a weighted average period of 1.6 years.

On November 16, 2007 the Company granted options to purchase a total of 1,300,000 shares of common stock to its directors at an exercise price of $0.38 per shares as described in Note 5. On December 17, 2007 the Company also granted options to purchase 650,000 shares of common stock at an exercise price of $0.23 per share to certain officers, directors and consultants. The Company recognized compensation expense of $86,956 related to the vested portion of these options based on their estimated fair value as research and development expense, general and administrative expense or marketing expense based on the specific recipient of the award for the year ended December 31, 2007. The estimated fair value of the options was $0.2123 per share on the date of grant calculated using the Black Scholes option pricing model and the following assumptions.

Closing market price of common stock	$0.23
Estimated volatility	154%
Risk free interest rate	4.15%
Expected dividend rate	-

A summary of activity related to stock options under the 2007 Stock Incentive Plan as of December 31, 2007 is presented below.

	Number of Shares	Exercise price range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	-	-	-	-	-
Granted	1,950,000	$0.23 to $0.38	$0.33	9.27	-

Outstanding, December 31, 2007	1,950,000	$0.23 to $0.38	$0.33	9.27	$78,000

Exercisable, December 31, 2007	1,709,211	$0.23 to $0.38	$0.34	9.90	$49,105

The range of exercise prices for options outstanding and options exercisable under the 2007 Stock Incentive Plan at December 31, 2007 are as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life of Options Outstanding (in years)	Options Outstanding		Options Exerciseable
		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.23	9.27	650,000	$0.23	409,211	$0.23

$0.38	9.27	1,300,000	$0.38	1,300,000	$0.38

A summary of the status of the Company’s nonvested options as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below.

Nonvested options	Number of Shares Underlying Options	Weighted Average Grant Date Fair Value
Novested at December 31, 2006	-	$-
Granted	1,950,000	0.32
Vested	(1,709,211)	0.34
Novested at December 31, 2007	240,789	$0.21

As of December 31, 2007 there was a total of $51,039 of unrecognized compensation expense related to the nonvested options which is expected to be recognized in 2008.

The 2007 Stock Incentive Plan has 6,250,500 shares available for future grants.

NOTE 8 - INCOME TAXES

 The net deferred tax asset is comprised of the following:

	December 31,
	2007	2006
Net operating loss carryforwards	$15,768,279	$15,191,677
Share-based compensation	294,735
Other	(25,275)
Valuation allowance	(16,037,739)	(15,191,677)
Total Deferred Income Tax Asset	$-	$-

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2007 and 2006 as follows:

	For the Years Ended
	December 31,
	2007	2006
Tax at federal statutory rate (34%)	$(1,056,849)	$(246,116)
Effect of lower foreign tax rate	207,084	-
Non-deductible expenses	3,703	1,768
Change in valuation allowance	846,062	244,348
Provision for Income Taxes	$-	$-

As of December 31, 2007, the Company had net operating loss carryforwards for U.S. and Czech Republic federal income tax reporting purposes which if unused, will expire in the following years:

Year	US Amount	Czech Republic Amount
2012	$-	$1,505,724
2018	27,080,269	-
2019	1,745,867	-
2020	6,137,725	-
2021	5,251,175	-
2022	1,751,322	-
2023	1,729,930	-
2024	328,048	-
2025	191,893	-
2026	465,173	-
2027	854,454	-
	$45,535,856	$1,505,724

The utilization of U.S. net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382.

The Company has operations that are taxable in the Czech Republic through the operations of Sendio. Sendio has paid no income taxes since its inception.

NOTE 9 - GAIN FROM EXTINGUISHMENT OF ACCOUNTS PAYABLE

In 2007, the Company has recorded a gain from the extinguishment of certain accounts payable at less than their recorded value due to the expiration of the statute of limitations in the jurisdictions in which these liabilities were incurred.

NOTE 10 - SUBSEQUENT EVENTS

On March 25, 2008 the Company sold 833,333 shares of common stock to an accredited investor at a purchase price of $0.30 per share for gross proceeds of $250,000 in a private placement.