Form 10-Q
period 2008-03-31
TELEGEN CORP /CO/
filed 2008-05-15
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ྑ	Accelerated filer ྑ
Non-accelerated filer ྑ	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

On May 13, 2008 there were 67,172,417 shares of the Registrant’s common stock, no par value, issued and outstanding.

TELEGEN CORPORATION

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report to “we,” “us,” “our,” and the “Company” are to Telegen Corporation, Sendio, s.r.o., our Czech subsidiary, and our four inactive subsidiaries Telegen Display Corporation, Telegen Communications Corporation, Telegen Display Laboratories, Inc. and Telisar Corporation.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Forward Looking Statements

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements. All statements other than statements of historical fact, including statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, future results of operations or financial position, made in this Report are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

For additional factors that can affect these forward-looking statements, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2007. The forward-looking statements contained in this Report speak only as of the date hereof. We caution readers not to place undue reliance on any such forward-looking statements. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	MARCH 31,	DECEMBER 31,
ASSETS	2008	2007
Current assets
Cash and cash equivalents	$696,255	$1,014,512
Tax refund receivable	30,441	505,826
Prepaid expenses	981,736	1,593,820

Total current assets	1,708,432	3,114,158

Non-current assets
Equipment, net of accumulated depreciation of $6,458 and $2,135, respectively	60,626	6,311
Construction in process	216,779	203,698

Total assets	$1,985,837	$3,324,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$549,894	$467,802
Accrued payroll	194,344	156,864

Total current liabilities	744,238	624,666

Stockholders' equity
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 66,080,183 and 64,663,517 shares issued and outstanding, respectively	51,632,496	51,177,740
Accumulated deficit	(50,625,588)	(48,530,613)
Accumulated other comprehensive income	234,691	52,374
Total stockholders' equity	1,241,599	2,699,501

Total liabilities and stockholders' equity	$1,985,837	$3,324,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,
	2008	2007

Operating expenses
Research and development	$1,556,432	$81,177
General and administrative	486,156	88,673
Marketing	56,850	-
Total operating expenses	2,099,438	169,850

Loss from operations	(2,099,438)	(169,850)

Other income
Interest income	4,463	1,815

Loss before provision for income taxes	(2,094,975)	(168,035)

Provision for income taxes	-	-

Net loss	$(2,094,975)	$(168,035)

Other comprehensive income:
Foreign currency translation adjustments	182,317	-

Comprehensive loss	$(1,912,658)	$(168,035)

Basic and diluted:
Loss per share	($0.03)	($0.00)
Weighted average shares outstanding	64,311,462	47,812,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(2,094,975)	$(168,035)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	4,112	305
Share-based compensation	29,756	-

Changes in assets and liabilities:
Tax refund receivable	507,399	-
Prepaid expenses	765,581	2,169
Accounts payable	54,893	(7,392)
Accrued payroll	16,567	-
Net cash flows from operating activities	(716,667)	(172,953)

Cash flows from investing activities:
Purchases of equipment	(17,528)	-
Purchases of construction in process	(26,511)	-
Net cash flows from investing activities	(44,039)	-

Cash flows from financing activity:
Proceeds from sales of common stock	425,000	125,000
Net cash flows from financing activity	425,000	125,000

Effect of exchange rate changes on cash and cash equivalents	17,449	-

Net change in cash and cash equivalents	(318,257)	(47,953)

Cash and cash equivalents, beginning of period	1,014,512	289,795

Cash and cash equivalents, end of period	$696,255	$241,842

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

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a pilot manufacturing facility. In addition, we have four inactive subsidiaries The inactive subsidiaries are Telegen Display Corporation, a California corporation and wholly-owned subsidiary, Telegen Communications Corporation, a California corporation and wholly-owned subsidiary, Telegen Display Laboratories, Inc., a California corporation and wholly-owned subsidiary of the Company and Telisar Corporation, a California corporation and majority-owned subsidiary. No minority interest is presented for the minority stockholders of Telisar due to accumulated losses for Telisar on a stand alone basis.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2007 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the period ended March 31, 2008 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of Telegen and all of its wholly owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (“CZK”). The accounts of Sendio contained in the accompanying condensed consolidated balance sheets have been translated into United States dollars at the exchange rate prevailing during the periods presented. Translation adjustments are included in “Accumulated Other Comprehensive Loss,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2008 have been translated using the average exchange rates for the period. Sendio recorded an aggregate of $9,797 of foreign currency transaction gain as general and administrative expense in the accompanying condensed statements of operations for the three months ended March 31, 2008.

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

Cash and Cash Equivalents

Cash is comprised of deposits with a bank. For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2008 and December 31, 2007, we had cash of $596,255 and $914,512, respectively, in excess of federally insured limits.

Equipment

Equipment is stated at cost and is comprised of computers and testing equipment related to the development of our light bulbs. We provide for depreciation using the straight-line method over the estimated useful life of three to seven years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of equipment are reflected in the statements of operations.

Construction in process

Construction in process is comprised of assets to be used in the operations of our pilot plant in the Czech Republic not in service as of March 31, 2008. These assets, when placed in service will be reclassified to Property and Equipment and depreciated over their estimated useful lives.

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

Long-Lived Assets

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, tax refund receivable, accounts payable and accrued payroll, the carrying amounts approximate fair value due to their short maturities.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable. We have not recognized any revenues in the accompanying financial statements.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three months ended March 31, 2008 and 2007, research and development expenses were comprised primarily of technical consulting expenses, supplies and travel. For the three months ended March 31, 2008, research and development also included certain salary, rent and other costs of the research related operations of the pilot manufacturing plant in the Czech Republic through our wholly-owned subsidiary, Sendio.

Share-Based Payments

We account for share-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, share-based compensation expense reflects the fair value of share-based awards measured at the grant date. This expense is recognized over the requisite service period and is adjusted each period for anticipated forfeitures. We estimate the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

Comprehensive Income

We utilize SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Loss Per Share

We calculate loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding, excluding unvested stock. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares, including unvested stock, had been issued and if the additional common shares were dilutive.

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three months ended March 31,
	2008	2007

Stock options	1,950,000	-
Unvested stock	407,000	-

Total potentially dilutive securities	2,357,000	-

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. We do not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the three months ended March 31, 2008, we had no revenues, incurred a net loss of $2,094,975 and had negative cash flows from operations of $716,667. In addition, we had an accumulated deficit of $50,625,588 at March 31, 2008.

These factors raise substantial doubt about our ability to continue as a going concern.

Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Our attainment of profitable operations is dependent upon our obtaining adequate debt or equity financing, developing products for commercial sale, and achieving a level of sales adequate to support our cost structure. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

In March 2008, we raised gross proceeds of $425,000 through the sale of 1,416,666 shares of our common stock at a price of $0.30 per share. Our efforts to raise additional funds will continue during fiscal 2008 to fund our planned operations and research and development activities, through one or more debt or equity financings. If management is unsuccessful in raising additional capital, we may be forced to curtail or cease all of our activities and operations.

NOTE 4 – TAX REFUND RECEIVABLE

Tax refund receivable represents the 19% value added tax receivable from the government of the Czech Republic. No allowance for doubtful accounts has been provided as we believe the amounts are fully collectible.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On October 31, 2007, Sendio entered into a non-residential premises lease agreement with Multidisplay, s.r.o., a company formed under the laws of the Czech Republic (“Multidisplay”) for certain facilities located in the Czech Republic (the “Premises Lease”). We are presently utilizing the facilities to develop a pilot plant to assess the feasibility of manufacturing of our energy efficient, mercury free line of light bulbs.

The Premises Lease is for approximately 420,000 square feet of office and manufacturing facilities in the city of Hranice, in the Czech Republic. At its option, Sendio had the right to extend the Premises Lease beyond its original expiration date by providing written notice to Multidisplay no later than April 30, 2008. Sendio did not exercise its right to extend the lease and the lease will terminate as of June 30, 2008 according to its terms. We have identified and are negotiating terms for an alternate location.

We issued 6,100,000 shares of common stock in 2007 as payment in full of all amounts owing for rent under the Premises Lease through June 30, 2008. The shares were valued at $2,275,354, representing the amount of the rent liability as of the date of the lease and initially recorded as a prepaid expense. The amount is being recorded as rent expense over the term of the lease.

In addition, we lease space for our corporate headquarters on a month to month basis.

Total rent expense was $902,925 and $326 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Under our Certificate of Incorporation, we are authorized to issue 100,000,000 shares of common stock with no par value per share. At March 31, 2008 and December 31, 2007, we had 66,080,183 and 64,663,517 shares of common stock outstanding, respectively. Our Certificate of Incorporation allows us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine. No preferred shares are currently issued and outstanding.

Common Stock Issuances

In March 2008, we sold an aggregate of 1,416,666 shares of common stock at a price of $0.30 per share for gross proceeds of $425,000, including $75,000 from Mark Weber, a member of our Board of Directors and $100,000 from Richard Sellers, an officer and a member of our Board of Directors.

Stock Options

We did not grant any stock awards or stock options under the 2007 Stock Incentive Plan during the three months ended March 31, 2008. For the quarter, a total of $29,756 was recognized as share-based compensation related to the vesting of outstanding grants of stock and stock options. No awards were forfeited or exercised during the quarter.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, Richard Sellers and Mark Weber purchased shares of our common stock as described in Note 6. The price was the same as that paid by third parties in the private placement.

NOTE 8 – SUBSEQUENT EVENTS

Through May 13, 2008, we sold an additional 1,092,234 shares of common stock at $0.30 per share for gross proceeds of $327,670 in a private placement.

In April 2008, we entered into a non-exclusive Financial Advisory and Investment Banking Agreement with an investment banker. The agreement is for a term of 6 months and can be terminated by either party after 60 days with 30 days’ written notice. The terms of the agreement include an initial retainer of $5,000 and a monthly fee of $5,000 per month over the term of the agreement. In addition, we are required to issue 250,000 shares of common stock by May 15, 2008. If we raise an aggregate of $5,000,000 of gross proceeds under the current private placement by May 29, 2008, we are obligated to issue two-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.30 per share to the investment banker. In addition, for investors introduced to us by the investment banker and who participate in a private placement with us, we will pay to the investment banker a cash fee equal to 10% of the gross proceeds we receive from such investors and a two year warrant to purchase our common stock equal to 20% of the shares issued to such investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

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

Our cash and cash equivalents as of March 31, 2008 are not sufficient to support our operations through fiscal 2008 and it will be necessary for us to seek additional financing. See “Liquidity and Capital Resources” below.

Plan of Operations

We have had no revenues in the three months ended March 31, 2008 or in fiscal 2007 or 2006, and we have made significant expenditures for research and development. We expect to continue to make significant expenditures in research and development and manufacturing in fiscal 2008 as we attempt to move forward with our proof of concept prototypes for a light bulb utilizing our proprietary technology. Our future success and operating results will depend in large part on the results of these efforts.

For fiscal 2008 and continuing into 2009, we anticipate that we will continue our research and development efforts and the operation of a pilot plant for our line of light bulbs. As discussed in Note 5 to the condensed consolidated financial statements, Sendio did not extend the lease for the existing facility and we are in negotiations for an alternative site. Our failure to secure a suitable site will have an adverse effect on the continuing development of our manufacturing process. We are considering alternatives including leasing or purchasing such a site. Any decision regarding a site will depend on our ability to obtain additional financing.

Our future capital expenditures related to our operations will depend on, among other things, our additional equipment needs for continued research into the feasibility of the manufacturing process, our ability to find suitable office space, the cost of any improvements to our office space, and any operating equipment required at that time. An overall estimate of our capital expenditures primarily depends on the success of the development of our proprietary lighting technology, and as such cannot presently be estimated. Any additional capital expenditures will depend on our ability to obtain additional financing.

In November 2007, Sendio hired 50 engineering, technical and administrative employees and during the quarter ending March 31, 2008 hired an additional 3 employees. We anticipate that we may hire additional employees during 2008, but the number of employees is not known. The number of employees added for either Sendio or in the US operations will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

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

Through May 13, 2008 we raised gross proceeds $752,670 through the sale of common stock in a private placement (which includes the $425,000 raised in March 2008). We do not have sufficient resources to fund our planned operations and research and development activities for the next 12 months without raising additional debt or equity financing. During the second quarter of 2008, we anticipate that we will require additional funds for our research and development activities for our proprietary lighting technology. During fiscal 2008, we plan to seek additional financing, whether debt or equity, to fund our operations.

We are presently seeking office space for our operations in the United States and anticipate that we will open an office in or around Seattle, Washington during the next twelve months. No specific location has been identified.

Results of Operations

Comparison Results for the three months ended March 31, 2008 and 2007

Revenues

We had no revenues for the three months ended March 31, 2008 and 2007.

Research and Development Expenses

For the three months ended March 31, 2008 and 2007, we were involved in a single project to develop and commercialize our proprietary technology. Research and development expenses increased approximately $1,475,000 to $1,556,000 for the three months ended March 31, 2008 compared to $81,000 for the three months ended March 31, 2007. For the comparable quarters, research and development expenses consisted primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel. Also included in research and development expenses for the quarter ended March 31, 2008 were the following expenses related to the operation of the pilot plant at Sendio (for which there was no comparable expense for the first quarter of 2007): a non-cash charge of approximately $750,000 resulting from the 6,100,000 shares we issued as payment for the initial term under the lease of Sendio’s premises; salary and related costs of approximately $402,000; and other operating costs of approximately $217,000. The increase in research and development expenses for the three months ended March 31, 2008 is due to increased compensation expenses, as well as increased technical consulting expenses related to the ramp up of the development of our light bulb and the expenses of Sendio of approximately $1,369,000.

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

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2008 and 2007 consists of professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. Also included in expenses for the three months ended March 31, 2008 are Sendio’s administrative staff salaries, occupancy related costs and general overhead. General and administrative expenses increased by approximately $397,000 to $486,000 for the three months ended March 31, 2008 compared to $89,000 for the three months ended March 31, 2007. This increase was due primarily to the expenses of Sendio of approximately $316,000 and increases in travel, consulting and professional fees. Included in Sendio’s general and administrative expenses is a non-cash charge related to the shares issued for the lease of the Sendio premises of approximately $83,000, salary and related costs of approximately $153,000 and other operating costs of approximately $80,000.

Marketing Expenses

Marketing expenses of approximately $57,000 for the three months ended March 31, 2008 consist primarily of consulting, market research and office related expenses. We had no marketing expense for the three months ended March 31, 2007.

Other Income

Other income for the three months ended March 31, 2008 was comprised of interest income of $4,463 compared to $1,815 for the three months ended March 31, 2007. The increase in interest income is due to the higher cash balances in 2008.

Liquidity and Capital Resources

Our cash and cash equivalents of approximately $696,000 as of March 31, 2008 are not sufficient to support our current levels of operations for the next twelve months. Accordingly, it will be necessary for us to seek additional financing.

Historically, we have funded our operations primarily through private placements of shares of unregistered common stock with accredited individual and institutional investors and advances from our officers and directors. During the quarter ended March 31, 2008, we raised an aggregate of $425,000 through the sale of 1,416,666 shares of our common stock at a price of $0.30 per share. Through May 13, 2008 we raised an additional $327,670 through the sale of 1,092,234 shares of our common stock at a price of $0.30 per share.

In addition, we have engaged the services of an investment banker as described in Note 8 to the financial statements to assist with our fundraising efforts.

We expect that our efforts to raise additional working capital will be ongoing during 2008 to fund our planned operations and research and development activities, through one or more debt or equity financings. Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. Our officers or directors may make further cash advances to us to fund operations from time to time; however, no officer or director is obligated to make any such advances. There can be no assurances that further cash advances, when and if made, will be sufficient to sustain our required levels of operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2008.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our plans and operations will be significantly negatively impacted if we are unable to find a new manufacturing facility.

We decided not to renew Sendio’s lease for the manufacturing facility in the Czech Republic, and this lease expires by its terms on June 30, 2008.  If we are unable to enter into an arrangement for a new manufacturing facility, our plans and operations during 2008 will be negatively affected.  In particular, our timetable for development and manufacture of our product prototype will be delayed.  Delays in our plans will result in increased expenses, including for storage of our equipment and assets and retention of employees, and will further delay opportunities for revenue generation, thereby requiring additional financing to fund our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2008, we sold an aggregate of 1,416,666 shares of common stock in a private placement to a group of three accredited investors at a purchase price of $0.30 per share for gross proceeds of $425,000. No commissions were paid in the private placement. The shares were offered and sold pursuant to the exemption from registration under Rule 506 of Regulation D under the Securities Act.

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

Dated: May 15, 2008

By: /s/ Richard Herring
Richard Herring
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)