Form 10-Q
period 2008-06-30
Vu1 CORP
filed 2008-08-14
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 0-21864

Vu1 CORPORATION

(Exact name of registrant as specified in its charter)

California	84-0672714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

557 ROY ST. SUITE 125 SEATTLE, WA 98109
(Address of principal executive offices)

(888) 985-8881
(Issuer’s Telephone number, including area code)

TELEGEN CORPORATION
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

On August 14, 2008 there were 72,013,311 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report to “we,” “us,” “our,” and the “Company” are to Vu1 Corporation, (formerly known as Telegen Corporation), Sendio, s.r.o., our Czech subsidiary, and our four inactive subsidiaries Telegen Display Corporation, Telegen Communications Corporation, Telegen Display Laboratories, Inc. and Telisar Corporation. During the quarter ended June 30, 2008, we filed with the State of California to dissolve two of our inactive subsidiaries, Telegen Display Corporation and Telegen Communications Corporation.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	JUNE 30,	DECEMBER 31,
ASSETS	2008	2007
Current assets
Cash and cash equivalents	$652,680	$1,014,512
Tax refund receivable	88,597	505,826
Prepaid expenses	280,944	1,593,820

Total current assets	1,022,221	3,114,158

Non-current assets
Equipment, net of accumulated depreciation
of $13,016 and $2,135, respectively	126,746	6,311
Construction in process	482,765	203,698

Total assets	$1,631,732	$3,324,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$696,505	$467,802
Accrued payroll	200,905	156,864
Loan payable, current portion	3,804	-
Capital lease obligation, current portion	5,358	-

Total current liabilities	906,572	624,666

Loan payable, net of current portion	10,451	-
Capital lease obligation, net of current portion	25,445	-

Total liabilities	942,468	624,666

Stockholders' equity
Preferred stock, $1.00 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares
authorized; 72,013,311 and 64,663,517 shares
issued and outstanding, respectively	53,452,291	51,177,740
Accumulated deficit	(53,029,649)	(48,530,613)
Accumulated other comprehensive income	266,622	52,374
Total stockholders' equity	689,264	2,699,501

Total liabilities and stockholders' equity	$1,631,732	$3,324,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Operating expenses:
Research and development	$1,621,299	$113,250	$3,177,731	$194,427
General and administrative	711,951	86,239	1,198,107	174,912
Marketing	71,838	-	128,688	-
Total operating expenses	2,405,088	199,489	4,504,526	369,339

Loss from operations	(2,405,088)	(199,489)	(4,504,526)	(369,339)

Other income
Interest income	1,027	1,173	5,490	2,988

Loss before provision for income taxes	(2,404,061)	(198,316)	(4,499,036)	(366,351)

Provision for income taxes	-	-	-	-

Net loss	$(2,404,061)	$(198,316)	$(4,499,036)	$(366,351)

Other comprehensive income:
Foreign currency translation adjustments	31,931	-	214,248	-

Comprehensive loss	$(2,372,130)	$(198,316)	$(4,284,788)	$(366,351)

Basic and diluted:
Loss per share	$(0.04)	$-	$(0.07)	$(0.01)
Weighted average shares outstanding	67,624,706	48,502,115	65,968,084	48,159,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(4,499,036)	$(366,351)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation	10,156	610
Share-based compensation	60,134	-
Stock issued for services	85,000	-

Changes in assets and liabilities:
Tax refund receivable	474,344	-
Prepaid expenses	1,492,595	3,195
Accounts payable	177,951	13,704
Accrued payroll	12,057	-
Net cash flows from operating activities	(2,186,799)	(348,842)

Cash flows from investing activities:
Purchases of equipment	(49,817)	-
Purchases of construction in process	(262,553)	-
Net cash flows from investing activities	(312,370)	-

Cash flows from financing activities:
Proceeds from sales of common stock	2,130,039	1,225,040
Proceeds from note payable	13,332	-
Payments on note payable	(249)	-
Payments on capital lease obligations	(332)	-
Net cash flows from financing activities	2,142,790	1,225,040

Effect of exchange rate changes on cash and cash equivalents	(5,453)	-

Net change in cash and cash equivalents	(361,832)	876,198

Cash and cash equivalents, beginning of period	1,014,512	289,795

Cash and cash equivalents, end of period	$652,680	$1,165,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

General

On May 22, 2008 we changed the name of the corporation to Vu1 Corporation from Telegen Corporation.

We are focused on developing, manufacturing and selling a line of mercury free, energy efficient light bulbs based on our proprietary light-emitting technology. For the past several years, we have primarily focused on research and development efforts for our technology.

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a pilot manufacturing facility. In addition, we have two inactive subsidiaries, Telegen Display Laboratories, Inc., a California corporation and wholly-owned subsidiary of the Company and Telisar Corporation, a California corporation and majority-owned subsidiary. No minority interest is presented for the minority stockholders of Telisar due to accumulated losses for Telisar on a stand alone basis. Our two other wholly-owned subsidiaries, Telegen Display Corporation and Telegen Communications Corporation, were dissolved on April 22, 2008 in the state of California.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2007 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the period ended June 30, 2008 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of Vu1 Corporation and all of its wholly owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (“CZK”). The accounts of Sendio contained in the accompanying condensed consolidated balance sheets have been translated into United States dollars at the exchange rate prevailing during the periods presented. Translation adjustments are included in “Accumulated Other Comprehensive Income,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2008 have been translated using the average exchange rates for the period. Sendio recorded an aggregate of $10,823 of foreign currency transaction loss as general and administrative expense in the accompanying condensed statements of operations for the six months ended June 30, 2008.

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

Cash and Cash Equivalents

Cash is comprised of deposits with a bank. For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2008 and December 31, 2007, we had cash of $552,680 and $914,512, respectively, in excess of federally insured limits.

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

Construction in process

Construction in process is comprised of assets to be used in the operations of our pilot plant in the Czech Republic not in service as of June 30, 2008. These assets, when placed in service will be reclassified to Property and Equipment and depreciated over their estimated useful lives.

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

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, tax refund receivable, accounts payable and accrued payroll, the carrying amounts approximate fair value due to their short maturities. For loan payable and capital lease obligation, the carrying amounts approximate fair value due to interest rates that are at market.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable. We have not recognized any revenues in the accompanying financial statements.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the six months ended June 30, 2008 and 2007, research and development expenses were comprised primarily of technical consulting expenses, supplies and travel. For the six months ended June 30, 2008, research and development also included certain salary, rent and other costs of the research related operations of the pilot manufacturing plant in the Czech Republic through our wholly-owned subsidiary, Sendio.

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

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Stock options	1,950,000	-	1,950,000	-
Unvested stock	407,000	-	407,000	-

Total potentially dilutive securities	2,357,000	-	2,357,000	-

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the six months ended June 30, 2008, we had no revenues, incurred a net loss of $4,499,036 and had negative cash flows from operations of $2,186,799. In addition, we had an accumulated deficit of $53,029,649 at June 30, 2008.

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

Through June 2008, we raised gross proceeds of approximately $2.13 million through the sale of approximately 7.1 million shares of our common stock at a price of $0.30 per share. Our efforts to raise additional funds will continue during fiscal 2008 to fund our planned operations and research and development activities, through one or more debt or equity financings. If management is unsuccessful in raising additional capital, we may be forced to severely curtail or cease all of our activities and operations.

NOTE 4 - TAX REFUND RECEIVABLE

Tax refund receivable represents the 19% value added tax receivable from the government of the Czech Republic. No allowance for doubtful accounts has been provided as we believe the amounts are fully collectible.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On October 31, 2007, Sendio entered into a non-residential premises lease agreement with Multidisplay, s.r.o. (“Multidisplay”) for certain facilities located in the Czech Republic (the “Premises Lease”). At its option, Sendio had the right to extend the Premises Lease beyond its original expiration date by providing written notice to Multidisplay no later than April 30, 2008. Sendio did not exercise its right to extend the lease and the lease terminated as of June 30, 2008 according to its terms.

We issued 6,100,000 shares of common stock in 2007 as payment in full of all amounts owing for rent under the Premises Lease through June 30, 2008. The shares were valued at $2,275,354, representing the amount of the rent liability as of the date of the lease and initially recorded as a prepaid expense. The amount was recorded as rent expense over the term of the lease.

On May 28, 2008 Sendio entered into a lease contract for certain facilities located in the city of Olomouc in the Czech Republic (the “Lease”). Vu1 intends to utilize the facilities to continue our assessment of the feasibility of manufacturing of our energy efficient, mercury free line of light bulbs. The lease term is one year effective from July 1, 2008 and terminates on June 30, 2009. The rent for the one year term is CZK 10,000,000 (approximately $624,000 USD), plus mandatory VAT. The rent is payable monthly in the amount of CZK 301,655 (approximately $19,000 USD) for July 2008, CZK 376,655 (approximately $24,000 USD) for August 2008, and CZK 455,310 (approximately $28,000 USD) for each month from September 2008 through June 2009. On May 29, 2008 Sendio paid a deposit of CZK 4,000,000 (approximately $250,000 USD) to the landlord to be offset against future rent for the months October 2008 to June 2009.

Certain portions of the leased premises are currently being leased by other tenants, and the landlord has agreed in the Lease to take steps to terminate those other tenants and to vacate the property for Sendio. In addition, the rent for the Initial Term may be reduced by the sum of annual rents paid by existing tenants. Sendio anticipates that the amount to be paid by existing tenants approximates CZK 4,768,590 (approximately $297,000 USD) through June 30, 2009, but there can be no assurance that this will be the case. If the existing tenants vacate the space currently under lease, Sendio would be responsible for any monthly shortfall that exceeds 50,000 CZK per month subsequent to the tenant vacating the space. Sendio is also responsible for certain improvements, insurance, utilities, maintenance and other costs as described in the Lease.

In addition, Sendio is in negotiations with the landlord for the purchase of the land and building comprising the leased facilities. If the parties do not enter into a purchase agreement by September 30, 2008 for any reason whatsoever, the Lease will terminate by its terms on June 30, 2009. However, if the parties have entered into a purchase agreement by September 30, 2008 but the purchase agreement does not become effective by July 1, 2009 due to certain circumstances on the Landlord’s part, then the Lease will automatically extend till December 31, 2015 on the same terms; provided that Sendio will have the right to terminate such extended lease with three months notice.

In addition, we lease space for our corporate headquarters on a month to month basis.

Total rent expense was $1,876,918 and $550 for the six months ended June 30, 2008 and 2007, respectively.

Effective April 29, 2008, we entered into a non-exclusive Financial Advisory and Investment Banking Agreement with an investment banker. The agreement is for a term of 6 months and can be terminated by either party after 60 days with 30 days’ written notice. The terms of the agreement include an initial retainer of $5,000 and a monthly fee of $5,000 per month over the term of the agreement. In addition, we issued 250,000 shares of common stock by at a valued at $85,000 or $0.34 per share based on the closing market price of our common stock on the date of issuance. This amount was recorded as general and administrative expenses on the date of issuance. We agreed that if we raised an aggregate of $5,000,000 of gross proceeds under our prior private placement by May 29, 2008, we would issue two-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.30 per share to the investment banker. As of May 29, 2008 there were no proceeds received under this agreement and we have no further obligation to issue these warrants. In addition, for investors introduced to us by the investment banker and who participate in a private placement with us, we will pay to the investment banker a cash fee equal to 10% of the gross proceeds we receive from such investors and a two year warrant to purchase our common stock equal to 20% of the shares issued to such investors. No proceeds have been received under this agreement at June 30, 2008.

NOTE 6 - LOAN PAYABLE

On May 15, 2008 Sendio entered into a three-year note payable for the purchase of a vehicle. The note bears interest at a rate of 24.5% and is payable in 36 equal monthly installments of principal and interest of approximately $575 plus mandatory VAT and insurance. The note is secured by the vehicle.

NOTE 7 - CAPITAL LEASE OBLIGATION

On May 30, 2008 Sendio entered into a five-year lease agreement for the purchase of certain equipment. The capital lease obligation bears interest at a rate of 7.7% and requires payments of principal and interest of approximately $630 plus mandatory VAT and insurance over the 60-month term of the leases. The assets acquired under the capital lease obligation are being depreciated over the five-year term of the lease.

NOTE 8 - STOCKHOLDERS’ EQUITY

Under our Amended and Restated Articles of Incorporation, we are authorized to issue 100,000,000 shares of common stock with no par value per share. At June 30, 2008 and December 31, 2007, we had 71,763,311 and 64,663,517 shares of common stock outstanding, respectively. Our Amended and Restated Articles of Incorporation allows us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine. No preferred shares are currently issued and outstanding.

Common Stock Issuances

In the first six months of 2008, we sold an aggregate of 7,099,794 shares of common stock at a price of $0.30 per share for proceeds of $2,130,039, including $75,000 from Mark Weber, a member of our Board of Directors and $150,000 from Richard Sellers, an officer and a member of our Board of Directors.

Stock Options

We did not grant any stock awards or stock options under the 2007 Stock Incentive Plan during the six months ended June 30, 2008. For the six months ended June 30, 2008, we recognized $60,134 as share-based compensation related to the vesting of outstanding grants of stock and stock options. No awards were forfeited or exercised during the six months ended June 30, 2008.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008, Richard Sellers and Mark Weber purchased shares of our common stock (as described in Note 8) on the same terms as third parties in the private placement.

NOTE 10 - SUBSEQUENT EVENTS

On July 24, 2008, our Board of Directors appointed Jeffrey P. Gannon to the Board of Directors as Chairman of the Board. In connection with his appointment, we issued to Mr. Gannon ten-year options to purchase 1,000,000 shares of our common stock at an exercise price of $0.49 per share, the closing trading price on such date. The options are 50% vested on the date of issuance and the remaining 50% vest one year from the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

Overview

We are focused on developing, manufacturing and selling a line of mercury free, energy efficient light bulbs. The commercial viability of our light bulb technology is largely dependent on research and development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. We currently have no commercial products and no revenues. Our ability to estimate a timeline to bring a commercial product to market and generate revenue also substantially depends on our ability to obtain additional funding to fund our ongoing development activities.

Our independent registered public accounting firm has issued a “going concern” statement in its report on our financial statements for the fiscal year ended December 31, 2007, stating that we had a net loss and negative cash flows from operations in fiscal 2007, and that we have an accumulated deficit. There have been no improvements to these factors during the six months ended June 30, 2008. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this going-concern uncertainty.

Our cash and cash equivalents as of June 30, 2008 are not sufficient to support our planned operations through fiscal 2008 and it is necessary for us to seek additional financing. See “Liquidity and Capital Resources” below.

Plan of Operations

We had no revenues in the six months ended June 30, 2008 or in fiscal 2007 or 2006, and we have made significant expenditures for research and development. We expect to continue to make significant expenditures in research and development and manufacturing during the remainder of fiscal 2008 as we attempt to move forward with our proof of concept prototypes for a light bulb utilizing our proprietary technology. Our future success and operating results will depend in large part on the results of these efforts.

For fiscal 2008 and continuing into 2009, we anticipate that we will continue our research and development efforts and the development and operation of a pilot plant for our line of light bulbs. As discussed in Note 5 to the condensed consolidated financial statements, we did not extend the lease for our prior facility in Hranice, Czech Republic and the lease terminated on June 30, 2008 according to its terms. During the quarter ended June 30, 2008, we entered into a one year lease for another facility in the city of Olomouc in the Czech Republic. The rent for the one year term is CZK 10,000,000 (approximately $624,000 USD), plus mandatory VAT. The rent is payable monthly in the amount of CZK 301,655 (approximately $19,000 USD) for July 2008, CZK 376,655 (approximately $24,000 USD) for August 2008, and CZK 455,310 (approximately $28,000 USD) for each month from September 2008 through June 2009. On May 29, 2008 Sendio paid a deposit of CZK 4,000,000 (approximately $250,000 USD) to the landlord to be offset against future rent for the months October 2008 to June 2009.

We are in negotiations with the landlord for the purchase of the land and building comprising the leased facilities. Any decision to purchase this facility will be based upon our ability to obtain additional funding. If we do not enter into a purchase agreement by September 30, 2008, this lease will automatically terminate on June 30, 2009. However, if the parties have entered into a purchase agreement by September 30, 2008 but the purchase agreement does not become effective by July 1, 2009 due to certain circumstances on the landlord’s part, then the lease will automatically extend till December 31, 2015 on the same terms; provided that Sendio will have the right to terminate such extended lease with three months notice.

Our future capital expenditures related to our operations will depend on, among other things, our additional equipment needs for continued research into the feasibility of the manufacturing process, our ability to find suitable office and manufacturing space, the cost of any improvements to our office and manufacturing space, and any operating equipment required at that time. An overall estimate of our capital expenditures primarily depends on the success of the development of our proprietary lighting technology, and as such cannot presently be estimated. Any additional capital expenditures will depend on our ability to obtain additional financing.

As of June 30, 2008 there are a total of 51 employees at Sendio. We anticipate that we may hire additional employees during 2008, but the number of employees is not known. The number of employees added for either Sendio or in the US operations will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

Our anticipated costs for the completion of our proprietary lighting technology product cannot be reasonably estimated due to the inherent uncertainty of the research and feasibility of the manufacturing processes. No additional projects are planned, but there can be no assurances that changes to this plan will not occur. Investors should be aware that, despite our efforts, this development process may not be successful, the technology may not find a market and we may not achieve sales that can sustain our operations without additional funding.

In the first six months of fiscal 2008 we sold 7,099,794 shares of common stock at a price of $0.30 per share for proceeds of approximately $2.1 million. We do not have sufficient resources to fund our planned operations and research and development activities during the remainder of 2008, and we need to raise additional debt or equity financing.

We have rented a temporary space on a month to month basis for our corporate headquarters in Seattle, Washington.

Results of Operations

Comparison Results for the three months ended June, 2008 and 2007

Revenues

We had no revenues for the three months ended June 30, 2008 and 2007.

Research and Development Expenses

For the three months ended June 30, 2008 and 2007, we were involved in a single project to develop and commercialize our proprietary technology. Research and development expenses increased approximately $1,508,000 to $1,622,000 for the three months ended June 30, 2008 compared to $113,000 for the three months ended June 30, 2007. For the comparable quarters, research and development expenses consisted primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel.

Also included in research and development expenses for the quarter ended June 30, 2008 were the following expenses related to the operation of the pilot plant at Sendio (for which there was no comparable expense for the second quarter of 2007): a non-cash charge of approximately $805,000 resulting from the 6,100,000 shares we issued in 2007 as payment for the term of the lease of Sendio’s prior premises in Hranice, Czech Republic; salary and related costs of approximately $443,000; and other operating costs of approximately $206,000. The increase in research and development expenses for the three months ended June 30, 2008 was due to increased technical consulting expenses related to the ramp up of the development of our light bulb and the expenses of Sendio of approximately $1,454,000.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2008 and 2007 consisted of professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. Also included in expenses for the three months ended June 30, 2008 were Sendio’s administrative staff salaries, occupancy related costs and general overhead. General and administrative expenses increased by approximately $625,000 to $712,000 for the three months ended June 30, 2008 compared to $86,000 for the three months ended June 30, 2007. This increase was due primarily to the expenses of Sendio of approximately $427,000 and increases in travel, consulting and professional fees. Included in Sendio’s general and administrative expenses were a non-cash charge related to the shares issued for the lease of the Sendio premises of approximately $89,000, salary and related costs of approximately $160,000 and other operating costs of approximately $178,000.

Marketing Expenses

Marketing expenses of approximately $72,000 for the three months ended June 30, 2008 consisted primarily of consulting, market research and office related expenses. We had no marketing expense for the three months ended June 30, 2007.

Other Income

Other income for the three months ended June 30, 2008 was comprised of interest income of $1,027 compared to $1,173 for the three months ended June 30, 2007.

Comparison Results for the six months ended June, 2008 and 2007

Revenues

We had no revenues for the six months ended June 30, 2008 and 2007.

Research and Development Expenses

For the six months ended June 30, 2008 and 2007, we were involved in a single project to develop and commercialize our proprietary technology. Research and development expenses increased approximately $2,983,000 to $3,178,000 for the six months ended June 30, 2008 compared to $194,000 for the six months ended June 30, 2007. For the comparable periods, research and development expenses consisted primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel. Also included in research and development expenses for the quarter ended June 30, 2008 were the following expenses related to the operation of the pilot plant at Sendio (for which there was no comparable expense for the first six months of 2007): a non-cash charge of approximately $1,555,000 resulting from the 6,100,000 shares we issued in 2007 as payment for the term of the lease of Sendio’s prior premises in Hranice, Czech Republic; salary and related costs of approximately $845,000; and other operating costs of approximately $424,000. The increase in research and development expenses for the six months ended June 30, 2008 was due to increased technical consulting expenses related to the ramp up of the development of our light bulb and the expenses of Sendio of approximately $2,824,000.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2008 and 2007 consisted of professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. Also included in expenses for the six months ended June 30, 2008 were Sendio’s administrative staff salaries, occupancy related costs and general overhead. General and administrative expenses increased by approximately $1,023,000 to $1,198,000 for the six months ended June 30, 2008 compared to $175,000 for the six months ended June 30, 2007. This increase was due primarily to the expenses of Sendio of approximately $742,000 and increases in travel, consulting and professional fees. Included in Sendio’s general and administrative expenses were a non-cash charge related to the shares issued for the lease of the Sendio premises of approximately $173,000, salary and related costs of approximately $313,000 and other operating costs of approximately $256,000.

Marketing Expenses

Marketing expenses of approximately $129,000 for the six months ended June 30, 2008 consisted primarily of consulting, market research and office related expenses. We had no marketing expense for the six months ended June 30, 2007.

Other Income

Other income for the six months ended June 30, 2008 was comprised of interest income of $5,490 compared to $2,988 for the six months ended June 30, 2007. The increase in interest income is due to the higher cash balances in 2008.

Liquidity and Capital Resources

Our cash and cash equivalents of approximately $653,000 as of June 30, 2008 are not sufficient to support our current levels of operations for the remainder of 2008, and we need additional financing.

Historically, we have funded our operations primarily through private placements of shares of unregistered common stock with accredited individual and institutional investors and advances from our officers and directors. During the six months ended June 30, 2008, we raised proceeds of $2,130,139 through the sale of 7,099,794 shares of our common stock at a price of $0.30 per share.

As described in Item 5 “Other Information” below, we are currently conducting a private placement of units. Through August 14, 2008, we have received subscriptions for a total of $270,000, all of which have been placed into escrow. The terms of the private placement provide that subscription funds will be held in escrow and will not be available to us unless we receive aggregate subscriptions for at least $1.0 million. If we do not receive this minimum amount to break escrow, the private placement will terminate and all previously received subscriptions will be returned to the investors. We cannot predict whether the minimum escrow amount will be reached.

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

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2008.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2008, we sold an aggregate of 5,683,128 shares of common stock in a private placement to a group of three accredited investors at a purchase price of $0.30 per share for gross proceeds of $1,705,139. No commissions were paid in the private placement. The shares were offered and sold pursuant to the exemption from registration under Rule 506 of Regulation D under the Securities Act.

We also issued 250,000 shares of common stock to a vendor for services valued at $85,000 or $0.34 per share based on the closing market price for our common stock as of that date. The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2008 we submitted two proposals for approval by our stockholders. Proposal one was to amend our articles of incorporation to change our corporate name from Telegen Corporation to Vu1 Corporation. Proposal 2 was to approve the Vu1 Corporation 2007 Stock Compensation Plan. These proposals were approved by holders of a majority of our outstanding common stock acting by written consent and we did not hold a formal stockholders’ meeting. A summary of the votes cast follows.

	Proposal 1	Proposal 2

For	48,733,715	38,913,907
Against	234,482	291,975
Abstain	939	1,498

ITEM 5. OTHER INFORMATION

We are providing the following disclosure pursuant to Rule 135c under the Securities Act. This disclosure shall not constitute an offer to sell, or the solicitation of an offer to buy, any securities in the United States or in any jurisdiction in which or to any person to whom it is unlawful to make such an offer or sale.

We are currently conducting a private placement for the offer and sale of units at a price of $0.80 per unit, with each unit consisting of two shares of common stock and a warrant to purchase one share of common stock. The warrant has a term of two years and an exercise price of $0.60 per share. The terms of the private placement provide that subscriptions will be held in escrow, and will not be disbursed to us, until total subscriptions equal or exceed $1.0 million. If total subscriptions do not meet this minimum amount to break escrow, the private placement will terminate and all previously received subscriptions will be returned to the investors. Through August 14, 2008, we have received subscriptions for a total of $270,000, all of which are being held in escrow.

As described in Note 8 to the financial statements, we have engaged the services of an investment banker to assist with this private placement and our fundraising efforts. For any investors introduced to us by the investment banker and who participate in this private placement, we are obligated to pay to the investment banker a cash fee equal to 10% of the gross proceeds we receive from such investors and a two year warrant to purchase our common stock equal to 20% of the shares issued to such investors.

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

Vu1 CORPORATION
(Registrant)

Dated: August 14, 2008

By: /s/ Richard Herring
Richard Herring
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)