Form 10-Q
period 2008-09-30
Vu1 CORP
filed 2008-11-19
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

On November 19, 2008 there were 83,290,391 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report to “we,” “us,” “our,” and the “Company” are to Vu1 Corporation, Sendio, s.r.o., our Czech subsidiary, and our inactive subsidiary Telisar Corporation. During 2008, we filed with the State of California to dissolve three of our inactive subsidiaries, Telegen Display Corporation, Telegen Communications Corporation and Telegen Display Laboratories, Inc.

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

The forward-looking statements contained herein involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by management to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties; however, management’s expectations, beliefs and projections may not be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements:

•	our lack of working capital and lack of revenues;
•	the availability of capital to us, in the amount and time needed, to fund our development programs and operations, and the terms and dilutive effect of any such financings;
•	our ability to be successful in our product development and testing efforts;
•	our ability to obtain commercial development for our planned products;
•	our ability to obtain manufacturing for our planned products in a cost-effective manner and at the times and in the volumes required, while maintaining quality assurance;
•	market demand for and acceptance of our planned products, and other factors affecting market conditions;
•	technological advances and competitive pressure by our competitors;
•	governmental regulations imposed on us in the United States and European Union; and
•	the loss of any of our key employees or consultants.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,969,527	$1,014,512
Tax refund receivable	51,032	505,826
Prepaid expenses	266,260	1,593,820

Total current assets	2,286,819	3,114,158

Non-current assets
Equipment, net of accumulated depreciation of $20,251 and $2,135, respectively	135,394	6,311
Construction in process	565,233	203,698

Total assets	$2,987,446	$3,324,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$665,973	$467,802
Accrued payroll	166,028	156,864
Loan payable, current portion	3,579	-
Capital lease obligation, current portion	4,834	-

Total current liabilities	840,414	624,666

Loan payable, net of current portion	8,276	-
Capital lease obligation, net of current portion	21,275	-

Total liabilities	869,965	624,666

Stockholders' equity
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 200,000,000 shares authorized; 79,541,761 and 64,663,517 shares issued and outstanding, respectively	57,853,967	51,177,740
Accumulated deficit	(55,975,412)	(48,530,613)
Accumulated other comprehensive income	238,926	52,374
Total stockholders' equity	2,117,481	2,699,501

Total liabilities and stockholders' equity	$2,987,446	$3,324,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Operating expenses:
Research and development	$788,094	$112,509	$3,965,825	$306,936
General and administrative	2,036,468	214,545	3,234,575	389,457
Marketing	122,972	-	251,660	-
Total operating expenses	2,947,534	327,054	7,452,060	696,393

Loss from operations	(2,947,534)	(327,054)	(7,452,060)	(696,393)

Other income (expense)
Interest income	3,580	16,490	9,070	19,478
Interest expense	(1,809)	-	(1,809)	-

Total other income (expense)	1,771	16,490	7,261	19,478

Loss before provision for income taxes	(2,945,763)	(310,564)	(7,444,799)	(676,915)

Provision for income taxes	-	-	-	-

Net loss	$(2,945,763)	$(310,564)	$(7,444,799)	$(676,915)

Other comprehensive income:
Foreign currency translation adjustments	(27,696)	-	186,552	-

Comprehensive loss	$(2,973,459)	$(310,564)	$(7,258,247)	$(676,915)

Basic and diluted:
Loss per share	$(0.04)	$(0.01)	$(0.11)	$(0.01)
Weighted average shares outstanding	73,154,045	54,930,562	68,380,888	50,441,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(7,444,799)	$(676,915)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	18,813	915
Share-based compensation	1,456,468	-
Stock issued for services	85,000	-
Stock and warrants issued for services	216,780	-

Changes in assets and liabilities:
Tax refund receivable	507,852	-
Prepaid expenses	1,490,035	4,195
Accounts payable	199,309	119,799
Accrued payroll	(154)	-
Net cash flows from operating activities	(3,470,696)	(552,006)

Cash flows from investing activities:
Purchases of equipment	(80,802)	-
Purchases of construction in process	(409,767)	-
Net cash flows from investing activities	(490,569)	-

Cash flows from financing activities:
Proceeds from sales of common stock	2,130,039	2,625,000
Proceeds from issuance of common stock and warrants	2,787,940	-
Proceeds from note payable	13,468	-
Payments on note payable	(1,049)	-
Payments on capital lease obligations	(1,342)	-
Net cash flows from financing activities	4,929,056	2,625,000

Effect of exchange rate changes on cash and cash equivalents	(12,776)	-

Net change in cash and cash equivalents	955,015	2,072,994

Cash and cash equivalents, beginning of period	1,014,512	289,795

Cash and cash equivalents, end of period	$1,969,527	$2,362,789

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

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a pilot manufacturing facility. In addition, we have one inactive subsidiary, Telisar Corporation, a California corporation and majority-owned subsidiary. No minority interest is presented for the minority stockholders of Telisar due to accumulated losses for Telisar on a stand alone basis. Our two other wholly-owned subsidiaries, Telegen Display Corporation and Telegen Communications Corporation, were dissolved on April 22, 2008 in the state of California. Telegen Display Laboratories, Inc. was dissolved on July 29, 2008.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2007 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the period ended September 30, 2008 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of Vu1 and all of our wholly owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (“CZK”). The accounts of Sendio contained in the accompanying condensed consolidated balance sheets have been translated into United States dollars at the exchange rate prevailing during the periods presented. Translation adjustments are included in “Accumulated Other Comprehensive Income,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2008 have been translated using the average exchange rates for the period. Sendio recorded an aggregate of $13,287 of foreign currency transaction loss as general and administrative expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2008.

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

Cash and Cash Equivalents

Cash is comprised of deposits with a bank. For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2008 and December 31, 2007, we had cash of $1,719,527 and $914,512, respectively, in excess of federally insured limits.

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

Construction in process

Construction in process is comprised of assets to be used in the operations of our pilot plant in the Czech Republic not in service as of September 30, 2008. These assets, when placed in service will be reclassified to Property and Equipment and depreciated over their estimated useful lives.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the nine months ended September 30, 2008 and 2007, research and development expenses were comprised primarily of technical consulting expenses, supplies and travel. For the nine months ended September 30, 2008, research and development also included certain salary, rent and other costs of the research related operations of the pilot manufacturing plant in the Czech Republic through our wholly-owned subsidiary, Sendio.

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

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Stock options	4,650,000	-	4,650,000	-
Unvested stock	381,000	-	381,000	-
Warrants	3,762,225		3,762,225

Total potentially dilutive securities	8,793,225	-	8,793,225	-

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect SFAS 161 to have a material impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. We do not expect the adoption of SFAS 162 will have a material impact on our financial condition or results of operation.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the nine months ended September 30, 2008, we had no revenues, incurred a net loss of $7,444,799 and had negative cash flows from operations of $3,470,696. In addition, we had an accumulated deficit of $55,975,412 at September 30, 2008.

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

From August 27, 2008 to September 30, 2008 we raised net proceeds of approximately $2.79 million through the sale of 3,491,250 Units at a subscription price of $0.80 per Unit (the “Unit Private Placement”). Each Unit consists of two shares of common stock and a two-year Warrant to purchase one share of common stock at an exercise price of $0.60 per share. A total of 6,982,500 shares of common stock and two-year warrants to purchase 3,491,250 shares of common stock were issued. In addition, in our prior private placement that closed in June 2008, we raised net proceeds of approximately $2.13 million through the sale of approximately 7.1 million shares of our common stock at a price of $0.30 per share (the “Stock Private Placement”). Our efforts to raise additional funds will continue during fiscal 2008 and into 2009 to fund our planned operations and research and development activities, through one or more debt or equity financings. If management is unsuccessful in raising additional capital, we may be forced to severely curtail or cease all of our activities and operations.

NOTE 4 – TAX REFUND RECEIVABLE

Tax refund receivable represents the 19% value added tax receivable from the government of the Czech Republic. No allowance for doubtful accounts has been provided as we believe the amounts are fully collectible.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On October 31, 2007, Sendio entered into a non-residential premises lease agreement with Multidisplay, s.r.o. (“Multidisplay”) for certain facilities located in the Czech Republic (the “Prior Lease”). At its option, Sendio had the right to extend the Prior Lease beyond its original expiration date by providing written notice to Multidisplay no later than April 30, 2008. Sendio did not exercise its right to extend the lease and the lease terminated as of June 30, 2008 according to its terms.

We issued 6,100,000 shares of common stock in 2007 as payment in full of all amounts owing for rent under the Prior Lease through June 30, 2008. The shares were valued at $2,275,354, representing the amount of the rent liability as of the date of the lease and initially recorded as a prepaid expense. The amount was recorded as rent expense over the term of the lease.

On May 28, 2008 Sendio entered into a lease contract for certain facilities located in the city of Olomouc in the Czech Republic (the “Current Lease”). We intend to utilize the facilities to continue our assessment of the feasibility of manufacturing of our energy efficient, mercury free line of light bulbs. The lease term is one year effective from July 1, 2008 and terminates on June 30, 2009. The rent for the one year term is CZK 10,000,000 (approximately $624,000 USD), plus mandatory VAT. The rent is payable monthly in the amount of CZK 301,655 (approximately $19,000 USD) for July 2008, CZK 376,655 (approximately $24,000 USD) for August 2008, and CZK 455,310 (approximately $28,000 USD) for each month from September 2008 through June 2009. On May 29, 2008 Sendio paid a deposit of CZK 4,000,000 (approximately $250,000 USD) to the landlord to be offset against future rent for the months October 2008 to June 2009.

Certain portions of the leased premises are currently being leased by other tenants, and the landlord has agreed in the Current Lease to take steps to terminate those other tenants and to vacate the property for Sendio. In addition, the rent for the Initial Term may be reduced by the sum of annual rents paid by existing tenants. Sendio anticipates that the amount to be paid by existing tenants approximates CZK 4,768,590 (approximately $297,000 USD) through June 30, 2009, but there can be no assurance that this will be the case. If the existing tenants vacate the space currently under lease, Sendio would be responsible for any monthly shortfall that exceeds 50,000 CZK per month subsequent to the tenant vacating the space. Sendio is also responsible for certain improvements, insurance, utilities, maintenance and other costs as described in the Current Lease.

In addition, Sendio is in continued negotiations with the landlord for the purchase of the land and building comprising the leased facilities. If the parties do not enter into a purchase agreement, the Current Lease will terminate by its terms on June 30, 2009. However, if the parties have entered into a purchase agreement but the purchase agreement does not become effective by July 1, 2009 due to certain circumstances on the Landlord’s part, then the Lease will automatically extend until December 31, 2015 on the same terms; provided that Sendio will have the right to terminate such extended lease with three months notice.

In addition, we lease space for our corporate headquarters on a month to month basis.

Total rent expense was $1,967,876 and $867 for the nine months ended September 30, 2008 and 2007, respectively.

Effective April 29, 2008, we entered into a non-exclusive Financial Advisory and Investment Banking Agreement with an investment banker. The agreement is for a term of 6 months and can be terminated by either party after 60 days with 30 days’ written notice. The terms of the agreement include an initial retainer of $5,000 and a monthly fee of $5,000 per month over the term of the agreement. In addition, we issued 250,000 shares of common stock valued at $85,000 or $0.34 per share based on the closing market price of our common stock on the date of issuance. This amount was recorded as general and administrative expenses on the date of issuance. For investors introduced to us by the investment banker and who participate in a private placement with us, we will pay to the investment banker a cash fee equal to 10% of the gross proceeds we receive from such investors and a two year warrant to purchase our common stock equal to 20% of the shares issued to such investors. No proceeds have been received under this agreement through September 30, 2008.

NOTE 6 – LOAN PAYABLE

On May 15, 2008 Sendio entered into a three-year note payable for the purchase of a vehicle. The note bears interest at a rate of 24.5% and is payable in 36 equal monthly installments of principal and interest of approximately $575 plus mandatory VAT and insurance. The note is secured by the vehicle.

NOTE 7 – CAPITAL LEASE OBLIGATION

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

NOTE 8 – STOCKHOLDERS’ EQUITY

On September 10, 2008, we filed an amendment to our Amended and Restated Articles of Incorporation with the State of California Secretary of State to increase the number of authorized shares of our no par value common stock from 100,000,000 to 200,000,000. At September 30, 2008 and December 31, 2007, we had 79,541,761 and 64,663,517 shares of common stock outstanding, respectively. Our Amended and Restated Articles of Incorporation allows us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine. No preferred shares are currently issued and outstanding.

Common Stock Issuances

From August 27, 2008 to September 30, 2008 we sold 3,491,250 Units at a subscription price of $0.80 per Unit for net proceeds of $2,787,940in our Unit Private Placement. Each Unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.60 per share. A total of 6,982,500 shares of common stock and two-year warrants to purchase 3,491,250 shares of common stock were issued. The net proceeds were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance. The allocated fair value of the warrants was $879,655 and the balance of the proceeds of $1,908,285 was allocated to the common stock.

On September 9, 2008 the Board of Directors approved the conversion of $216,780 of unpaid compensation due to two of our officers and directors and a vendor into Units in our private placement on the same terms as third party investors, at a rate of $0.80 per Unit. Mr. Sellers, our President and Chief Operating Officer, converted $163,500 into 204,375 Units and we issued 408,750 shares of common stock and a two-year warrant to purchase 204,375 shares of common stock. Mr. Herring, our Chief Executive Officer, converted $36,000 into 45,000 Units and we issued 90,000 shares of common stock and a two-year warrant to purchase 45,000 shares of common stock. In addition, unpaid compensation due to a vendor totalling $17,280 was converted into 21,600 units and we issued 43,200 shares of common stock and a two-year warrant to purchase 21,600 shares of common stock. The amount of unpaid compensation was allocated based on the relative fair values of the common stock and the warrants on the date of issuance. The allocated fair value of the warrants was $63,887 and the balance of $152,893 was allocated to the common stock.

The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model with the following assumptions:

Closing market price of common stock	$1.00 to $1.40
Estimated volatility	144.9% to 168.7%
Risk free interest rate	2.00% to 2.31%
Expected dividend rate	-
Expected life	2 years

On April 29, 2008 we issued 250,000 shares of common stock valued at $85,000 or $0.34 per share based on the closing market price of our common stock on the date of issuance pursuant to the Financial Advisory and Investment Banking Agreement discussed in Note 5.

In the first six months of 2008, we sold an aggregate of 7,099,794 shares of common stock at a price of $0.30 per share for net proceeds of $2,130,039 in our Stock Private Placement, including $75,000 from Mark Weber, a member of our Board of Directors and $150,000 from Richard Sellers, an officer and a member of our Board of Directors.

Stock and Stock Options issued pursuant to the 2007 Stock Incentive Plan

On July 24, 2008, our Board of Directors appointed Jeffrey P. Gannon to the Board of Directors as Chairman of the Board. In connection with his appointment, we issued to Mr. Gannon ten-year options to purchase 1,000,000 shares of our common stock at an exercise price of $0.49 per share valued at $446,900. The options are 50% vested on the date of issuance and the remaining 50% vest one year from the date of issuance.

On September 9, 2008 we granted ten year options to purchase 1,100,000 stock options at an exercise price of $1.00 per share valued at $1,091,740 to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, other Board members and consultants. A total of 1,075,000 of these options vested immediately and have a 10 year life, with the remaining 25,000 vesting ratably through December 31, 2008 and have a 5 year life. Details of issuances to the officers and directors are as follows:

Recipient	Title	# of shares underlying options

Duncan Troy	Director	150,000
Richard Herring	Director and Chief Executive Officer	200,000
Richard Sellers	Director, President and Chief Operating Officer	150,000
Mark Weber	Director	150,000
Charles Hunt	Director	150,000
Matthew DeVries	Chief Financial Officer	125,000

In addition, we granted ten-year options to purchase 600,000 stock options at an exercise price if $1.00 per share valued at $596,160 to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, a Board member and a consultant. These options will vest at the discretion of the Board of Directors only if certain performance criteria are achieved on or before December 31, 2008.

Details of issuances to the officers and directors are as follows:

Recipient	Title	# of shares underlying options

Richard Herring	Director and Chief Executive Officer	150,000
Richard Sellers	Director, President and Chief Operating Officer	150,000
Charles Hunt	Director	150,000
Matthew DeVries	Chief Financial Officer	75,000

The value of the options was calculated using the Black-Scholes Option Pricing Model with the following assumptions:

Closing market price of common stock	$1.00
Estimated volatility	169%
Risk free interest rate	2.90% to 3.62%
Expected dividend rate	-
Expected life	5 to 10 years

Also on September 9, 2008, we issued 30,000 shares of common stock valued at $30,000 based on the closing market price as of that date to a vendor. We recorded this amount as marketing expense in the accompanying statement of operations on the date of issuance.

All grants under the 2007 Stock Compensation Plan were made at the closing market price of our common stock as of the respective date of grant.

For the nine months ended September 30, 2008, we recognized $1,456,468 as share-based compensation related to the vesting of outstanding grants of stock and stock options. A total of 26,000 unvested shares were forfeited during the three months ended September 30, 2008. No awards were exercised during the nine months ended September 30, 2008.

NOTE 9 - RELATED PARTY TRANSACTIONS

On September 9, 2008, Mr. Sellers, and Mr. Herring converted a total of $199,500 of unpaid compensation into Units under our Unit Private Placement as described more fully in Note 8.

On September 9, 2008 certain directors and officers were awarded stock options as described in Note 8.

During the nine months ended September 30, 2008, Richard Sellers and Mark Weber purchased shares of our common stock (as described in Note 8) on the same terms as third parties in our Stock Private Placement.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2008, we sold an additional 1,561,250 Units at a subscription price of $0.80 per Unit for net proceeds of $1,249,000 in our Unit Private Placement. Each Unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.60 per share. A total of 3,122,500 shares of common stock and two-year warrants to purchase 1,561,250 shares of common stock were issued.

We sold 297,940 Units at a subscription price of $0.80 per Unit in exchange for amounts due to two vendors totaling $238,352. A total 595,880 shares of common stock and a two-year warrant to purchase 297,940 shares of common stock were issued.

We sold 15,125 Units at a subscription price of $0.80 per Unit in exchange for amounts due to a member of our Board of Directors totaling $12,100. A total 30,250 shares of common stock and a two-year warrant to purchase 15,125 shares of common stock were issued.

We have subscription agreements representing 1,409,334 Units, for which net proceeds of $1,127,467 are anticipated by management during the fourth quarter of 2008.

On November 1, 2008 we issued a two-year warrant to purchase common stock at an exercise price of $1.15 per share to a vendor for services.

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

Our independent registered public accounting firm has issued a “going concern” statement in its report on our financial statements for the fiscal year ended December 31, 2007, stating that we had a net loss and negative cash flows from operations in fiscal 2007, and that we have an accumulated deficit. There have been no improvements to these factors during the nine months ended September 30, 2008. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this going-concern uncertainty.

Our cash and cash equivalents as of September 30, 2008 are not sufficient to support our planned operations through fiscal 2008 and it is necessary for us to seek additional financing. See “Liquidity and Capital Resources” below.

Plan of Operations

We had no revenues in the nine months ended September 30, 2008 or in fiscal 2007 or 2006, and we have made significant expenditures for research and development. We expect to continue to make significant expenditures in research and development and manufacturing during the remainder of fiscal 2008 as we attempt to move forward with our proof of concept prototypes for a light bulb utilizing our proprietary technology. Our future success and operating results will depend in large part on the results of these efforts.

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

We are in negotiations with the landlord for the purchase of the land and building comprising the leased facilities. Any decision to purchase this facility will be based upon our ability to obtain additional funding. If we do not enter into a purchase agreement, this lease will automatically terminate on June 30, 2009. However, if the parties have entered into a purchase agreement but the purchase agreement does not become effective by July 1, 2009 due to certain circumstances on the landlord’s part, then the lease will automatically extend till December 31, 2015 on the same terms; provided that Sendio will have the right to terminate such extended lease with three months notice.

Our future capital expenditures related to our operations will depend on, among other things, our additional equipment needs for continued research into the feasibility of the manufacturing process, our ability to find suitable office and manufacturing space for the long term, the cost of any improvements to our office and manufacturing space, and any operating equipment required at that time. An overall estimate of our capital expenditures primarily depends on the success of the development of our proprietary lighting technology, and as such cannot presently be estimated. Any additional capital expenditures will depend on our ability to obtain additional financing.

As of September 30, 2008 there are a total of 54 employees at Sendio. We anticipate that we may hire additional employees during 2008, but the number of employees is not known. The number of employees added for either Sendio or in the US operations will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

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

From August 27, 2008 to September 30, 2008 we sold 3,491,250 Units at a subscription price of $0.80 per Unit for net proceeds of $2,787,940 pursuant to a private placement. Each Unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.60 per share. A total of 6,982,500 shares of common stock and two-year warrants to purchase 3,491,250 shares of common stock were issued. Subsequent to September 30, 2008, we sold an additional 1,874,315 Units for net proceeds of $1,249,000 and issued 3,748,630 shares and two-year warrants to purchase 1,874,315 shares of common stock.

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

Results of Operations

Comparison of Results for the three months ended September 30, 2008 and 2007

Revenues

We had no revenues for the three months ended September 30, 2008 and 2007.

Research and Development Expenses

For the three months ended September 30, 2008 and 2007, we were involved in a single project to develop and commercialize our proprietary technology. Research and development expenses increased approximately $676,000 to $788,000 for the three months ended September 30, 2008 compared to $113,000 for the three months ended September 30, 2007. For the comparable quarters, research and development expenses consisted primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel.

Also included in research and development expenses for the quarter ended September 30, 2008 were the following expenses related to the operation of the pilot plant at Sendio (for which there was no comparable expense for the third quarter of 2007): salary and related costs of approximately $433,000; and other operating costs of approximately $169,000. The increase in research and development expenses for the three months ended September 30, 2008 was due to increased technical consulting expenses related to the ramp up of the development of our light bulb and the expenses of Sendio of approximately $602,000.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2008 and 2007 consisted of professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. Also included in expenses for the three months ended September 30, 2008 were Sendio’s administrative staff salaries, occupancy related costs and general overhead. General and administrative expenses increased by approximately $1,822,000 to $2,036,000 for the three months ended September 30, 2008 compared to $215,000 for the three months ended September 30, 2007. This increase was due primarily to non-cash costs related to the issuance and vesting of stock options to certain officers, directors and consultants of approximately $1,295,000 and the expenses of Sendio of approximately $310,000 (for which there was no comparable expense for third quarter of 2007 and increases in consulting and travel expenses. Included in Sendio’s general and administrative expenses were salary and related costs of approximately $162,000 and other operating costs of approximately $148,000.

Marketing Expenses

Marketing expenses of approximately $123,000 for the three months ended September 30, 2008 consisted primarily of consulting, market research and office related expenses. We had no marketing expense for the three months ended September 30, 2007.

Other Income and Expense

Other income and expense for the three months ended September 30, 2008 was comprised of interest income and interest expense. Interest income was approximately $4,000 compared to $16,000 for the three months ended September 30, 2007. The decrease is due to lower average cash balances and lower interest rates for the current period. Interest expense for the three months ended September 30, 2008 was $1,809 and relates to Sendio’s loan and capital lease obligations as discussed in Notes 6 and 7.

Comparison of Results for the nine months ended September 30, 2008 and 2007

Revenues

We had no revenues for the nine months ended September 30, 2008 and 2007.

Research and Development Expenses

For the nine months ended September 30, 2008 and 2007, we were involved in a single project to develop and commercialize our proprietary technology. Research and development expenses increased approximately $3,659,000 to $3,966,000 for the nine months ended September 30, 2008 compared to $307,000 for the nine months ended September 30, 2007. For the comparable periods, research and development expenses consisted primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel. Also included in research and development expenses for the nine months ended September 30, 2008 were the following expenses related to the operation of the pilot plant at Sendio (for which there was no comparable expense for the first nine months of 2007): a non-cash charge of approximately $1,571,000 resulting from the 6,100,000 shares we issued in 2007 as payment for the term of the lease through June 30, 2008 of Sendio’s prior premises in Hranice, Czech Republic; salary and related costs of approximately $1,278,000; and other operating costs of approximately $577,000. The increase in research and development expenses for the nine months ended September 30, 2008 was due to increased technical consulting expenses related to the ramp up of the development of our light bulb and the expenses of Sendio of approximately $3,425,000.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2008 and 2007 consisted of professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased by approximately $2,845,000 to $3,235,000 for the nine months ended September 30, 2008 compared to $389,000 for the nine months ended September 30, 2007. Also included in expenses for the nine months ended September 30, 2008 were Sendio’s administrative staff salaries, occupancy related costs and general overhead. This increase was due primarily to non-cash costs related to the issuance and vesting of stock options to certain officers, directors and consultants of approximately $1,295,000, expenses of Sendio of approximately $1,052,000 and increases in travel, consulting and professional fees and insurance. Included in Sendio’s general and administrative expenses were a non-cash charge related to the shares issued for the lease of the Sendio former premises through June 30, 2008 of approximately $175,000, salary and related costs of approximately $475,000 and other operating costs of approximately $403,000.

Marketing Expenses

Marketing expenses of approximately $252,000 for the nine months ended September 30, 2008 consisted primarily of consulting, market research and office related expenses. We had no marketing expense for the nine months ended September 30, 2007.

Other Income and Expense

Other income and expense for the nine months ended September 30, 2008 was comprised of interest income and interest expense. Interest income was approximately $9,000 compared to $19,000 for the nine months ended September 30, 2007. The decrease is due to lower average cash balances and lower interest rates for the current period. Interest expense for the nine months ended September 30, 2008 was $1,809 and relates to Sendio’s loan and capital lease obligations as discussed in Notes 6 and 7.

Liquidity and Capital Resources

Our cash and cash equivalents of approximately $1,970,000 as of September 30, 2008 are not sufficient to support our current levels of operations for the remainder of 2008, and we need additional financing.

As described above, we received net proceeds of $4,504,172 from our Unit Private Placement 2008 (from the sale of a total of 5,636,540 Units at a subscription price of $0.80 per Unit, including Units issued in satisfaction of certain outstanding payables). In addition, we received net proceeds of approximately $2.1 million from our Stock Private Placement that closed in June 2008 (from the sale of a total of approximately 7.1 million shares of common stock at a subscription price of $0.30 per share).

We have subscription agreements representing 1,409,334 Units, for which net proceeds of $1,127,467 are anticipated by management during the fourth quarter of 2008.

We anticipate that with the proceeds from our private placements, we will be able to fund our operations into the first quarter of 2009. We expect that our efforts to raise additional working capital will be ongoing into fiscal 2009 to fund our planned operations and research and development activities, through one or more debt or equity financings. Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. Our officers or directors may make further cash advances to us to fund operations from time to time; however, no officer or director is obligated to make any such advances. There can be no assurances that further cash advances, when and if made, will be sufficient to sustain our required levels of operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at September 30, 2008.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From August 27, 2008 to September 30, 2008 we sold 3,491,250 Units at a subscription price of $0.80 per Unit for net proceeds of $2,787,940. Each Unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.60 per share. A total of 6,982,500 shares of common stock and two-year warrants to purchase 3,491,250 shares of common stock were issued. No commissions were paid in the private placement. The shares were offered and sold pursuant to the exemption from registration under Rule 506 of Regulation D and Regulation S under the Securities Act.

We issued the following from the 2007 Stock Compensation Plan:

•	On July 24, 2008 we issued ten-year options to purchase 1,000,000 shares of common stock at an exercise price of $0.49 per share based on the closing market price as of that date.

•
On September 9, 2008 we issued ten-year options to purchase 1,675,000 shares of common stock to officers, directors and certain vendors at an exercise price of $1.00 based on the closing market price as of that date.

•
On September 9, 2008 we issued five-year options to purchase 25,000 shares of common stock to a vendor at an exercise price of $1.00 based on the closing market price as of that date. In addition, we issued 25,000 shares of common stock to the same vendor valued at $1.00 per share based on the closing market price as of that date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2008 we submitted a proposal for approval by our stockholders to amend our Articles of Incorporation to increase the authorized shares of our no par common stock from 100,000,000 to 200,000,000. The proposal was approved by holders of a majority of our outstanding common stock acting by written consent and we did not hold a formal stockholders’ meeting. A summary of the votes cast follows.

For	41,617,010
Against	167,431
Abstain	-

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard Herring, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries, Chief Financial Officer

32.1	Certification of Richard Herring, CEO, and Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VU1 CORPORATION
(Registrant)

Dated: November 19, 2008

By: /s/ Richard Herring
Richard Herring
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)