Form 10-K
Vu1 CORP
filed 2009-03-31
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes☐  No ☒

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

The aggregate market value of the issuer’s voting stock held by non-affiliates on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was $25,591,118 based on the average of the bid and ask prices of such stock on that date of $0.55, as reported on the OTC Bulletin Board.

On March 31, 2009 there were 85,791,892 shares of Registrant’s common stock, no par value, issued and outstanding.

Documents Incorporated By Reference:    None

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Company” are to Vu1 Corporation, Sendio, s.r.o., our Czech subsidiary, and our inactive subsidiary Telisar Corporation.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements. All statements other than statements of historical fact, including statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “plan,” “target,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

The forward-looking statements contained herein involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by management to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties; however, management’s expectations, beliefs and projections may not be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements:

•	our lack of working capital and lack of revenues;
•	the availability of capital to us, in the amount and time needed, to fund our development programs and operations, and the terms and dilutive effect of any such financings;
•	our ability be successful in our product development and testing efforts;
•	our ability to obtain commercial development for our planned products;
•	our ability to obtain manufacturing capability for our planned products in a cost-effective manner and at the times and in the volumes required, while maintaining quality assurance;
•	market demand for and acceptance of our planned products, and other factors affecting market conditions;
•	technological advances and competitive pressure by our competitors;
•	governmental regulations imposed on us in the United States and European Union; and
•	the loss of any of our key employees or consultants.

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

PART I

ITEM 1. OUR BUSINESS

Overview

Vu1 Corporation is focused on developing, manufacturing and selling mercury free, energy efficient light bulbs based on our proprietary light-emitting technology.  We call this technology Electron Stimulated Luminescence™ (“ESL™”). For the past several years, we have primarily focused our efforts on research and development efforts for our ESL technology. In 2007 we formed Sendio s.r.o. (“Sendio”) in the Czech Republic as a wholly owned subsidiary for continued development of the bulb, and to design the manufacturing processes required for commercialization and manufacturing.  During 2007 and 2008, we continued our development work on the technology and have initiated the design and implementation of the processes required to manufacture the bulb. Our efforts are presently focused on our initial planned product, the R30 sized light bulb. We anticipate that the development efforts will continue in 2009 to support production that is planned to begin in the latter half of 2009. The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors.

Peterson Sullivan, LLP, our independent registered public accounting firm, in their opinion on our financial statements for the year ended December 31, 2008, raised substantial doubt about our ability to continue as a going concern due to our lack of revenues, our net losses and negative cash flows from operations and other factors.  For further information, see Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

We are a California corporation, originally incorporated on August 30, 1996 under the name Telegen Corporation.  On May 22, 2008 we amended our articles of incorporation to change our name to Vu1 Corporation.  Our shares of common stock are presently quoted on the OTC Bulletin Board under the symbol “VUOC”.  We have an accumulated deficit of $58,386,684 as of December 31, 2008.  Our corporate offices are located at 557 Roy Street, Suite 125, Seattle, WA 98109 and our telephone number is 888-985-8881.  Our web site can be found at www.vu1.com.

Products Under Development, Our Proprietary Technology and Our Research and Development Efforts

In 2008, we focused our development efforts on the application of ESL technology on the requirements of our initial planned product, an R30 sized light bulb.  The R30 size bulb is used primarily in lighting fixtures that are recessed in the ceiling of commercial and residential buildings and are commonly referred to as “recessed can fixtures”. We are continuing our methods research and manufacturing proof of concept prototypes and are continuing to develop the manufacturing processes for an R30 sized light bulb utilizing our proprietary ESL technology.  The key design features of our planned light bulb are that it be energy efficient, fully dimmable, illuminates immediately when switched on and have a color quality that is warm and similar to incandescent light.  In addition, our light bulb does not contain mercury, a feature which will ease disposal. We have not yet completed the final design of our planned product, and we expect there will be adjustments to our current designs.  We may not be able to successfully develop the full feature set for our planned light bulb or commercially manufacture our planned product.

Our emphasis on the development of our planned product, the additional manufacturing processes required and commercial manufacturing, distribution, marketing and branding and the development of sales channels surrounding our light bulb will command management’s primary attention during fiscal 2009.  It will also comprise the primary use of our limited financial resources. In 2009, our success will depend on our ability to develop our planned product that meets industry standards, obtain commercial manufacturing, generate market awareness and acceptance of our planned products, protect our technology through patents and trade secrets, and obtain funding to finance our operations.  If we are unable, for technological, financial, competitive, or other reasons, to successfully meet these factors, our business and operations will be materially adversely affected.

The Lighting Industry

We believe the primary market for our planned light bulb is the commercial and residential General Illumination Market, where incandescent, halogen, compact fluorescent (“CFL”) and Light  Emitting Diode (“LED”) light emitters are utilized.  In recent years, the industry has shifted to more energy efficient lighting solutions in an effort to conserve electricity.  This market shift is being mandated to some degree by legislation in the U.S. and internationally.  The U.S, has passed legislation intended to phase out the use of the incandescent light bulb beginning in 2012, with a full phase out in 2014.  Similar legislation has been passed by EU Energy Ministers, as well as in Canada, Australia and Ireland.

Target Markets

Initially, Vu1 intends to target the US R30/R40 reflector light bulb market in the United States.  According to recent reports, the U.S. residential market is comprised of 500 million recessed can lights with over 140 million bulbs sold per year (“CFL Market Profile”, U.S. Department of Energy, March 2009 and “A Review of the Reflector Compact Fluorescent Lamps Technology Procurement Program: Conclusions and Results” Pacific Northwest National Laboratory, May 2008).

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

Our Intellectual Property, Patents and Proprietary Rights

We are developing the necessary documentation, and we have applied for patent protection on our proprietary light-emitting technology.  We have filed a total of 10 U.S. patent applications and related international patent filings, and we expect to apply for additional patent protection on our technology and our manufacturing processes both domestically and internationally in the future.  We believe that our technology has unique aspects that are patentable; however, there can be no assurances that any patent will be issued or if issued that it will be defensible.

We protect our intellectual property rights through a combination of trademark, copyright, trade secret laws and other methods of restricting disclosure, and requiring our independent consultants, strategic vendors and suppliers to sign non-disclosure agreements as well as an assignment of inventions agreements when appropriate.

Regulatory Issues and Industry Certification

Any commercial light bulb product that we develop may require certifications from an independent third party testing laboratory prior to their sale.  We are currently intending to submit our ESL bulb to independent third party testing in the second quarter of fiscal 2009. Specifically, we are designing the bulb to be UL® compliant and intend to submit our bulb for potential certification. There is presently no Energy Star® certification standard for our ESL technology and we do not know if one will be developed or if we will qualify under existing standards.  In addition, we may be subject to other certifying agencies and other regulatory approvals. The approvals and certifications required will be determined based upon the market that we enter.  We are designing our light bulb to meet the standards for certification from independent third party laboratories, and we intend to submit an application to the appropriate testing laboratory once we have completed the necessary development and manufacturing processes required to obtain certification.  We cannot predict whether we will obtain certification from an independent third party testing laboratory or any other regulatory agency.

Competition

The R30/R40 market segment is highly competitive and traditionally dominated by several large competitors such as General Electric Company, Phillips Electronics NV, Osram Sylvania, the North American operation of OSRAM GmbH, Germany, Siemens AG and Ushio Inc.  These entities possess far more substantial financial, human and other resources than we do.  In the past decade, other smaller rapidly growing companies have entered this market due to the outsourcing of manufacturing on a non-exclusive basis by these large corporations and other market factors. We are aware of the existence of foreign competition which exports their products into our anticipated market. We intend to compete based on the feature set of our light bulb technology.

Suppliers

Development and production of our bulbs will require certain raw materials, including glass, electronics, coatings, certain chemicals and chemical compounds, plastic, and packaging.  We have identified key targeted suppliers for these raw materials, and we have entered into discussions with several of them regarding supply arrangements.  Currently, we do not have dedicated supply agreements with all suppliers.  We anticipate that most of our raw material purchases will not be pursuant to a supply agreement but will be by purchase order.  In addition, we are continuing to identify alternative suppliers for our raw material needs.  We believe that we will be able to obtain the supplies used in our development process from a number of vendors.

Research and Development

We have spent an aggregate of approximately $6.8 million during fiscal 2008 and 2007 in our development efforts.  In addition, we have acquired manufacturing equipment for approximately $0.6 million.  See “Products Under Development, Our Proprietary Technology and Our Research and Development Efforts” above.

Manufacturing

Our manufacturing facility is located in the Czech Republic, and is operated through our wholly-owned subsidiary, Sendio s.r.o.  We are using this facility to develop our ESL technology and manufacturing processes.  As of December 31, 2008, we had 52 employees at our Sendio facility.

The facility is a 75,000 square foot building located in the city of Olomouc in the Czech Republic.  We currently lease the premises, and in 2008 we entered into an agreement with the landlord to purchase the facility.  Before we can complete the purchase, we will need to obtain adequate financing.  See “Item 2.  Properties” for a discussion of our current lease and purchase agreement for this facility.

The Sendio facility includes two customized production lines which, when all manufacturing processes are completed, we intend to use for the production of our R30 size light bulb.  We have estimated the existing production line to have an annual capacity of up to 6 million bulbs.  In addition, we have planned future expansion capacity, including two additional production lines with an estimated 20 million bulb annual capacity per line.  Before we can initiate manufacturing in this facility, we anticipate that we will need to obtain and install additional equipment.

We currently plan to begin production of our bulbs in the latter half of 2009.  This schedule is subject to many factors outside of our control including:

•	unanticipated delays and expenses affecting our ongoing development efforts;
•	our ability to raise financing to fund operations and planned commercialization;
•	results of independent, third-party testing of our bulbs;
•	our ability to obtain UL® compliance and other industry certification;
•	the availability of raw materials and equipment for manufacturing.

Environmental Compliance

We will be subject to certain environmental requirements and laws in the Czech Republic that have been identified related to our manufacturing processes.  We have obtained the necessary permits required for the current development operations of the facility in the Czech Republic. We may be subject to additional environmental requirements in the future.

Marketing, Sales and Distribution

During 2008 we continued our marketing initiatives to determine our initial marketing strategy and research and to begin branding and corporate positioning issues.  Our marketing efforts have included market research to determine market size, competition, product features, consumer attitudes, pricing, certifications, government agencies, grants, target channels and retailers, branding and creation of initial marketing collateral. We have also had strategic meetings with retailers and potential channel and distribution partners to determine levels of interest in our light bulb and the underlying technology.  We believe that the results of these meetings were positive but no agreements have been entered into.

Fourteen states have enacted Conservation Improvement Programs (“CIP”).  Through a CIP, electric and natural gas utilities are required to invest a portion of their state revenues in projects designed to reduce their customers' consumption of electricity and natural gas, and to generally improve resource efficiency.  One form of CIP investment is conducting “give-aways” of energy efficient lighting products.  Alternatively, some states provide cash rebates to light bulb manufacturers, stores or directly to the consumer. Vu1 has met with a number of utilities and utility groups to determine interest in the promotion of ESL energy efficient bulbs under their CIP.  We believe that the results of these meetings were positive but no agreements have been entered into.

In March 2009, we entered into an agreement with Integrated Sales Solutions, Inc. “ISS” to enhance our capabilities in designing and establishing sales strategy and distribution channels with retail, electrical utilities, electrical distributors and government agencies. ISS will also advise and assist in defining logistics, warehousing, finished good requirements, distribution, packaging, merchandising, and support for our ESL bulbs, including product training within customer organizations.  We intend to work closely with ISS to develop programs aimed at further developing these channels and potential distribution partnerships.

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

Employees

As of December 31, 2008 we had 52 full time employees in the Czech Republic through our subsidiary Sendio.  In addition, our Chief Executive Officer, David Grieger was our only full time employee in the United States. Our other executive officers, Richard Herring, Richard Sellers and Matthew DeVries are consultants.  Our Chief Marketing Officer, T. Ron Davis, was a consultant until December 31, 2008, at which time he became an employee.

We have routinely used consultants in our U.S. operations and strategic vendors on a work for hire contract basis. We anticipate that we will begin to hire additional full time employees in the United States during 2009.

Other Information

From time to time, our executives will present information about our business and planned products to investors and other interested parties at various investor presentations, meetings with potential distributors and channel partners, and in other forums. We have prepared a powerpoint presentation, dated March 30, 2009, and our discussions with such interested parties may include this presentation, or modifications thereof. A copy of the presentation, dated March 30, 2009 is attached as Exhibit 99.1 to this annual report on 10-K, and will be posted on our website, www.vu1.com. Information contained in the presentation dated March 30, 2009 is an overview and intended to be considered in the context of our SEC filings, including this annual report on 10-K, and all other publicly disclosed information, including our risk factor disclosures. We undertake no duty or obligation to update or revise this information.

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

We have been engaged in the research and development of our energy efficient, mercury free light bulbs since May 2004, and have incurred significant operating losses in every fiscal year since our inception in 1996.  We have not completed the design and manufacture of our product prototype and have not commenced commercial manufacturing.  We have not generated any revenues since 1998 and we depend on third-party financing to fund operations. We have no operating history upon which an investor can evaluate our business and prospects, and we may never be successful or achieve profitability.

We need significant additional financing in fiscal 2009.  Our business may fail if we are unable to obtain financing for our working capital needs.

Our cash and cash equivalents of $2,486,609 as of December 31, 2008 are not sufficient to support our operations through fiscal 2009 and we need additional financing.  During 2009, we expect to continue to incur operating losses as we continue development expenditures on our light bulb technology, pursue product production, and seek to establish marketing and sales and distribution capabilities.  Our ability to implement our business plan for 2009 and our future operations will be significantly impaired or delayed if we are unable to secure financing in the amounts and at the times needed to fund our working capital.  We may seek to obtain funds through equity or debt financings, as well as through strategic financial partners.  Such financing may not be available to us, or may only be available on financially unattractive terms or in insufficient amounts.  If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations.  Our auditors added an explanatory paragraph to their opinion on our fiscal 2008 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

We have a number of technology issues to resolve before we will be able to manufacture a commercially viable product.

Although we have completed initial engineering of our light bulb, further development work and third-party testing will be necessary before the technology can be deployed and we can commence production. Specifically, we are continuing to work on our R30 bulb, including to obtaining acceptable life and output specifications.  If we are unable to solve current and future technology issues, we will not be able to manufacture a commercially viable product. In addition, if we encounter difficulty in solving technology issues, our research and development costs could increase substantially and our development and production schedules could be significantly delayed.

We have no experience manufacturing our ESL light bulbs on a commercial basis.

Our future operating results will depend on our ability to manufacture our products. To do so, we will have to develop manufacturing processes and the manufacturing capability that will allow us to produce high volumes of products at commercially viable yields.  Although we have developed manufacturing processes, we have no experience in manufacturing our products, on a small-scale or commercial scale.  We do not know whether the processes we have developed or our manufacturing capabilities will be capable of supporting large-scale manufacturing, or whether we will be able to develop the other processes necessary for large-scale manufacturing of bulbs that meet the requirements for cost, schedule, quality, engineering, design, production standards and volume requirements.  Because we have no experience with manufacturing our products, we may not be able to establish manufacturing capacity at a reasonable cost, maintain the quality of our products as production increases, or develop the administrative and operational infrastructure necessary to support expanded operations. If we fail to develop or obtain the necessary manufacturing capabilities, or if we fail to achieve volume production of our products with competitive yields at acceptable costs, it will significantly alter our business plans and could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We have experienced significant delays in executing our business plan, and further delays will reduce the likelihood that we will be able to manufacture products or generate sufficient revenue to stay in business.

We have experienced significant delays in executing our business plan.  These delays are attributable to a number of factors, including:

•	unanticipated difficulties and increased expenses in developing our technology;
•	unanticipated difficulties in our manufacturing processes; and
•	our inability to obtain funding in a timely manner.

In the future, we may experience delays caused by these and other factors.  Our business must be viewed in light of the problems, expenses, complications and delays frequently encountered in connection with the development of new technologies, products, markets and operations. If we are unable to anticipate or manage challenges confronting our business in a timely manner, we may be unable to continue our operations.

We must fulfill our obligation under the real estate purchase agreement for the Sendio facility.  If we cannot pay the balance of the purchase price, we may lose our manufacturing facility.

Under our purchase agreement for the Sendio manufacturing facility in the Czech Republic, Sendio is required to make significant payments totaling approximately $9 million by June 30, 2009.  We currently do not have the funds to pay the balance of the purchase price, and we will need to obtain financing to fulfill our obligations under the purchase agreement.  If we are unable to obtain the financing, we will need to negotiate with the landlord to extend the closing date of the building or extend the lease beyond its current term of June 30, 2009.  We have initiated discussions with the landlord to extend the lease or the closing date, but we can give no assurances that these discussions will lead to an amendment to the existing terms of the agreement.  Our failure to renegotiate the terms of the agreement would significantly negatively impact and delay the development of our manufacturing processes and our plans for manufacturing and production and we may no longer have facilities available for Sendio’s operations.

We must successfully develop, introduce, manufacture, market, and sell products and manage our operating expenses.

To be a viable business, we must successfully develop commercial applications for our technology, introduce, manufacture, market, and sell products and manage our operating expenses. Our products are in development and are subject to the risks inherent in the development of technology products, including unforeseen delays, expenses, patent challenges and complications frequently encountered in the development and commercialization of technology products, the dependence on and attempts to apply new and rapidly changing technology, and the competitive environment of the industry. Many of these events are beyond our control, such as unanticipated development requirements, delays and difficulties with obtaining third-party certification, delays in submitting documentation for and being granted patents and manufacturing problems.  Our success also depends on our ability to maintain high levels of employee utilization, manage our production costs, sales and marketing costs and general and administrative expenses, and otherwise execute on our business plan.  We may not be able to effectively and efficiently manage our development and growth.  Any inability to do so could increase our expenses and negatively impact our results of operations.

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

We rely on outside suppliers to manage certain key business processes, and any failure to perform will negatively affect our business.

We have outsourced certain of our key business processes.  In particular, in 2009 we retained Integrated Sales Solutions to help develop our sales, marketing and distribution strategies and channels.  If any of these service providers fail to perform or at a satisfactory level, our business development will be negatively affected and delayed, and our reputation may be harmed.

We have incurred historical losses and as a result, may not be able to generate profits, support our operations, or establish a return on invested capital.

We incurred losses in fiscal 2008 of $9,856,071 and have an accumulated deficit of $58,386,684 as of December 31, 2008. In addition, we expect to increase infrastructure and operating expenses related to our anticipated growth. We cannot predict when or whether we will ever generate a profit or otherwise establish a return on invested capital.  We may never be profitable.  Our business strategies may not be successful and we may never generate significant revenues or profitability, in any future fiscal period or at all.

Our future operating results are difficult to predict.

Due to our limited operating history and the significant development and manufacturing objectives that we must achieve to be successful, our quarterly and annual operating results are difficult to predict and are expected to vary significantly from period to period. In addition, the amount and duration of losses will be extended if we are unable to develop and manufacture our products in a timely manner. Factors that could inhibit our product and manufacturing development and future operating results include:

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

Our audited financial statements have been prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firm has stated in their report on our 2008 financial statements that our recurring losses from operations and our difficulties in generating cash flow to meet our obligations and sustain our current level of operations raise substantial doubt about our ability to continue as a going concern.

We face currency risks associated with fluctuating foreign currency valuations.

With our operations in the Czech Republic through Sendio, Sendio’s accounts, which currently primarily consist of lease payments, compensation, and other R&D and administration expenses, are denominated in the Czech Koruna (CZK) and the EUR.  An increase in the value of the CZK and EUR in relation to the U.S. dollar would have an adverse effect on our operating expenses.  In addition, we may engage in business in other counties, including in the European Union, and our operating results will be subject to fluctuations in the value of those currencies against the U.S. dollar.  In addition, the financial statements for our Czech subsidiary are denominated in the CZK; accordingly, on a consolidated financial statement reporting basis, these numbers are translated into U.S. dollars and are affected by currency conversion rates.  As of December 31, 2008, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuations.

Risk Factors Related to Our Industry

Our ability to manufacture products will depend on the continuous supply and availability of raw materials and our business will be susceptible to shortages, unavailability, or price fluctuations.

The principal raw materials that we expect to use in manufacturing our light bulbs include glass, electronic components and other required materials.  Our business will be adversely affected by any impairment in the supply of these raw materials or by price increases.  Although we have identified suppliers for these materials, we do not have supply agreements in place for raw materials, and we will be subject to risk of fluctuations in supply and price.  In addition, while we believe that in many instances there are alternative suppliers for these components, replacement suppliers may not be available.  If we are unable to secure sufficient quantities of the materials we will need to manufacture our light bulbs, if we encounter delays or contractual or other difficulties in our relationships with suppliers, or if we cannot find replacement suppliers at an acceptable cost, then the manufacture of our light bulbs may be disrupted, which would increase our costs, delay our production schedule and have a material adverse effect on our business.

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

Our success and ability to develop our technology and create products and become competitive depends to a significant degree on our ability to protect our proprietary technology, particularly any patentable material.  We rely on a combination of trade secret and other intellectual property law, nondisclosure agreements and other protective measures to preserve our rights pertaining to our technology.  In addition, any intellectual property protection we seek may not preclude competitors from developing products similar to ours.  In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

We do not have sufficient available resources to defend a lawsuit challenging our intellectual property rights or to prosecute others who may be infringing our rights.  Accordingly, even if we have strong intellectual property rights and patent rights, we may not be able to afford to engage in the necessary litigation to enforce our rights.

We compete in industries where competitors pursue patent prosecution worldwide and patent litigation is customary. At any given time, there may be one or more patent applications filed or patents that are the subject of litigation, which, if granted or upheld, could impair our ability to conduct our business without first obtaining licenses or granting cross-licenses, which may not be available on commercially reasonable terms, if at all. We have several patent applications pending in the U.S. and internationally and we expect to file additional patent application; however, none of these patents may ever be issued.  We do not perform worldwide patent searches as a matter of custom and, at any given time, there could be patent applications pending or patents issued that may have a material adverse effect on our business, financial condition, and results of operations.

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

If we fail to obtain or maintain industry certification for our products, our business will be harmed.

We are designing our products to be UL® compliant and intend to seek Energy Star® certification, as well as appropriate certifications in the European Union and in other countries.  UL® compliance certification is a key standard in the lighting industry, and if we fail to obtain and maintain this standard we may not have any market interest for our products.  We may not obtain this certification or we may be required to make changes to our light bulbs, which would delay our commercialization efforts and would negatively harm our business and our results of operations.

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

Risks Relating to our Common Stock

We do not intend to pay dividends, so any return on investment must come from appreciation.

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

Any equity-based financings will dilute our stockholders.

We need to raise additional financing in fiscal 2009.  If we raise funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

Our common stock is considered a “penny stock.”

Our common stock is subject to certain rules and regulations relating to “penny stock.” A “penny stock” is generally defined as any equity security that has a price less than $5.00 per share and that is not quoted on a national securities exchange. Being a penny stock generally means that any broker who wants to trade in our shares (other than with established clients and certain institutional investors) must comply with certain “sales practice requirements,” including delivery to the prospective purchaser of the penny stock a risk disclosure document describing the penny stock market and the risks associated therewith. These penny stock rules make it more difficult for broker-dealers to recommend our common stock, and as a result, our stock holders may have difficulty in selling their shares in the secondary trading market. This lack of liquidity may also make it more difficult for us to raise capital in the future through the sale of equity securities.

We may be subject to sanctions from the SEC or NASD due to our failure to timely file periodic reports with the SEC.

From 2003 through December 2006, we were not in compliance with our reporting obligations under the Securities Exchange Act of 1934, failing to file any required annual, quarterly and other periodic reports during such time.  We may be subject to sanctions from the SEC or from the NASD as a result of our delinquent filings. Any such action may have an adverse effect on us or on the trading of our common stock.  Although we subsequently filed with the SEC our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-QSB for each of the quarterly periods during fiscal 2006, we have not filed any of the other delinquent reports.  Since December 2006, we have been current with our quarterly and annual filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We own no real property.

Corporate Headquarters – Seattle, Washington

Our corporate headquarters consisting of approximately 1, 300 square feet, are located in Seattle, Washington which we leased on a month-to-month basis in 2008.  In February 2009, we entered into a six month lease agreement for this space for total rent per month of $1,530.  The lease becomes month to month after the initial six month term unless terminated in accordance with the terms of the agreement.

Manufacturing Facility – Olomouc, Czech Republic

On May 28, 2008 Sendio entered into a lease contract for certain facilities located in the city of Olomouc in the Czech Republic (the “Current Lease”). The lease term is one year effective from July 1, 2008 and terminates on June 30, 2009.  The rent for the one year term is CZK 10,000,000 (approximately $624,000 USD), plus mandatory VAT.  The rent is payable monthly in the amount of CZK 301,655 (approximately $19,000 USD) for July 2008, CZK 376,655 (approximately $24,000 USD) for August 2008, and CZK 455,310 (approximately $28,000 USD) for each month from September 2008 through June 2009.  On May 29, 2008 Sendio paid a deposit of CZK 4,000,000 (approximately $250,000 USD) to the landlord.

The leased facilities include some remaining tenants.  Sendio’s rent for July 1, 2008 to December 31, 2008 was reduced by rents paid by these remaining tenants.  Sendio anticipates that the amount to be paid by these tenants (and Sendio’s rent reduction) will be approximately CZK 2,268,000 (approximately $134,000 USD) from January 1 through June 30, 2009, but there can be no assurance that this will be the case. If the existing tenants vacate the space currently under lease, Sendio would be responsible for any monthly shortfall that exceeds 50,000 CZK per month subsequent to the tenant vacating the space.  Sendio is also responsible for certain improvements, insurance, utilities, maintenance and other costs as described in the Current Lease.

Effective December 9, 2008, Sendio entered into an agreement (the “Purchase Agreement”) to purchase the facilities in the Current Lease from the landlord. The purchase price for the Premises is CZK 179,000,000 (approximately $9.0 million USD) (the “Purchase Price”) and the closing date anticipated in the Purchase Agreement is July 1, 2009.  The deposit Sendio paid on May 29, 2008 under the Current Lease for CZK 4,000,000 is considered an advance on the Purchase Price. This amount has been recorded as a non-current asset as a “deposit on building purchase” in the accompanying balance sheet as of December 31, 2008. Sendio is required to pay the remaining balance of the Purchase Price into an escrow account in individual installments.  The Purchase Agreement provided for payments into the escrow account during February, April, May and June 2009.  On March 3, 2009, Sendio and the landlord amended the Purchase Agreement to revise the payment terms.  Under the amendment, Sendio paid CZK 1,000,000 (approximately US$45,000) into the escrow account on March 10, 2009.  The balance of the payments into the escrow account are payable as follows:

1.	CZK 15,500,000 by May 16, 2009; and
2.	CZK 158,500,000 by June 30, 2009

Effective December 9, 2008, as additional inducement for the landlord to enter into the Purchase Agreement, Vu1 entered into a Deed of Guarantee with the landlord under which it guaranteed up to CZK 13,500,000 (approximately $675,000) of payments by Sendio under the Purchase Agreement.  The guarantee expires upon full payment by Sendio of those payments scheduled under the Purchase Agreement.

ITEM 3. LEGAL PROCEEDINGS

We have no pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are presently quoted on the OTC Bulletin Board under the symbol VUOC. Listed below are the high and low sale prices for the shares of our common stock during the years ended December 31, 2008 and 2007. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2007
First Quarter (ended March 31, 2007)	$0.45	$0.25
Second Quarter (ended June 30, 2007)	0.50	0.25
Third Quarter (ended September 30, 2007)	1.01	0.36
Fourth Quarter (ended December 31, 2007)	0.51	0.23

Fiscal 2008
First Quarter (ended March 31, 2008)	$0.53	$0.27
Second Quarter (ended June 30, 2008)	0.60	0.29
Third Quarter (ended September 30, 2008)	1.44	0.49
Fourth Quarter (ended December 31, 2008)	1.40	0.90

As of December 31, 2008, there were 85,691,892 shares issued and outstanding and approximately 760 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name. No dividends have ever been paid to holders of our common stock, and we do not anticipate paying dividends in the future.

Securities Authorized for Issuance Under Equity Compensations Plans

On October 26, 2007, our Board of Directors approved the Vu1 Corporation 2007 Stock Incentive Plan (the “Plan”).   The stockholders approved the Plan on May 22, 2008.  A total of 10,000,000 shares of our common stock were authorized for issuance under the Plan.  The following table gives information as of December 31, 2008, the end of the most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options, warrants and rights under the Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans not approved by security holders	-	-	-

Equity compensation plans approved by security holders	6,071,875	$0.74	1,724,625
Totals	6,071,875	$0.74	1,724,625

A description of the Plan can be found in Note 9 to the financial statements contained in this report on Form 10-K.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal year ended December 31, 2008, which were not registered under the Securities Act.

In March 2008, we sold an aggregate of 1,416,666 shares of common stock in a private placement to a group of three accredited investors at a purchase price of $0.30 per share for gross proceeds of $425,000. No commissions were paid in the private placement. The shares were offered and sold pursuant to the exemption from registration under Rule 506 of Regulation D under the Securities Act.

During the second quarter of 2008, we sold an aggregate of 5,683,462 shares of common stock in a private placement to accredited investors at a purchase price of $0.30 per share for gross proceeds of $1,705,139. No commissions were paid in the private placement. The shares were offered and sold pursuant to the exemption from registration under Rule 506 of Regulation D under the Securities Act.

On April 29, 2008 we issued 250,000 shares of common stock to a vendor for services valued at $85,000 or $0.34 per share based on the closing market price for our common stock as of that date.  The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

From August 27, 2008 to November 15, 2008 we sold 5,888,334 Units at a subscription price of $0.80 per Unit for net proceeds of $4,705,567 in a private placement to accredited investors. As part of this private placement, certain officers, directors and vendors converted unpaid amounts totaling $467,232 into 584,040 Units at a subscription price of $0.80 per Unit. Each Unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.60 per share.  A total of 12,944,747 shares of common stock and two-year warrants to purchase 6,472,374 shares of common stock were issued.  No commissions were paid in the private placement. The securities were offered and sold pursuant to the exemption from registration under Rule 506 of Regulation D and Regulation S under the Securities Act.

On November 1, 2008 we issued a two year warrant to purchase 50,000 shares of common stock at an exercise price of $1.15 per share to a vendor for services. The warrants were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

We made the following stock option grants and stock awards for the year ended December 31, 2008 from the Plan.  These option grants were made to employees, directors and consultants pursuant to the exemption from registration under Section 4(2) of the Securities Act.

•
On July 24, 2008 we granted ten-year options to purchase 1,000,000 shares of common stock to Jeffrey Gannon, our then-chairman of the board, at an exercise price of $0.49 per share based on the closing market price as of that date.

•
On September 9, 2008 we granted ten-year options to purchase 1,675,000 shares of common stock to officers, directors and certain vendors at an exercise price of $1.00 based on the closing market price as of that date.

•
On September 9, 2008 we granted five-year options to purchase 25,000 shares of common stock to a vendor at an exercise price of $1.00 based on the closing market price as of that date and issued 30,000 shares of common stock to the same vendor valued at $1.00 per share based on the closing market price as of that date.

•
On December 31, 2008 we granted ten year options to purchase 1,600,000 shares of common stock to David Grieger, our Chief Executive Officer at an exercise price of $1.14 per share based on the closing market price as of that date and issued 400,000 shares of common stock to Mr. Grieger valued at $1.14 per share based on the closing market price as of that date.

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

At December 31, 2008 our independent registered public accounting firm, Peterson Sullivan, LLP has raised substantial doubt about our ability to continue as a going concern. See “Note 3” to our Consolidated Financial Statements.

Overview

We are focused on developing, manufacturing and selling mercury free, energy efficient light bulbs based on our proprietary light-emitting technology.  For the past several years, we have primarily focused our efforts on research and development efforts for our ESL technology. In 2007 we formed Sendio s.r.o. in the Czech Republic as a wholly owned subsidiary for continued development of the bulb, and to design the manufacturing processes required for commercialization and manufacturing.  During 2007 and 2008, we continued our development work on the technology and have initiated the design and implementation of the processes required to manufacture the bulb. Our efforts are presently focused on our initial planned product, the R30 sized light bulb. We anticipate that the development efforts will continue in 2009 to support production that is planned to begin in the latter half of 2009. The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. During fiscal 2008, we had no commercial products and no revenues.

Peterson Sullivan, LLP, our independent registered public accounting firm issued a “going concern” statement in its report on our financial statements for the fiscal year ended December 31, 2008, stating that we had a net loss and negative cash flows from operations in fiscal 2008, and that we have an accumulated deficit.  Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this going-concern uncertainty.

Our cash and cash equivalents as of December 31, 2008 are not sufficient to support our operations through fiscal 2009 and it will be necessary for us to seek additional financing.  See “Liquidity and Capital Resources” below.

Plan of Operations

Our efforts are presently focused on our initial planned product, the R30 sized light bulb. We anticipate that the development efforts will continue in 2009 to support production that is planned to begin in the latter half of 2009. The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. During fiscal 2008, we had no commercial products and no revenues.  We expect to continue to make significant expenditures developing our planned product and the related manufacturing processes in fiscal 2009. Our future success and operating results will depend in large part on the results of these efforts.

We will need to raise additional capital through debt or equity financings in 2009 to support our operations. We have entered into an agreement to purchase the facility presently leased by Sendio in the Czech Republic.  See Item 2, Properties.  We are using this facility to develop our ESL technology and manufacturing processes.  We will need additional funding to complete the purchase of this building.

Our anticipated expenditures related to our operations in fiscal 2009 will primarily depend on personnel costs and additional equipment needs for continued development of our light bulb and the manufacturing processes.  In addition, we anticipate we will incur substantial costs related to the planned production in the latter half of 2009 related to purchases of raw materials and supplies, marketing, sales and distribution related costs, and increased administrative costs. An overall estimate of our capital expenditures is primarily dependant upon the success of our development and manufacturing results for our prototype, and as such cannot presently be estimated.  Any additional capital expenditures will be dependant upon our ability to obtain additional financing.

Sendio had 52 engineering, technical and administrative employees at December 31, 2008 and the U.S. Operations had a single employee. In January, 2009 we hired two employees in the U.S. and we anticipate that we may begin to hire additional employees for U.S. and domestic operations during fiscal 2009, but the number of employees is not known.

The number of employees added for either Sendio or in the U.S. operations will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

Our anticipated costs in fiscal 2009 for the completion of our light bulb cannot be reasonably estimated due to the inherent uncertainty of the research and feasibility of the manufacturing processes. No additional projects are planned, but there can be no assurances that changes to this plan will not occur.  There can be no assurances that this development process will be successful or, if successful, that the technology will find a market and achieve sales that can sustain our operations without additional funding.

We have secured a six month lease during February, 2009 for office space in Seattle, WA which we leased on a month to month basis during 2008.  The lease returns to a month to month basis after a six month term.

Results of Operations for the Fiscal Years ended December 31, 2008 and 2007

No Revenues

We recognized no revenues in either of fiscal 2008 or 2007.

Research and Development Expenses

For the years ended December 31, 2008 and 2007 we were involved in a single project to develop and commercialize our proprietary technology.  Research and development expenses increased approximately $3,021,000 to $4,901,000 for the year ended December 31, 2008 compared to $1,880,000 for the year ended December 31, 2007. For the years ended December 31, 2008 and 2007, research and development expenses consisted primarily of rent, salaries and related costs, plant utility and operating costs, technical consulting expenses and stock compensation expense.  Rent expense increased approximately $1,021,000 to $1,771,000 in fiscal 2008 compared to $750,000 in fiscal 2007. Included in rent expense for the fiscal 2008 and 2007 were non-cash charges of approximately $1,511,000 and $690,000, respectively resulting from the 6,100,000 shares we issued in 2007 as payment for Sendio’s former facility lease.  Salary and related costs increased approximately $1,304,000 to $1,562,000 in fiscal 2008 compared to $258,000 in fiscal 2007.  Plant utility and operating costs increased approximately $523,000 to $756,000 in fiscal 2008 compared to $233,000 in fiscal 2007. The increases in rent, salaries, and plant utility and operating costs in fiscal 2008 are primarily due to a full year of operations at the pilot plant facility at Sendio in 2008 compared to four months of operations during fiscal 2007. Technical consulting expenses increased approximately $204,000 to $681,000 in fiscal 2008 compared to $477,000 in fiscal 2007.  Also included in research and development expense is a non-cash charge for compensation expense of $131,000 for fiscal 2008 and $162,000 for fiscal 2007 resulting from our issuance of common stock and options to purchase common stock under our 2007 Stock Incentive Plan.

We anticipate that our development efforts will continue in 2009 to support production that is planned to begin in the latter half of 2009. If we are unable to develop a product that is commercially viable with the resources available to us, we will need to discontinue our current development efforts and either seek alternative projects or possibly curtail or cease our operations.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2008 and 2007 consisted of compensation expenses related to stock and options issuances, consulting expenses, salaries and related costs, professional and legal fees, insurance, travel, rents, general and corporate related overheads and office expenses. General and administrative expenses increased by approximately $3,007,000 to $4,374,000 for the year ended December 31, 2008 compared to $1,367,000 for the year ended December 31, 2007. The increase is primarily due to increases in non-cash compensation expenses and increases due to a full year of operations at the plant facility at Sendio in 2008 compared to four months of operations during fiscal 2007. In fiscal 2008, non-cash stock compensation expenses increased $1,377,000 to $2,090,000 in fiscal 2008 compared to $713,000 in fiscal 2007 resulting from the issuance of common stock and options to purchase common stock. Salary and related costs increased approximately $501,000 to $578,000 in fiscal 2008 compared to $77,000 in fiscal 2007.  Rent expense increased $120,000 in fiscal 2008 to $205,000 compared to $85,000 in fiscal 2007.  Included in rent expense for the fiscal 2008 and 2007 were non-cash charges of approximately $168,000 and $77,000, respectively resulting from the 6,100,000 shares we issued in 2007 as payment for Sendio’s former facility lease.  The increases in rent and salary expenses in fiscal 2008 are primarily due to a full year of operations at the pilot plant facility at Sendio in 2008 compared to four months of operations during fiscal 2007.  Consulting expenses increased $391,000 to $560,000 in fiscal 2008 compared to $169,000 in fiscal 2007.  The increase is due to increased activity of the consultants used.  Other operating expenses comprised of travel, legal and general corporate overheads increased $578,000 to $900,000 in fiscal 2008 compared to $322,000 in fiscal 2007.  The increase is due to the higher activity level of our operations and the full year of operations for Sendio in 2008.

Other Income

Other income and expense for fiscal 2008 included interest income of $16,144, a decrease of $18,471 when compared to $34,615 for fiscal 2007.  The decrease in interest income is due to lower interest rates paid on excess cash balances in fiscal 2008 when compared to fiscal 2007. Interest expense for fiscal 2008 was $3,246 with no comparable expense for fiscal 2007.  Other income for fiscal 2007 included a gain from the write off of certain accounts payable in the amount of $237,545 for which the statute of limitations had expired.  There is no comparable item for fiscal 2008.

Liquidity and Capital Resources

Our cash and cash equivalents of $2,486,609 as of December 31, 2008 are not sufficient to support our operations through fiscal 2009 and it will be necessary for us to seek additional financing.

Historically, we have funded our operations primarily through private placements of shares of unregistered common stock with accredited individual and institutional investors.

We will need to raise working capital to fund our on-going and planned research, development, manufacturing and other planned operations through one or more debt or equity financings. In March, 2009 we retained the services of an investment banker to assist us in our fundraising efforts.  Our efforts to raise capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. Any future debt or equity financings, when and if made, may not be sufficient to sustain our required levels of operations. In addition, if necessary, we may explore strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction. If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed would have a material adverse effect on our financial position, results of operations and our ability to continue in existence. Our auditors added an explanatory paragraph to their opinion on our fiscal 2008 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2008.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

/S/ David T. Grieger	/S/ Matthew DeVries
David T. Grieger Chief Executive Officer	Matthew DeVries Chief Financial Officer

THE FOREGOING MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING SHALL NOT BE DEEMED TO BE “FILED” WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY PAST OR FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE IT BY REFERENCE INTO SUCH FILING.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, positions and ages of our executive officers and directors as of March 24, 2009.

Name	Age	Title
David Grieger	47	Chief Executive Officer and Director
Duncan Troy	49	Director, Sendio Director
Richard N. Herring	70	Chief Technology Officer and Director
Richard G. Sellers	48	President, Chief Operating Officer and Director
Mark Weber	52	Director
Charles Hunt	55	Director
T. Ron Davis	60	Chief Marketing Officer
Philip Styles	54	Vice President of Manufacturing and Director of Sendio
Matthew DeVries	46	Chief Financial Officer

We currently have six directors on our Board of Directors. During 2008, Jeffrey Gannon also served on our Board of Directors; however, on February 25, 2009, subsequent to the end of the 2008 fiscal year, Mr. Gannon resigned as a director.  On January 27, 2009, subsequent to the end of the 2008 fiscal year, David Grieger, our Chief Executive Officer, was appointed as a director.  Our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers serve at the discretion of the board of directors. There are no arrangements or understandings among any of our directors or officers. There are no family relations among any of our directors or officers.

The principal occupations and brief summary of the background of each of our directors and executive officers during the past five years is as follows:

DAVID T. GRIEGER was appointed as Chief Executive Officer on December 31, 2008 and as a director on January 27, 2009.  Mr. Grieger was with Russell Investment Group from 1983 until 2008, where he was Chief Marketing Officer and the Managing Director of the Russell Indexes business unit from 2004 until 2008.  Russell’s global index family includes the Russell 2000, the standard for measuring US small capitalization companies. At Russell Indexes, Mr. Grieger extracted the business from a joint venture, selected the management team and designed the organizational structure and business strategy.  In addition, he launched two new product offerings, and led the international expansion of the business unit. Mr. Grieger was also the chairman of the Global Marketing Counsel. As Chief Marketing Officer, Mr. Grieger was responsible for establishing the direction and execution of marketing throughout Russell’s business around the world, and a member of the Global Product Review Committee and executive Management Committee.

Prior responsibilities included Managing Director of Business Development – US Institutions from 2001 to 2004 and Managing Director – Broker Dealer Services – US Individual Investors from 1993 to 2001.

DUNCAN TROY was elected to our board effective February 28, 2004, and has served as our Chairman of the Board from May 2004 to July, 2008. Mr. Troy was a former Telegen Advisory Board member and a current director of the following U.K. based companies, Private Equity III Limited (from September 1996 to date), an investment vehicle; The Vintage Wine Company Limited (from June 1982 to date), a wine broker; Lifescan Limited (from January 2003 to date), which offers a range of screening devices using CT technology for the early detection of disease, SMSLOTTOME LIMITED (from March 2004). Licensed in the UK by the Betting, Gaming and Lotteries Act, SMSLOTTOME LIMITED works globally with National Lotteries, Sports Bodies, Media and Gaming Companies to provide fixed odds and lottery numbers games by cell phone by providing the technology, hardware, software, website, technical support, maintenance and multilingual content management systems. Private Equity VIII Limited (from November 2003) an investment vehicle. During the past four years he has been actively involved with raising capital for development companies and is a citizen and resident of the United Kingdom.

RICHARD N. HERRING was elected to our board effective February 28, 2004, and has served as our Chief Executive Officer since May 2004 until December 31, 2008. Mr. Herring was a former Telegen Advisory Board member and has served as the Executive Director of Engineers Without Borders - USA (“EWB-USA”) from 2002 through 2005.  EWB-USA is a non-profit corporation which attempts to help disadvantaged communities improve their quality of life through implementation of environmentally and economically sustainable engineering projects.  From January 2001 to July 2002 he served as the CEO of 4C Corporation, a non-profit entity focused on church development.  From April 1998 to August 1999 Mr. Herring served as the CEO of Spectral Solutions, Inc., a company focused on cellular telephone enhancement products; Spectral Solutions, Inc. was acquired by ISCO INT’L and Mr. Herring served as the COO of ISCO INT’L from August 1999 to December 2000.  From January 1995 to December 1997 Mr. Herring served as the CEO of Earth Watch, Inc., a company focused on remote sensing technology. Prior to this, Mr. Herring worked at Ball Aerospace for 27 years in increasing levels of management including President of the Space Systems Division and being COO of five divisions of the group before spinning Digital Globe out as an independent company.

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

T. RON DAVIS has served as our Chief Marketing Officer since November 1, 2007.  Mr. Davis has been the founder and President of Intellect Marketing Group from 1993 to 2007 where he provided marketing consulting services to clients ranging from startup operations to Fortune 500 companies.  From 1988 to 1993, Mr. Davis served as the Director of Fortune 500 Marketing for Microsoft Corporation.

PHILIP STYLES has served as our Vice President of Manufacturing since September, 2007.  Mr. Styles has over 20 years experience in manufacturing operations. Mr. Styles worked for Sony Corporation for 14 years in various technical and managerial positions in production engineering and held several senior management positions in manufacturing, including a recent joint venture manufacturing operation between LG Electronics and Royal Philips Electronics.

MATTHEW DEVRIES is a consultant to us and has served as our Chief Financial Officer since October 17, 2006. Mr. DeVries has been a financial consultant since 2001, providing public and privately held corporations financial assistance and has coordinated audits and supervised the preparation and filing of public disclosure documents for corporations in his consulting practice. In 2000 and 2001, Mr. DeVries was a senior financial executive for a publicly traded Active Voice Corporation until its acquisition by Cisco Systems, Inc. Mr. DeVries served two different terms in 2001- 2002 and 2004 to 2006 as Executive Board Member and Treasurer of the Parent Cooperative Education Program, a non-profit corporation based in Edmonds, Washington.

Audit Committee Financial Expert

Our entire Board of Directors currently functions as the Audit Committee. We do not have an “audit committee financial expert” serving on the Board, but we intend to locate such expert during 2009.

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

We believe that our officers, directors, and 10% stockholders complied with their Section 16(a) filing obligations during the fiscal year ended December 31, 2008 with the following exceptions:

•	Jeffrey Gannon, a director did not file Forms 3 and 4 to report a grant of stock options; and

•	Mark Weber, a director did not file Forms 4 to report his purchases of shares in our Unit Offering and the gifting of certain stock; and

•	Charles Hunt, a director did not file Forms 4 to report a grant of options; and

•	Richard Herring, a director did not file Forms 4 on a timely basis to report his purchases of shares in our Unit Offering; and

•	Richard Sellers, a director did not file Forms 4 on a timely basis to report his purchases of shares in our Unit Offering.

Code of Ethics

We have not yet adopted a Code of Ethics applicable to our principal executive officer, principal financial and accounting officer or persons performing similar functions.  The Company intends to do so in fiscal 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended December 31, 2008 and 2007 by (a) all persons serving as principal executive officer during 2008, and (b) our two other most highly compensated executive officers whose total compensation exceeded $100,000 in fiscal 2008, as follows (collectively, the “Named Executive Officers”):

•	David Grieger, our Chief Executive Officer (principal executive officer);
•	Richard Herring, our former Chief Executive Officer (former principal executive officer) and current Chief Technology Officer;
•	Richard Sellers, our President and Chief Operating Officer; and
•	T. Ron Davis, our Chief Marketing Officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Grieger Chief Executive Officer,	2008	-	-	456,000	-	-	-	-	456,000
Principal Executive Officer (1)	2007	-	-	-	-	-	-	-	-
	2008	-	-	-	308,637	-	-	90,000	398,637
Richard Herring Chief Technology Officer (2)	2007	-	-	16,675	126,495	-	-	30,000	173,170
Richard Sellers	2008	-	-	-	258,957	-	-	163,500	422,457
President and Chief Operating Officer (3)	2007	-	-	103,500	121,188	-	-		224,688
	2008	-	-	-	234,622	-	-	166,280	400,902
T. Ron Davis Chief Marketing Officer (4)	2007	-	-	11,500	1,221	-	-	18,470	31,191

(1)
On December 31, 2008 we issued 400,000 shares of common stock valued at $456,000 based on the closing market price of $1.14 as of that date to Mr. Grieger upon his appointment as our Chief Executive Officer

(2)
On September 9, 2008 we issued options to purchase 350,000 shares of common stock, of which 310,625 vested, with 39,375 expiring unvested. The options have an exercise price of $1.00 per share and a market value of $308,637. All other compensation of $90,000 is comprised of $56,000 paid in cash. The remaining $36,000 was converted into 90,000 shares of common stock and a two-year warrant to purchase 45,000 shares of common stock at an exercise price of $0.60 per share pursuant to our Unit Offering. On November 16, 2007 we issued options to purchase 250,000 shares of common stock to Mr. Herring for service as a director at an exercise price of $0.38 per share and an estimated fair value of $94,650.  On December 17, 2007 we issued options to purchase 150,000 shares of common stock for service as our Principal Executive Officer at an exercise price of $0.23 per share and an estimated fair value of $31,845.  The exercise prices reflect the closing market prices on the respective grant dates.  The options vested on December 31, 2007 and have a ten year life from the date of issuance.  On December 17, 2007, we issued 72,500 shares of common stock valued at $16,675 based on the closing market price of $0.23 as of that date. The shares of common stock were fully-vested upon issuance.  All other compensation of $30,000 is comprised entirely of consulting fees paid in cash.

(3)
On September 9, 2008 we issued options to purchase 300,000 shares of common stock, of which 260,625 were vested as of December 31, 2008 with 39,375 expiring unvested. The options have an exercise price of $1.00 per share and a market value of $258,957. All other compensation of $163,500 is comprised of unpaid fees which were converted into 408,750 shares of common stock and a two-year warrant to purchase 204,375 shares of common stock at an exercise price of $0.60 per share pursuant to our Unit Offering. On November 16, 2007 we issued options to purchase 250,000 shares of common stock to Mr. Sellers for service as a director at an exercise price of $0.38 per share and an estimated fair value of $94,650.  On December 17, 2007 we issued options to purchase 125,000 shares of common stock for service as our President and Chief Operating Officer at an exercise price of $0.23 per share and an estimated fair value of $26,538.  The exercise prices reflect the closing market prices on the respective grant dates.  The options vested on December 31, 2007 and have a ten year life from the date of issuance.  On December 17, 2007, we issued 450,000 shares of common stock valued at $103,500 based on the closing market price of $0.23 as of that date. The shares of common stock were fully-vested upon issuance.

(4)
On September 9, 2008 we issued we issued options to purchase 225,000 shares of common stock, of which 205,313 were vested as of December 31, 2008, with 19,688 expiring unvested. The options have an exercise price of $1.00 per share and a market value of $203,999.    On December 17, 2007 we issued we issued options to purchase options to purchase 150,000 shares of common stock with an exercise price of $0.23 per share and a market value of $31,845, of which $30,624 vested in 2008 and $1,221 vested in 2007. On December 17, 2007 we issued 50,000 shares of common stock valued at $11,500 based on the closing market price of $0.23 as of that date.  All other compensation is comprised of fees paid in cash.

Narrative Disclosure to Summary Compensation Table

We have an employment agreement in place with our Chief Executive Officer, David Grieger.

The employment agreement specifies the payment of an annual salary of $240,000 beginning January 2, 2009 has an initial term of 2 years, unless terminated earlier in accordance with the agreement.  In addition, the Company granted to Mr. Grieger the following equity compensation:

•	400,000 shares of common stock, fully vested
•	a ten-year option to purchase 600,000 shares of Company common stock at an exercise price of $1.14 vesting in equal monthly amounts for one year from the date of grant, and
•	a ten-year option to purchase 1,000,000 shares of common stock at an exercise price of $1.14 per share vesting in equal monthly amounts beginning January 1, 2010 through December 31, 2010.

All of the grants above were made from the 2007 Stock Compensation Plan and pursuant to the Company’s standard form of stock option agreement.  Mr. Grieger is eligible for bonus compensation payable in options to purchase common stock in an amount equal to 100% of his base salary.

Mr. Grieger’s employment agreement calls for the payment of six months’ annual salary in the event Mr. Grieger is terminated other than for cause or within 90 days of a change of control, as defined in the Employment Agreement.  In addition, Mr Grieger is entitled to the standard benefits offered to our executives and vacation of 20 days per year.

None of the other Named Executive Officers have employment agreements.  Other than Mr. Grieger, the other Named Executive Officers are not employees of the company but are consultants.  Mr. Davis became an employee on January 1, 2009.

We did not pay salary or bonus to our Named Executive Officers in 2008 and we have compensated them solely through the grant of stock options, stock awards and consulting fees.

We do not have agreements with any of our other Named Executive Officers providing for payments, whether from resignation, retirement or other termination of employment, resulting from a change of control.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

David Grieger		1,600,000		$1.14	12/30/2018	—	—	—	—
Richard Herring	250,000	—	—	$0.38	11/15/2017	—	—	—	—
Richard Herring	150,000	—	—	$0.23	12/16/2017	—	—	—	—
Richard Herring	310,625	—	—	$1.00	9/8/2018	—	—	—	—
Richard Sellers	250,000	—	—	$0.38	11/15/2017	—	—	—	—
Richard Sellers	125,000	—	—	$0.23	12/16/2017	—	—	—	—
Richard Sellers	260,625	—	—	$1.00	9/8/2018	—	—	—	—
T. Ron Davis	150,000	—	—	$0.23	12/16/2012	—	—	—	—
T. Ron Davis	205,313	—	—	$1.00	9/8/2018	—	—	—	—
Philip Styles	—	—	—	—	—	—	—	30,000	$34,200
Matthew DeVries	50,000	—	—	$0.23	12/16/2012	—	—	—	—
Matthew DeVries	180,313	—	—	$1.00	9/8/2018	—	—	—	—

Compensation of Directors

The following table summarizes data concerning the compensation of our directors for the fiscal year ended December 31, 2008.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeffrey Gannon (1)	-	-	316,554	-	-	-	316,554

Duncan Troy (2)	-	-	149,040	-	-	-	149,040

Mark Weber (3)	-	-	149,040	-	-	12,100	161,140

Charles Hunt (4)	-	-	238,464	-	-	214,058	452,522

(1)
On February 25, 2009, subsequent to the end of the 2008 fiscal year, Mr. Gannon resigned as a director.  On July 24, 2008, we issued options to purchase 1,000,000 shares of common stock to Mr. Gannon for service as a director and as the chairman of our board at an exercise price of $0.49 per share and an estimated fair value of $446,900.  The exercise price reflects the market price on the date of issuance.  A total of 500,000 options vested on the date of issuance, with the remaining 500,000 vesting on the one year anniversary date of the option grant and have a ten year life from the date of issuance.  Upon his resignation in fiscal 2009, the 500,000 unvested options were forfeited.

(2)
On September 9, 2008 we issued options to purchase 150,000 shares of common stock to Mr. Troy for service as a director at an exercise price of $1.00 per share and an estimated fair value of $149,040.  The exercise price reflects the closing market prices on the date of issuance.  The options vested on grant and have a ten year life from the date of issuance.

(3)
On September 9, 2008 we issued options to purchase 150,000 shares of common stock to Mr. Weber for service as a director at an exercise price of $1.00 per share and an estimated fair value of $149,040.  The exercise price reflects the closing market prices on the date of issuance.  The options vested on grant and have a ten year life from the date of issuance.  All other compensation is comprised of unpaid fees and expenses of $12,100 which was converted into 30,250 shares of common stock and a two-year warrant to purchase 15,125 shares of common stock at an exercise price of $0.60 per share pursuant to our Unit Offering.

(4)
On September 9, 2008 we issued options to purchase 150,000 shares of common stock to Mr. Hunt for service as a director.  Also on September 9, 2008 we issued options to purchase 150,000 shares of common stock for technical consulting services provided, of which 90,000 vested at December 31, 2008, with 60,000 expiring unvested. The options have an exercise price of $1.00 per share, a market value of $238,464 and a ten year life from the date of issuance. All other compensation of $214,058 is comprised of consulting fees paid in cash for technical consulting related to the development of our product.

Narrative Disclosure to Director Compensation Table

The Board does not receive cash for service on the Board of Directors.  There are no standard arrangements for compensation for the directors.

All compensation for Directors Herring and Sellers has been previously disclosed in the “Summary Compensation Table,” above.

On January 27, 2009, subsequent to the end of the 2008 fiscal year, David Grieger, our Chief Executive Officer, was appointed as a director.  Mr. Grieger did not receive any compensation in 2008 for service as a director.  See “Summary Compensation Table” above for Mr. Grieger’s compensation as Chief Executive Officer.

On February 25, 2009, subsequent to the end of the 2008 fiscal year, Mr. Gannon resigned as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2009, based on information available to us by the following persons or groups:

•	each person who is known by us to own more than 5% of the outstanding common stock;
•	each of our directors;
•	the Named Executive Officers; and
•	all of our executive officers and directors, as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)		Percent of Class

Polymer Holdings, Ltd.	12,444,231		14.5%
Broomhill Road
Stonehaven, UK AB39 2NH
Richard G. Sellers	10,005,495	(2)	11.7%
CTP Products, B.V.	6,918,820	(3)	8.1%
Veendam, Stolberweg 197, 9641
The Netherlands
SAM Advisors, LLC	4,366,082		5.1%
111 Broadway, Suite 808
New York, NY 10006
David Grieger	3,581,929	(4)	4.2%
Duncan Troy	2,922,663	(5)	3.4%
Richard Herring	2,420,625	(6)	2.8%
Mark W. Weber	1,818,241	(7)	2.1%
Charles Hunt	1,165,000	(8)	1.4%
T. Ron Davis	545,113	(9)	*

All directors and officers as a group (9 persons)	23,139,379	(10)	27.0%

*	Less than one percent.

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

(2)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share, a fully-vested option to purchase 125,000 shares of common stock at an exercise price of $0.23 per share, a fully vested option to purchase 260,625 shares of common stock at an exercise price of $1.00 per share and a warrant to purchase 204,375 shares of common stock at an exercise price of $0.60 per share.

(3)	Includes warrants to purchase 272,540 shares of common stock at an exercise price of $0.60 per share.

(4)	Includes unvested options to purchase 1,600,000 shares of common stock at an exercise price of $1.14 per share.

(5)
Includes a fully-vested option to purchase 300,000 shares of common stock at an exercise price of $0.38 per share, a fully-vested option to purchase 150,000 shares of common stock at an exercise price of $1.00 per share and 933,334 shares of common stock held by Private Equity III Ltd., an investment entity of which Mr. Troy is the holder of 12.5% of the issued share capital and a Director.

(6)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share, a fully-vested option to purchase 150,000 shares of common stock at an exercise price of $0.23 per share, fully vested options to purchase 310,625 shares of common stock at an exercise price of $1.00 per share and a warrant to purchase 107,500 shares of common stock at an exercise price of $0.60 per share.

(7)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share, a fully vested option to purchase 150,000 shares of common stock at $1.00 per share, a warrant to purchase 15,125 shares of common stock at an exercise price of $0.60 per share and 157,866 shares of common stock held by Weber Marketing Group, Inc., a corporation wholly owned by Mr. Weber.

(8)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share, a fully-vested option to purchase 125,000 shares of common stock at an exercise price of $0.23 per share and fully vested options to purchase 240,000 shares of common stock at an exercise price of $1.00 per share.

(9)
Includes a fully-vested option to purchase 50,000 shares of common stock at an exercise price of $0.23 per share and fully vested options to purchase 180,313 shares of common stock at an exercise price of $1.00 per share.

(10)
Includes a fully-vested option to purchase 150,000 shares of common stock at an exercise price of $0.23 per share, fully vested options to purchase 205,313 shares of common stock at an exercise price of $1.00 per share and warrants to purchase 46,600 shares of common stock at an exercise price of $0.60 per share.

(11)	Consists of David Grieger, Duncan Troy, Richard Herring, Richard Sellers, Mark Weber, Charles Hunt, Matthew DeVries, T. Ron Davis and Philip Styles.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary description of all transactions during fiscal 2008, and any currently proposed transactions, between us and any of our related-parties.  All ongoing and any future related-party transactions have been and will be made or entered into on terms that are no less favorable to us than those that may be obtained from an unaffiliated third party.  In addition, any future related-party transactions must be approved by a majority of the disinterested members of our board of directors.  If a related person proposes to enter into such a transaction with us, such proposed transaction must be reported to us, preferably in advance.

Related Party Transactions

During the second quarter of 2008, Richard Sellers and Mark Weber purchased shares of our common stock on the same terms as third parties in a private placement as described in Note 9.

On September 9, 2008 Richard Sellers and Richard Herring converted a total of $199,500 of unpaid compensation into Units under our Unit Private Placement as described more fully in Note 9.

On November 15, 2008 Mark Weber, a member of our Board of Directors, converted a total of $12,100 of unpaid expenses into Units under our Unit Private Placement as described more fully in Note 9.

During fiscal 2008, we paid consulting fees to the following persons for their service to us as officers, directors or consultants:

●	We paid $54,000 in consulting fees to Richard Herring, our prior Chief Executive Officer and a member of our Board of Directors, for his service as Chief Executive Officer;
●	We paid $214,058 in consulting fees to Charles Hunt, a member of our Board of Directors, for research and development services provided to us;
●	We paid $166,280 in consulting fees to Intellect Marketing, Inc., a company wholly owned by Mr. Davis, our Chief Marketing Officer, for service as our Chief Marketing Officer; and
●	We paid $105,145 in consulting fees to Matthew DeVries, our Chief Financial Officer, for service as our Chief Financial Officer.

Except as otherwise disclosed herein, none of our directors, executive officers, greater than five percent stockholders, or any associate or affiliate thereof had any material interest, direct or indirect, in any transaction with us during the fiscal year ended December 31, 2008.

Director Independence

As of December 31, 2008, three members of our Board of Directors, Jeffrey Gannon, Mark Weber and Duncan Troy were “independent” within the meaning of the listing standards of The NASDAQ Stock Market.  Subsequent to the end of the 2008 fiscal year, Mr. Gannon resigned as a director and as of March 24, 2009, only Messrs. Weber and Troy are considered independent.

Our Board of Directors does not have a separate audit committee, but the entire Board performs the duties of the audit committee.  Directors David Grieger, Richard Herring, Richard Sellers and Charles Hunt do not qualify as independent directors within the meaning of the listing standards of The NASDAQ Stock Market.

We do not have a nominating committee of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Peterson Sullivan, LLP for Fiscal 2008 and 2007

The following is a summary of the aggregate fees billed to us by Peterson Sullivan LLP, our current independent registered public accounting firm, for the fiscal years ended December 31, 2008 and 2007:

	Fiscal 2008	Fiscal 2007
Audit Fees	$37,375	$38,752
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL Fees	$37,375	$38,752

Policy for Approval of Audit and Permitted Non-Audit Services

Our Board of Directors, which serves as our audit committee, reviews the scope and extent of all audit and non-audit services to be provided by the independent auditors, including any engagement letters, and reviews and pre-approves all fees to be charged for such services. During 2008 and 2007, our independent auditors did not provide any non-audit services to us.  The Board of Directors may establish additional or other procedures for the approval of audit and non-audit services that our independent auditors perform. In pre-approving services to be provided by the independent auditors, the Board of Directors considers whether such services are consistent with applicable rules regarding auditor independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1.           Financial Statements: The following consolidated financial statements, related notes and report of independent registered public accounting firm are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008:

2.           Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3.           Exhibits.

Exhibit No.		Description
3.1A	(1)	Amended and Restated Articles of Incorporation of Vu1 Corporation dated June 30, 2000
3.1B	(1)	Certificate of Amendment of Articles of Incorporation dated May 19, 2008
3.1C	(1)	Certificate of Amendment of Articles of Incorporation dated August 25, 2008
3.2A	(2)	Bylaws of Vu1 Corporation
3.2B	(3)	Certificate of Amendment of Bylaws effective August 6, 1997
10.1	(4)	Vu1 Corporation 2007 Stock Incentive Plan
10.2	(5)	Form of Vu1 Corporation Stock Option Agreement
10.3	(6)	Form of Common Stock Purchase Warrant for Unit offering in 2008
10.4	(7)	Lease Contract between Sendio s.r.o. and Milan Gottwald, dated May 28, 2008
10.5A	(8)	Purchase Agreement between Sendio s.r.o. and Milan Gottwald, dated November 25, 2008
10.5B	(9)	Business Agreement, as an annex to the Purchase Agreement, between Sendio, s.r.o and Milan Gottwald, dated March 3, 2009

10.6	(8)	Deed of Guarantee between Vu1 Corporation and Milan Gottwald, dated November 24, 2008
10.7	(10)	Executive Employment Agreement between Vu1 Corporation and David T. Grieger, dated December 31, 2008
21.1	**	List of Subsidiaries
31.1	**	Rule 13a-14(a)/15d-14(a) Certification of David Grieger
31.2	**	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries
32.1	**	Certification of David Grieger, CEO, and Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	**	Powerpoint Presentation dated March 30, 2009.

**	Filed herewith

(1)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on September 15, 2008.
(2)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-QSB as filed with the Commission on November 12, 1996.
(3)	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K filed on April 15, 1998.
(4)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-QSB as filed with the Commission on November 14, 2007.
(5)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on November 21, 2007.
(6)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on September 3, 2008.
(7)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on June 3, 2008.
(8)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on December 15, 2008.
(9)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on March 6, 2009.
(10)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on January 7, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VU1 CORPORATION

Date: March 31, 2009	By:	/s/	David T. Grieger
David T. Grieger Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ David T. Grieger	Chief Executive Officer and Director	March 31, 2009
David T. Grieger	( Principal Executive Officer )

/s/ Duncan Troy	Director	March 31, 2009
Duncan Troy

/s/ Richard N. Herring	Chief Technology Officer and Director	March 31, 2009
Richard N. Herring

/s/ Richard G. Sellers	Chief Operating Officer, President and Director	March 31, 2009
Richard G. Sellers

/s/ Matthew DeVries	Chief Financial Officer	March 31, 2009
Matthew DeVries	( Principal Financial Officer and Principal Accounting Officer )

/s/ Mark Weber	Director	March 31, 2009
Mark Weber

/s/ Charles Hunt	Director	March 31, 2009
Charles Hunt

VU1 CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vu1 Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Vu1 Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vu1 Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company incurred a net loss of $9,856,071, and it had negative cash flows from operations of $4,636,469 in 2008.  In addition, the Company had an accumulated deficit of $58,386,684 at December 31, 2008.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

March 28, 2009
Seattle, Washington

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2008	2007
ASSETS
Current assets
Cash	$2,486,609	$1,014,512
Tax refund receivable	32,672	505,826
Prepaid expenses	17,669	1,593,820

Total current assets	2,536,950	3,114,158

Non-current assets
Equipment, net of accumulated depreciation of $49,744 and $2,135, respectively	240,742	6,311
Construction in process	399,859	203,698
Deposit on building purchase	212,800	-

Total assets	$3,390,351	$3,324,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$412,534	$467,802
Accrued payroll	161,130	156,864
Loan payable, current portion	3,444	-
Capital lease obligation, current portion	4,465	-

Total current liabilities	581,573	624,666

Loan payable, net of current portion	6,557	-
Capital lease obligation, net of current portion	18,173	-

Total liabilities	606,303	624,666
Stockholders' equity
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 200,000,000 shares authorized; 85,691,892 and 64,663,517 shares issued and outstanding, respectively	61,165,545	51,177,740
Stock and warrant subscription receivable	(131,800)	-
Accumulated deficit	(58,386,684)	(48,530,613)
Accumulated other comprehensive income	136,987	52,374
Total stockholders' equity	2,784,048	2,699,501

Total liabilities and stockholders' equity	$3,390,351	$3,324,167

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Years ended December 31,
	2008	2007

Operating expenses
Research and development	$4,900,877	$1,879,822
General and administrative	4,374,390	1,367,031
Marketing	593,702	133,687
Total operating expenses	9,868,969	3,380,540

Loss from operations	(9,868,969)	(3,380,540)

Other income
Interest income	16,144	34,615
Interest expense	(3,246)	-
Gain from extinguishment of accounts payable	-	237,545

Total other income	12,898	272,160

Loss before provision for income taxes	(9,856,071)	(3,108,380)

Provision for income taxes	-	-

Net loss	$(9,856,071)	$(3,108,380)

Other comprehensive income:
Foreign currency translation adjustments	84,613	52,374

Comprehensive loss	$(9,771,458)	$(3,056,006)

Basic and diluted:
Loss per share	$(0.14)	$(0.06)
Weighted average shares outstanding	71,798,254	53,107,809

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

					Accumulated
					Other
	Common Stock		Subscription	Accumulated	Comprehensive
	Shares	Amount	Receivable	Deficit	Income	Total

Balance December 31, 2006	47,430,683	45,377,975	-	(45,422,233)	-	(44,258)
Issuances of common stock for:
Cash	9,333,334	2,625,000	-	-	-	2,625,000
Services	1,799,500	320,275	-	-	-	320,275
Prepayment of lease	6,100,000	2,275,354	-	-	-	2,275,354
Share-based compensation	-	579,136	-	-	-	579,136
Net loss	-	-	-	(3,108,380)	-	(3,108,380)
Foreign currency translation adjustments	-	-	-	-	52,374	52,374

Balance December 31, 2007	64,663,517	51,177,740	-	(48,530,613)	52,374	2,699,501
Issuances of common stock for:
Cash	7,100,128	2,130,039	-	-	-	2,130,039
Services	680,000	633,038	-	-	-	633,038
Issuances of units of common stock and warrants for:
Cash	11,776,667	4,705,567	-	-	-	4,705,567
Services	1,168,080	467,232	-	-	-	467,232
Subscription receivable	329,500	131,800	(131,800)	-	-	-
Issuance of warrant for services	-	41,621	-	-	-	41,621
Share-based compensation	-	1,878,508	-	-	-	1,878,508
Forfeited grants of common stock	(26,000)	-	-	-	-	-
Net loss	-	-	-	(9,856,071)	-	(9,856,071)
Foreign currency translation adjustments	-	-	-	-	84,613	84,613

Balance December 31, 2008	85,691,892	$61,165,545	$(131,800)	$(58,386,684)	$136,987	$2,784,048

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(9,856,071)	$(3,108,380)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	52,404	1,220
Issuance of common stock for services	633,038	320,275
Amortization of prepaid expenses arising from common stock issued for rent	1,678,739	761,973
Issuance of warrant for services	41,621	-
Issuance of units of stock and warrants for services	467,232	-
Share-based compensation	1,878,508	579,136
Gain on extinguishment of accounts payable	-	(237,545)

Changes in assets and liabilities:
Tax refund receivable	503,532	(494,236)
Prepaid expenses	3,083	(8,820)
Accounts payable	(50,317)	353,790
Accrued payroll	11,762	156,864
Net cash flows from operating activities	(4,636,469)	(1,675,723)

Cash flows from investing activities:
Purchases of equipment	(242,047)	(2,350)
Purchases of construction in process	(269,298)	(199,031)
Deposit on building purchase	(236,640)	-
Net cash flows from investing activities	(747,985)	(201,381)

Cash flows from financing activities:
Proceeds from sales of common stock	2,130,039	2,625,000
Proceeds from sales of units of common stock and warrants, net of subscription receivable	4,705,567	-
Proceeds from note payable	12,953	-
Payments on note payable	(1,832)	-
Payments on capital lease obligation	(2,325)	-
Net cash flows from financing activities	6,844,402	2,625,000

Effect of exchange rate changes on cash	12,149	(23,179)

Net change in cash and cash equivalents	1,472,097	724,717

Cash and cash equivalents, beginning of year	1,014,512	289,795

Cash and cash equivalents, end of year	$2,486,609	$1,014,512

Cash paid for interest	$3,246	$-

Supplemental disclosure of non-cash financing and investing activities
Capital lease obligation	$27,770	$-
Stock issued for prepayment of lease	-	2,275,354

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

All references in these consolidated financial statements to “we,” “us,” “our,” and the “Company” are to Vu1 Corporation, Sendio, s.r.o., our Czech subsidiary, and our inactive subsidiary Telisar Corporation unless otherwise noted or indicated by its context.

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

We have one inactive subsidiary, Telisar Corporation, a California corporation and majority-owned subsidiary. No minority interest is presented for the minority stockholders of Telisar due to its accumulated losses on a stand alone basis. During 2008, Telegen Display Corporation and Telegen Communications Corporation were dissolved on April 22, 2008 in the state of California. Telegen Display Laboratories, Inc. was dissolved on July 29, 2008.  The three dissolved subsidiaries have no operations for all periods presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Vu1 and all of its wholly-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (CZK).  The accounts of Sendio contained in the accompanying consolidated balance sheets as of December 31, 2008 and 2007 have been translated into United States dollars at the exchange rate prevailing as of those dates. Translation adjustments are included in “Accumulated Other Comprehensive Loss,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007 have been translated using the average exchange rates prevailing for the respective periods.  Sendio recorded an aggregate of $13,580 and $9,280 of foreign currency transaction gain as an offset to general and administrative expense in the accompanying statements of operations for the years ended December 31, 2008 and 2007, respectively.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2008 and 2007, we had cash of $1,986,609 and $914,512 respectively, in excess of federally insured limits in effect as of those dates.

Equipment

Equipment is comprised of equipment used in the testing and development of the manufacturing process of our light bulbs and is stated at cost. We provide for depreciation using the straight-line method over the estimated useful life of three to fifteen years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of equipment are reflected in the statements of operations.  Net book value of assets in the U.S. and Czech Republic at December 31, 2008 was $16,642 and $224,100, respectively.  All equipment at December 31, 2007 was in the U.S.

Construction in process

Construction in process is comprised of assets to be used in the operations in the Czech Republic not in service as of December 31, 2008 and 2007.  These assets, when placed in service will be reclassified to equipment and depreciated over their estimated useful lives.

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

We account for unrecognized tax benefits in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  See Note 10 for further discussion.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Management reviewed the assets during the fourth quarter of 2008 and determined no impairment was deemed necessary.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, tax refund receivable, accounts payable and accrued payroll approximate fair value due to the immediate or short-term maturities of these financial instruments.  The carrying amounts of the loan payable and capitalized lease obligation approximate fair value due to their interest rates approximating a market rate for Sendio.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable. We have not recognized any revenues in the accompanying financial statements.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the years ended December 31, 2008 and 2007, research and development expenses were comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel.  For the year ended December 31, 2008 and for the period from October 1, 2007 to December 31, 2007, research and development also included the relevant costs of the operations of Sendio.  Also included in research and development for the year ended December 31, 2008 and 2007 were non-cash stock compensation charges of $131,490 and $161,936, respectively for the issuance of shares of common stock and options to consultants and employees.

Share Based Payments

We account for share-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, share-based compensation expense reflects the fair value of share-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.  On October 26, 2007 our Board of Directors approved the Vu1 Corporation 2007 Stock Incentive Plan (“Stock Incentive Plan”).  A total of 10,000,000 shares of our common stock were authorized for issuance under the plan.  The Plan was approved by our stockholders on May 22, 2008.

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

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Years ended December 31,
	2008	2007

Warrants	6,522,374
Stock options	6,071,875	1,950,000
Unvested stock	190,750	407,000

Total potentially dilutive securities	12,784,999	2,357,000

Recently Issued Accounting Pronouncements

 Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FAS) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS No. 157 that were not postponed by FSP FAS No. 157-2 did not have an effect on our consolidated financial statements. We do not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We do not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on our financial statements.

In October 2008, the FASB issued FSP FAS 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 is not expected to have a material impact on our financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R),

Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 is not expected to have a material impact on our financial statements.

 NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States which contemplate our continuation as a going concern. During the year ended December 31, 2008, we incurred a net loss of $9,856,071 and we had negative cash flows from operations of $4,636,469. In addition, we had an accumulated deficit of $58,386,684 at December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Our attainment of profitable operations is dependent upon obtaining adequate debt and equity financing and achieving a level of sales adequate to support our cost structure. In addition, realization of a significant portion of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements and the success of our plans to sell our product. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We plan to raise additional equity or debt financing and continue to develop and market our product. If we are unsuccessful in raising additional capital, we may be forced to curtail or even cease our operations.

NOTE 4 – TAX REFUND RECEIVABLE

Tax refund receivable represents the 19% value added tax receivable from the government of the Czech Republic.  No allowance for doubtful accounts has been provided as we believe the amounts are fully collectible.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the second quarter of 2008, Richard Sellers and Mark Weber purchased shares of our common stock on the same terms as third parties in a private placement as described in Note 9.

On September 9, 2008 Richard Sellers and Richard Herring converted a total of $199,500 of unpaid compensation into Units under our Unit Private Placement as described more fully in Note 9.

On November 15, 2008 Mark Weber, a member of our Board of Directors, converted a total of $12,100 of unpaid expenses into Units under our Unit Private Placement as described more fully in Note 9.

On January 4, 2007, Mark Weber, a member of our Board of Directors, purchased 400,000 shares of common stock at a price of $0.125 per share for gross proceeds to us of $50,000.  The price was the same as that paid by third parties in the offering.

During the year ended December 31, 2007, we paid an aggregate of $35,340 to Weber Marketing, Inc. for certain marketing services provided to us.  Weber Marketing is 100% owned by Mark Weber, a member of our Board of Directors.

During the year ended December 31, 2007, Richard Sellers, an officer and a member of our Board of Directors, purchased 1,846,543 shares of common stock at a price of $0.30 per share for gross proceeds of $553,960 and 400,000 shares of common stock at a price of $0.125 per share for gross proceeds of $50,000 pursuant to private placements of our common stock.  The prices were the same as that paid by third parties in the offerings.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On May 28, 2008 Sendio entered into a lease contract for certain facilities located in the city of Olomouc in the Czech Republic (the “Current Lease”).  We intend to utilize the facilities to continue to develop manufacturing processes for manufacturing of our energy efficient, mercury free light bulbs.  The lease term is one year effective from July 1, 2008 and terminates on June 30, 2009.  The rent for the one year term is CZK 10,000,000 (approximately $624,000 USD), plus mandatory VAT.  The rent is payable monthly in the amount of CZK 301,655 (approximately $19,000 USD) for July 2008, CZK 376,655 (approximately $24,000 USD) for August 2008, and CZK 455,310 (approximately $28,000 USD) for each month from September 2008 through June 2009.  On May 29, 2008 Sendio paid a deposit of CZK 4,000,000 (approximately $250,000 USD) to the landlord.

The rent for July 1, 2008 to December 31, 2008 has been reduced by rents paid by the remaining tenants.  Sendio anticipates that the amount to be paid by existing tenants approximates CZK 2,268,000 (approximately $134,000 USD) from January 1 through June 30, 2009, but there can be no assurance that this will be the case. If the existing tenants vacate the space currently under lease, Sendio would be responsible for any monthly shortfall that exceeds 50,000 CZK per month subsequent to the tenant vacating the space.  Sendio is also responsible for certain improvements, insurance, utilities, maintenance and other costs as described in the Current Lease.

Effective December 9, 2008 Sendio entered into an agreement (the “Purchase Agreement”) to purchase the facilities in the Current Lease from the landlord. The purchase price for the Premises is CZK 179,000,000 (approximately $9.0 million USD) (the “Purchase Price”) and the closing date anticipated in the Purchase Agreement is July 1, 2009.  The deposit Sendio paid on May 29, 2008 under the Current Lease for CZK 4,000,000 was considered an advance on the Purchase Price. This amount has been recorded as a non-current asset as a deposit on building purchase in the accompanying balance sheet as of December 31, 2008. The remaining balance of the Purchase Price is payable by means of an escrow account, with payments to be made to the escrow account in individual installments as follows:

1.	CZK 11,000,000 by February 28, 2009;
2.	CZK 2,500,000 by April 30, 2009;
3.	CZK 3,000,000 by May 5, 2009; and
4.	CZK 158,500,000 by June 30, 2009

Also effective December 9, 2008, as additional inducement for the landlord to enter into the Purchase Agreement, Vu1 entered into a Deed of Guarantee with the landlord under which it guaranteed up to CZK 13,500,000 (approximately $675,000) of payments by Sendio under the Purchase Agreement.  The guarantee expires upon full payment by Sendio of those payments scheduled under the Purchase Agreement through April 30, 2009 (i.e. those payments listed in 1-2 above).  On March 3, 2009 we amended the payment terms under the Purchase Agreement.  See Note 12.

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

We issued 6,100,000 shares of common stock in 2007 as payment in full of all amounts owing for rent under the Prior Lease through June 30, 2008.  The shares were valued at $2,275,354, representing the amount of the rent liability as of the date of the lease and initially recorded in 2007 as a prepaid expense. The value of the shares was recorded as rent expense over the term of the lease.

In addition, we lease space for our corporate headquarters on a month to month basis.

Total rent expense was $1,980,227 and $839,185 for the years ended December 31, 2008 and 2007, respectively.

Effective April 29, 2008, we entered into a six-month non-exclusive Financial Advisory and Investment Banking Agreement with an investment banker.  Under the terms of the agreement, we issued 250,000 shares of common stock valued at $85,000 or $0.34 per share based on the closing market price of our common stock on the date of issuance. This amount was recorded as general and administrative expenses on the date of issuance.  For investors introduced to us by the investment banker and who participate in a private placement with us, we were required to pay to the investment banker a cash fee equal to 10% of the gross proceeds we receive from such investors and a two year warrant to purchase our common stock equal to 20% of the shares issued to such investors.  No proceeds were received under this agreement and it terminated with no further liability to us.

NOTE 7 – LOAN PAYABLE

On May 15, 2008 Sendio entered into a three-year note payable for the purchase of a vehicle.  The note bears interest at a rate of 24.5% and is payable in 36 equal monthly installments of principal and interest of approximately $575 plus mandatory VAT and insurance.  The note is secured by the vehicle.

NOTE 8 – CAPITAL LEASE OBLIGATION

On May 30, 2008 Sendio entered into a five-year lease agreement for the purchase of certain equipment.  The capital lease obligation bears interest at a rate of 7.7% and requires payments of principal and interest of approximately $630 plus mandatory VAT and insurance over the 60-month term of the lease. The assets acquired under the capital lease obligation are being depreciated over the five-year term of the lease.

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

On September 10, 2008, we filed an amendment to our Amended and Restated Articles of Incorporation with the State of California Secretary of State to increase the number of authorized shares of our no par value common stock from 100,000,000 to 200,000,000. At December 31, 2008 and 2007, we had 85,691,892 and 64,663,517 shares of common stock outstanding, respectively. Our Amended and Restated Articles of Incorporation allows us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine.  No preferred shares are currently issued and outstanding.

Common Stock Issuances

During the year ended December 31, 2008, we completed the following:

•
In the first six months of 2008, we sold an aggregate of 7,100,128 shares of common stock at a price of $0.30 per share for net proceeds of $2,130,039 in our Stock Private Placement, including $75,000 from Mark Weber, a member of our Board of Directors and $150,000 from Richard Sellers, an officer and a member of our Board of Directors.

•
On April 29, 2008 we issued 250,000 shares of common stock valued at $85,000 or $0.34 per share based on the closing market price of our common stock on the date of issuance pursuant to the Financial Advisory and Investment Banking Agreement discussed in Note 6.

•
From August 27, 2008 to November 15, 2008 we sold 5,888,334 Units at a subscription price of $0.80 per Unit for net proceeds of $4,705,567 in our Unit Private Placement.  Each Unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.60 per share.  A total of 11,776,667 shares of common stock and two-year warrants to purchase 5,888,334 shares of common stock were issued.  The net proceeds were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The allocated fair value of the warrants was $1,357,941 and the balance of the proceeds of $3,347,626 was allocated to the common stock.

•
On September 9, 2008 the Board of Directors approved the conversion of $211,600 of unpaid compensation and expenses due to our officers and directors into Units in our private placement on the same terms as third party investors, at a rate of $0.80 per Unit.  Mr. Sellers, our President and Chief Operating Officer, converted $163,500 into 204,375 Units and we issued 408,750 shares of common stock and a two-year warrant to purchase 204,375 shares of common stock.  Mr. Herring, our Chief Executive Officer, converted $36,000 into 45,000 Units and we issued 90,000 shares of common stock and a two-year warrant to purchase 45,000 shares of common stock.  Mark Weber, a director converted $12,100 of unpaid expenses into 15,125 Units and we issued 30,250 shares of common stock and a two-year warrant to purchase 15,125 shares of common stock. In addition, unpaid amounts due to two vendors totalling $255,632 were converted into 319,540 units and we issued 639,080 shares of common stock and a two-year warrant to purchase 319,540 shares of common stock. The total amount converted of $467,232 was allocated based on the relative fair values of the common stock and the warrants on the date of issuance.  The allocated fair value of the warrants was $134,888 and the balance of $332,344 was allocated to the common stock.

The fair value of the warrants issued in our Unit Private Placement was calculated using the Black-Scholes Option Pricing Model with the following assumptions:

Closing market price of common stock	$1.00 to $1.40
Estimated volatility	144.5% to 168.7%
Risk free interest rate	1.45% to 2.31%
Expected dividend rate	-
Expected life	2 years

During the year ended December 31, 2007, we completed the following:

•
From January to March, 2007 we sold an aggregate of 1,000,000 shares of common stock to a group of three investors at a price of $0.125 per share for gross proceeds of $125,000.  The price was the same as that paid by third parties in the offering.

•
From June to September, 2007 we sold an aggregate of 8,333,334 shares of common stock to a group of twenty accredited investors at a purchase price of $0.30 per share for gross proceeds of $2,500,000 in a private placement.

•	On November 1, 2007 we issued 6,100,000 shares to CTP Products B.V. valued at $2,275,354 representing the amount of the rent liability under the Premises lease as described in Note 6.

Warrant Issuance

On November 1, 2008 we issued a two year warrant to purchase 50,000 shares of common stock at an exercise price of $1.15 per share to a vendor for services.  The estimated fair value of $41,621 was recorded as general and administrative expense on the date of issuance and was calculated using the Black Scholes option pricing model with the assumptions for volatility of 152.8%, risk free interest rate of 1.45% and a two year life.

Stock and Stock Options Issued Pursuant to the 2007 Stock Incentive Plan

On October 26, 2007 our Board of Directors approved our 2007 Stock Incentive Plan.  A total of 10,000,000 shares of our common stock were authorized for issuance under the plan. The Stock Incentive Plan allows us to grant stock or stock option awards to our employees, directors, officers, consultants, agents, advisors and independent contractors and subsidiaries, for up to an aggregate of 10,000,000 shares of  common stock.  The Stock Incentive Plan is administered by our Board of Directors and Compensation Committee, who can determine the size and type of award granted, purchase price, vesting schedule and expiration date of any stock or options grant.  All grants of shares and the shares underlying options are for restricted common stock.

A summary of activity related to grants of common stock under the 2007 Stock Incentive Plan as of December 31, 2008 is presented below.

	Number of Shares	Grant date fair value
Outstanding, January 1, 2007	-	-
Granted	1,799,500	$0.23
Outstanding, December 31, 2007	1,799,500	$0.23
Granted	430,000	$1.00 to $1.14
Forfeited	(26,000)	$0.23

Outstanding, December 31, 2008	2,203,500	$0.23 to $1.14

Vested, December 31, 2008	2,012,750	$0.23 to $1.14
.
A summary of the status of our nonvested stock grants as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below.

Nonvested Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	407,500	$0.23
Granted	430,000	1.13
Forfeited	(26,000)	0.23
Vested	(620,750)	0.85
Nonvested at December 31, 2008	190,750	$0.23

We recognized compensation expense related to the vested portion of these share grants with a fair value of $548,038 and $320,275 for the years ended December 31, 2008 and 2007, respectively. These amounts were recognized as research and development expense, general and administrative expense or marketing expense based on the specific recipient of the award for the year ended December 31, 2008 and 2007, respectively.  As of December 31, 2008 a total of 190,750 shares of common stock with a fair value of $25,592 are unvested.  The cost is expected to be recognized over a weighted average period of 0.8 years. All grants were valued at the closing market price of our common stock as of the date of grant.

A summary of activity related to stock options under the 2007 Stock Incentive Plan as of December 31, 2008 is presented below.

	Number of Shares	Exercise price range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2007	-	-	-		-
Granted	1,950,000	$0.23 to $0.38	$0.33
Outstanding, January 1, 2008	1,950,000	$0.23 to $0.38	$0.33		-
Granted	4,300,000	$0.49 to $1.14	$0.93		-
Forfeited	(178,125)	$1.00	$1.00

Outstanding, December 31, 2008	6,071,875	$0.23 to $1.14	$0.74	9.3	$2,442,563

Exercisable, December 31, 2008	3,971,875	$0.23 to $1.00	$0.61	8.9	$2,117,563

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of our common stock as reflected on the OTC Bulletin Board.

The range of exercise prices for options outstanding and options exercisable under the 2007 Stock Incentive Plan at December 31, 2008 are as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life of Options Outstanding (in years)	Options Outstanding		Options Exerciseable
		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.23- $0.49	8.7	2,950,000	$0.38	2,450,000	$0.36

$1.00 - $1.14	9.8	3,121,875	$1.07	1,521,875	$1.00

A summary of the status of our nonvested options as of December 31, 2008 and changes during the year ended December 31, 2007 is presented below.

Nonvested options	Number of Shares Underlying Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	240,789	$0.23
Granted	4,300,000	0.93
Forfeited or expired	(178,125)	1.00
Vested	(2,262,664)	0.81
Nonvested at December 31, 2008	2,100,000	$0.99

We recognized compensation expense of $1,878,508 and $579,136 related to the vested portion of these options based on their estimated grant date fair value as research and development expense, general and administrative expense or marketing expense based on the specific recipient of the award for the years ended December 31, 2008 and 2007, respectively.  The estimated fair value of the options on the date of grant was calculated using the Black Scholes option pricing model and the following assumptions.

	Years ended December 31,
	2008	2007
Closing market price of common stock	$0.49 to $1.14	$0.23 - $0.38
Estimated volatility	101.7% to 168.7%	154% - 180%
Risk free interest rate	2.25% to 4.03%	4.15%
Expected dividend rate	-	-
Expected life	5-10 years	5 - 10 years

As of December 31, 2008 there was a total of $1,842,986 of unrecognized compensation expense related to the nonvested options which is expected to be recognized over a weighted average period of 1 year.

As of December 31, 2008 the 2007 Stock Incentive Plan has 1,724,625 shares available for future grants of stock or options.

NOTE 10 - INCOME TAXES

 The net deferred tax asset is comprised of the following:

	December 31,
	2008	2007
Net operating loss carryforwards	$17,663,738	$15,768,279
Share-based compensation	849,750	294,735
Other	(19,864)	(25,275)
Valuation allowance	(18,493,624)	(16,037,739)
Deferred Income Tax Asset	$-	$-

Loss before income taxes is comprised of:

	For the Years Ended December 31,
	2008	2007
US Operations	$4,416,458	$1,727,820
Czech Republic Operations	5,439,613	1,380,580
	$9,856,071	$3,108,400

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2008 and 2007 as follows:

	For the Years Ended December 31,
	2008	2007

Net loss	$9,856,071	$3,108,400

Tax at federal statutory rate (34%)	$(3,351,064)	$(1,056,849)
Effect of lower foreign tax rate	815,942	207,084
Permanent differences	79,237	3,703
Change in valuation allowance	2,455,885	846,062
Provision for Income Taxes	$-	$-

As of December 31, 2008, we had net operating loss carryforwards for U.S. and Czech Republic federal income tax reporting purposes which if unused, will expire in the following years:

	US	Czech Republic
Year	Amount	Amount
2012	$-	$1,387,425
2013		5,296,591
2018	27,080,269	-
2019	1,745,867	-
2020	6,137,725	-
2021	5,251,175	-
2022	1,751,322	-
2023	1,729,930	-
2024	328,048	-
2025	191,893	-
2026	465,173	-
2027	760,272	-
2028	2,775,311
	$48,216,985	$6,684,016

The utilization of U.S. net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382. The fiscal years 2005 to 2008 remain open to examination to U.S. Federal authorities and other jurisdictions in the U.S. where we operate. Sendio has paid no income taxes since its inception and its fiscal years for 2007 and 2008 remain open to examination by Czech tax authorities.

NOTE 11 – GAIN FROM EXTINGUISHMENT OF ACCOUNTS PAYABLE

In 2007, we recorded a gain from the extinguishment of certain accounts payable at less than their recorded value due to the expiration of the statute of limitations in the jurisdictions in which these liabilities were incurred.

NOTE 12 - SUBSEQUENT EVENTS

On January 2, 2009 we made the following grants to an employee under the 2007 Stock Compensation Plan based on the closing market price as of that date of $1.10 per share:

•	We issued 100,000 shares of common stock valued at $110,000. The shares will vest based upon the achievement of certain performance milestones.

•
We granted five-year options to purchase 150,000 shares of common stock valued at $132,707 which was calculated using the Black Scholes method and the following assumptions: volatility of 113.6%, risk free interest rate of 1.72% and an estimated life of five years.

On January 27, 2009 we issued a two-year warrant to a vendor to purchase 25,000 shares of common stock at an exercise price of $1.00 per share based on the closing market price as of that date.  The warrants vest monthly over the period of service from January to May, 2009.  The value of the warrants of $15,876 was calculated using the Black Scholes method and the following assumptions: volatility of 127.3%, risk free interest rate of 0.87% and an estimated life of two years.

On March 17, 2009 we issued a three-year warrant to a vendor to purchase 150,000 shares of common stock at an exercise price of $0.75 per share based on the closing market price as of that date.  A total of 75,000 warrants vest over the one year life of the agreement, with the remaining warrants vesting upon the achievement of certain performance milestones. The value of the warrants of $79,163 was calculated using the Black Scholes method and the following assumptions: volatility of 119.0%, risk free interest rate of 1.45% and an estimated life of three years.

Subsequent to December 31, 2008 we collected net proceeds of $131,800 pursuant to subscription agreements for 164,750 Units under our Unit Offering as discussed in Note 9.  A total of 329,500 shares of common stock and two-year warrants to purchase 164,750 shares of common stock at an exercise price of $0.60 per share were issued.

As discussed in Note 6 on March 3, 2009 Sendio and the landlord of the building premises in the Czech Republic amended the Purchase Agreement revising the payment terms under the Purchase Agreement.  Under the amendment, Sendio paid CZK 1,000,000 (approximately US$45,000) into the escrow account on March 10, 2009.  The balance of the escrow payment due on February 28 and the escrow payments due on April 30 and May 5, 2009, totaling CZK 15,500,000 have been deferred until May 16, 2009.

In March, 2009 we signed an exclusive investment banking agreement with an investment banker to assist us with our fundraising efforts.  During the term of the agreement, upon the closing of a transaction, we will pay the investment bank financing fees ranging from 5% to 7% of the value of the transaction as defined in the agreement.  In addition, upon the closing of any sale of equity securities, we will be required to issue the investment bank warrants to purchase our common stock ranging from 2% to 4% of the amount raised on terms equal to the offering price or on terms equal to those sold to investors.  In addition, the investment bank will be entitled to a fee of 3.5% of any gross proceeds raised by us under certain circumstances as defined in the agreement.