Form 10-Q
period 2009-03-31
Vu1 CORP
filed 2009-05-20
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                     Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                         Accelerated filer ☐
Non-accelerated filer ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

On May 19, 2009 there were 85,791,892 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page Number
PART I Financial Information

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of March 31, 2009 and December 31, 2008	1
Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2009 and 2008	2
Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	3
Notes to Condensed Consolidated Financial Statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 4T. Controls and Procedures	12

PART II Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
ITEM 6. Exhibits	13

Signatures	14

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

For additional factors that can affect these forward-looking statements, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2008.  The forward-looking statements contained in this Report speak only as of the date hereof.  We caution readers not to place undue reliance on any such forward-looking statements.  We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	MARCH 31,	DECEMBER 31,
	2009	2008
ASSETS
Current assets
Cash	$989,260	$2,486,609
Tax refund receivable	25,736	32,672
Prepaid expenses	22,661	17,669

Total current assets	1,037,657	2,536,950

Non-current assets
Equipment, net of accumulated depreciation of $66,960 and $49,744, respectively	241,428	240,742
Construction in process	349,488	399,859
Deposit on building purchase	239,550	212,800

Total assets	$1,868,123	$3,390,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$452,017	$412,534
Accrued payroll	144,398	161,130
Loan payable, current portion	3,293	3,444
Capital lease obligation, current portion	4,099	4,465

Total current liabilities	603,807	581,573

Loan payable, net of current portion	5,000	6,557
Capital lease obligation, net of current portion	15,361	18,173

Total liabilities	624,168	606,303
Stockholders' equity
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 200,000,000 shares authorized; 85,791,892 and 85,691,892 shares issued and outstanding, respectively	61,270,543	61,165,545
Stock and warrant subscription receivable	-	(131,800)
Accumulated deficit	(60,075,813)	(58,386,684)
Accumulated other comprehensive income	49,225	136,987
Total stockholders' equity	1,243,955	2,784,048

Total liabilities and stockholders' equity	$1,868,123	$3,390,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,
	2009	2008

Operating expenses
Research and development	$835,723	$1,556,432
General and administrative	749,684	486,156
Marketing	104,956	56,850
Total operating expenses	1,690,363	2,099,438

Loss from operations	(1,690,363)	(2,099,438)

Other income
Interest income	2,192	4,463
Interest expense	(958)	-

Total other income	1,234	4,463

Loss before provision for income taxes	(1,689,129)	(2,094,975)

Provision for income taxes	-	-

Net loss	$(1,689,129)	$(2,094,975)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(87,762)	182,317

Comprehensive loss	$(1,776,891)	$(1,912,658)

Basic and diluted:
Loss per share	$(0.02)	$(0.03)
Weighted average shares outstanding	85,501,142	64,311,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:

Net loss	$(1,689,129)	$(2,094,975)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	21,337	4,112
Issuance of warrant for services	12,698	-
Share-based compensation	92,300	29,756
Changes in assets and liabilities:
Tax refund receivable	3,662	507,399
Prepaid expenses	(6,352)	765,581
Accounts payable	53,563	54,893
Accrued payroll	(705)	16,567
Net cash flows from operating activities	(1,512,626)	(716,667)

Cash flows from investing activities:
Purchases of equipment and construction in process	(33,604)	(44,039)
Deposit on building purchase	(47,590)	-
Net cash flows from investing activities	(81,194)	(44,039)

Cash flows from financing activities:
Proceeds from subscription receivable for units of common stock and warrants	131,800	-
Payments on note payable	(708)	-
Payments on capital lease obligation	(996)	-
Proceeds from sales of common stock	-	425,000
Net cash flows from financing activities	130,096	425,000

Effect of exchange rate changes on cash	(33,625)	17,449

Net change in cash and cash equivalents	(1,497,349)	(318,257)

Cash and cash equivalents, beginning of year	2,486,609	1,014,512

Cash and cash equivalents, end of year	$989,260	$696,255

Cash paid for interest	$959	$-

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

We have one inactive subsidiary, Telisar Corporation, a California corporation and majority-owned subsidiary. No minority interest is presented for the minority stockholders of Telisar due to its accumulated losses on a stand alone basis

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2008 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended March 31, 2009 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of Vu1 and all of our wholly owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (“CZK”).  The accounts of Sendio contained in the accompanying condensed consolidated balance sheets have been translated into United States dollars at the exchange rate prevailing during the periods presented. Translation adjustments are included in “Accumulated Other Comprehensive Income,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 have been translated using the average exchange rates for the period.  Sendio recorded an aggregate loss of $2,674 and gain of $9,797 from foreign currency transactions as general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008, respectively.

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

Cash and Cash Equivalents

Cash is comprised of deposits with a bank. For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents.  At March 31, 2009 and December 31, 2008, we had cash of $489,260 and $1,986,609, respectively, in excess of federally insured limits.

Equipment

Equipment is comprised primarily of equipment used in the testing and development of the manufacturing process of our light bulbs and is stated at cost. We provide for depreciation using the straight-line method over the estimated useful life of three to fifteen years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of equipment are reflected in the statements of operations.

Construction in process

Construction in process is comprised of assets to be used in our operations in the Czech Republic not in service as of March 31, 2009 and December 31, 2008.  These assets, when placed in service will be reclassified to Property and Equipment and depreciated over their estimated useful lives.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three months ended March 31, 2009 and 2008, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio.

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

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three Months Ended March 31,
	2009	2008

Warrants	6,862,124	-
Stock options	5,721,875	1,950,000
Unvested stock	290,750	407,000

Total potentially dilutive securities	12,874,749	2,357,000

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that are anticipated to have a material effect on our condensed consolidated financial statements when implemented.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the three months ended March 31, 2009, we had no revenues, incurred a net loss of $1,689,129 and had negative cash flows from operations of $1,512,626. In addition, we had an accumulated deficit of $60,075,813 at March 31, 2009.

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

Our efforts to raise additional funds will continue during fiscal 2009 to fund our planned operations and research and development activities, through one or more debt or equity financings.  We have engaged an investment banker to assist us in our fundraising efforts. If management is unsuccessful in raising additional capital, we may be forced to severely curtail or cease all of our activities and operations.

NOTE 4 – TAX REFUND RECEIVABLE

Tax refund receivable represents the 19% value added tax receivable from the government of the Czech Republic.  No allowance for doubtful accounts has been provided as we believe the amounts are fully collectible.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On May 28, 2008 Sendio entered into a lease contract for certain facilities located in the city of Olomouc in the Czech Republic (the “Current Lease”).  We intend to utilize the facilities to continue our assessment of the feasibility of manufacturing of our energy efficient, mercury free line of light bulbs.  The lease term is one year effective from July 1, 2008 and terminates on June 30, 2009.  The rent for the one year term is CZK 10,000,000, plus mandatory VAT.  The rent is payable monthly in the amount of CZK 455,310 for each month from January through June, 2009.  On May 29, 2008 Sendio paid a deposit of CZK 4,000,000 to the landlord.

Certain portions of the leased premises are currently being leased by other tenants, and the rent may be reduced by the rents paid by existing tenants. If the existing tenants vacate the space currently under lease, Sendio would be responsible for any monthly shortfall that exceeds 50,000 CZK per month subsequent to the tenant vacating the space.  Sendio is also responsible for certain improvements, insurance, utilities, maintenance and other costs as described in the Current Lease.

Effective December 9, 2008 Sendio entered into an agreement (the “Purchase Agreement”) to purchase the facilities in the Current Lease from the landlord. The purchase price for the Premises is CZK 179,000,000 (the “Purchase Price”) and the scheduled closing date for ownership transfer anticipated in the Purchase Agreement is July 1, 2009.  The deposit Sendio paid on May 29, 2008 under the Current Lease for CZK 4,000,000 was considered an advance on the Purchase Price. This amount has been recorded as a non-current asset as a deposit on building purchase in the accompanying balance sheets as of March 31, 2009 and December 31, 2008. The remaining balance of the Purchase Price is payable by means of an escrow account, with payments originally scheduled to be made to the escrow account in individual installments as follows:

1.	CZK 11,000,000 by February 28, 2009;
2.	CZK 2,500,000 by April 30, 2009;
3.	CZK 3,000,000 by May 5, 2009; and
4.	CZK 158,500,000 by June 30, 2009

Sendio did not make the first payment of CZK 11,000,000 due on February 28 and, on March 3, 2009 Sendio and the landlord of the building premises in the Czech Republic amended the payment terms under the Purchase Agreement.  Under the amendment, Sendio paid CZK 1,000,000 into the escrow account on March 10, 2009.  The balance of the escrow payment due on February 28 and the escrow payments due on April 30 and May 5, 2009, totaling CZK 15,500,000 have been deferred until May 16, 2009.   See Note 9.

Also effective December 9, 2008, as additional inducement for the landlord to enter into the Purchase Agreement, Vu1 entered into a Deed of Guarantee with the landlord under which it guaranteed up to CZK 13,500,000 of payments by Sendio under the Purchase Agreement.  The guarantee expires upon full payment by Sendio of those payments scheduled under the Purchase Agreement through April 30, 2009 (i.e. those payments listed in 1-2 above).

In February, 2009 we entered into a five month lease for our current office space in Seattle, Washington.  Monthly rent is $1,530.  Upon the conclusion of the lease term on May 31, 2009 the lease becomes month to month.

Total rent expense was $68,781 and $902,925 for the three months ended March 31, 2009 and 2008, respectively.

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

Preferred Stock

Our Amended and Restated Articles of Incorporation allows us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine.  No preferred shares are currently issued and outstanding.

Subscription Receivable

During January and February, 2009 we collected net proceeds of $131,800 pursuant to subscription agreements for 164,750 Units under our Unit Offering.  Each Unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.60 per share. A total of 329,500 shares of common stock and two-year warrants to purchase 164,750 shares of common stock at an exercise price of $0.60 per share were issued.

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

For the three months ended March 31, 2009 and 2008 we recognized $92,300 and $29,756, respectively, as share-based compensation related to the vesting of outstanding grants of stock and stock options.  A total of 500,000 unvested stock options were forfeited during the three months ended March 31, 2009. No awards were exercised during the three months ended March 31, 2009.

Warrants

On January 27, 2009 we issued a two-year warrant to a vendor to purchase 25,000 shares of common stock at an exercise price of $1.00 per share based on the closing market price as of that date.  The warrants vest monthly over the period of service from January to May, 2009.  The value of the warrants of $15,876 was calculated using the Black Scholes method and the following assumptions: volatility of 127.3%, risk free interest rate of 0.87% and an estimated life of two years.  A total of $9,526 was recognized as an expense relating to the vested portion of this warrant.

On March 17, 2009 we issued a three-year warrant to a vendor to purchase 150,000 shares of common stock at an exercise price of $0.75 per share based on the closing market price as of that date.  A total of 75,000 warrants vest over the one year life of the agreement, with the remaining warrants vesting upon the achievement of certain performance milestones.  The performance milestones were not achieved during the three months ended March 31, 2009. The value of the warrants of $79,163 was calculated using the Black Scholes method and the following assumptions: volatility of 119.0%, risk free interest rate of 1.45% and an estimated life of three years. A total of $3,172 was recognized as an expense relating to the vested portion of this warrant.

NOTE 9 – SUBSEQUENT EVENTS

On May 5, 2009 we entered into an engagement letter with a vendor pursuant to which we issued 75,000 shares of common stock valued at $71,250 based on the closing market price as of that date of $0.95 per share.  In addition, the engagement letter specifies the issuance of an additional 75,000 shares of common stock upon the achievement of certain performance goals.

We did not make the payment under the Purchase Agreement totaling CZK 15,500,000 (approximately $790,000) which was due on May 16, 2009 as discussed in Note 5.  The Company is in negotiations with the seller to revise the terms of the Purchase Agreement.  We can give no assurances that these negotiations will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

Overview

We are focused on developing, manufacturing and selling a line of mercury free, energy efficient light bulbs based on our proprietary light-emitting technology.  For the past several years, we have primarily focused our efforts on research and development efforts for our ESL technology. In 2007 we formed Sendio s.r.o. (“Sendio”) in the Czech Republic as a wholly owned subsidiary for continued development of the bulb, and to design the manufacturing processes required for commercialization and manufacturing.  We have continued our development work on the technology and have initiated the design and implementation of the processes required to manufacture the bulb. Our efforts are presently focused on our initial planned product, the R30 sized light bulb. We anticipate that the development efforts will continue in 2009.  The continuation of our development efforts is dependant upon our ability to raise additional capital.  The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. We have no commercial products and no revenues.

Unless we obtain financing by June 2009, we expect that we will need to cease operations indefinitely, or at least until we can raise sufficient financing.  During April and May, 2009 we curtailed operations in an effort to conserve cash and our development activities were significantly reduced.  Our cash and cash equivalents as of March 31, 2009 are not sufficient to support our planned operations through June 2009, even at reduced levels.  See “Liquidity and Capital Resources” below.

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

Plan of Operations

We will need to raise additional capital through debt or equity financings in 2009 to support our operations.

Our efforts are presently focused on our initial planned product, the R30 sized light bulb. We hope to continue our development efforts during 2009; however, the continuation of these efforts depends upon our ability to secure additional financing. We curtailed operations in April and May 2009, which indefinitely delayed some of our planned development expenditures, including our plan to submit our bulb for third-party testing during the second quarter of 2009.  We are unable to predict whether and when we will be able to resume our development or commercialization efforts as planned.  The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. We have no commercial products and no revenues.  If we are able to secure financing, we expect to continue to make significant expenditures developing our planned product and the related manufacturing processes in fiscal 2009. Our future success and operating results will depend in large part on the results of these efforts.

We have entered into an agreement to purchase the facility presently leased by Sendio in the Czech Republic. We are using this facility to develop our ESL technology and manufacturing processes. In March, 2009 we executed an amendment to the Purchase Agreement for the facilities in the Czech Republic, postponing the payment that was due until May, 2009 as discussed in Notes 5 and 10 of our condensed consolidated financial statements.  We will need additional funding to complete the purchase of this building.  We are presently in negotiations with the seller and landlord of the building, but there can be no assurances that these negotiations will be successful.  If we are not successful with these negotiations, our lease will expire on June 30, 2009.  This will have a material adverse effect on our operations.

Sendio had 52 engineering, technical and administrative employees at March 31, 2009 and the US Operations had three employees.  During May, 2009 approximately 50% of the Sendio employees were given a furlough in accordance with Czech law which allows us to reduce their salaries by 40%. The remaining 50% have agreed to a deferral of between 40% and 50% of their salaries.   In addition, our Chief Executive Officer has deferred payment on his full monthly salary for the foreseeable future, and the other two employees in the U.S. have deferred 25% of their salaries.

Our anticipated expenditures related to our operations in fiscal 2009 will primarily depend on personnel costs and additional equipment needs for continued development of our light bulb and the manufacturing processes.  In addition, we anticipate we will incur substantial costs related to purchases of raw materials and supplies, marketing, sales and distribution related costs, and increased administrative costs. An overall estimate of our capital expenditures is primarily dependant upon the success of our development and manufacturing results for our prototype, and as such cannot presently be estimated.  Any additional capital expenditures will be dependant upon our ability to obtain additional financing.

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

We have secured a five month lease during February, 2009 for office space in Seattle, WA which we leased on a month to month basis during 2008.  The lease returns to a month to month basis after a five month term.

Results of Operations

Comparison of Results for the three months ended March 31, 2009 and 2008

Revenues

We had no revenues for the three months ended March 31, 2009 and 2008.

Research and Development Expenses

For the three months ended March 31, 2009 and 2008, we were involved in a single project to develop and commercialize our proprietary technology.  For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $721,000 to $836,000 for the three months ended March 31, 2009 compared to $1,556,000 for the three months ended March 31, 2008.   The decrease is related to a decrease in rent expense at Sendio.  In the three months ended March 31, 2008 we incurred a non-cash charge of approximately $750,000 resulting from the 6,100,000 shares we issued as payment for the initial term under the former lease of Sendio’s premises, for which no comparable current year charge exists.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 and 2008 consisted of salaries and attendant costs, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased by approximately $264,000 to $750,000 for the three months ended March 31, 2009 compared to $486,000 for the three months ended March 31, 2008.  This increase was due primarily to increases in non-cash costs related to the issuance and vesting of stock options to employees of approximately $63,000.  The remainder of the increase is due to increases in investment banking, professional and consulting fees for the quarter ended March 31, 2009.

Marketing Expenses

Marketing expenses for the three months ended March 31, 2009 and 2008 were comprised of salaries, consulting fees, market and branding research and office related expenses. Marketing expenses increased by approximately $48,000 to $105,000 for the three months ended March 31, 2009 compared to $57,000 for the three months ended March 31, 2008.  This increase was due primarily to increases in salaries and consulting fees for the quarter ended March 31, 2009.

Other Income and Expense

Other income and expense for the three months ended March 31, 2009 was comprised of interest income and interest expense.  Interest income was approximately $2,000 compared to $4,000 for the three months ended March 31, 2008. The decrease is due to lower average cash balances and lower interest rates for the current period.  Interest expense for the three months ended March 31, 2009 was $958 and relates to Sendio’s loan and capital lease obligations as discussed in Notes 6 and 7.  There was no interest expense for the three months ended March 31, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $989,000 as of March 31, 2009 are not sufficient to support even reduced levels of operations through June 2009, and we need additional financing.  During April and May, 2009 we curtailed our operations in an effort to conserve cash.

We anticipate that with our remaining cash and cash equivalents, we will be able to fund our curtailed operations into June, 2009. In March 2009 we engaged an investment banker to assist us with our fundraising efforts, but we have not yet been successful in obtaining financing.  Unless we obtain financing by June 2009, we expect that we will need to cease operations.

Even if we are able to raise capital by June 2009 to continue operations, we expect to need additional financing during the latter half of fiscal 2009 to fund our planned operations and research and development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. Our officers or directors may make further cash advances to us to fund operations from time to time; however, no officer or director is obligated to make any such advances. There can be no assurances that further cash advances, when and if made, will be sufficient to sustain our required levels of operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2009.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January and February, 2009 we collected net proceeds of $131,800 pursuant to subscription agreements for 164,750 Units under our Unit Offering.  Each Unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.60 per share. A total of 329,500 shares of common stock and two-year warrants to purchase 164,750 shares of common stock at an exercise price of $0.60 per share were issued.

We issued the following from the 2007 Stock Compensation Plan:

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

ITEM 6.  EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of David Grieger, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries, Chief Financial Officer

32.1	Certification of David Grieger, CEO, and Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VU1 CORPORATION
(Registrant)

Dated: May 20, 2009

By: /s/ David Grieger
David Grieger
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)