Form 10-Q
period 2009-06-30
Vu1 CORP
filed 2009-08-19
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

On August 19, 2009 there were 85,866,892 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page Number
PART I Financial Information

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)
	Balance Sheets as of June 30, 2009 and December 31, 2008	1
	Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2009 and 2008	2
	Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	3
	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 4T.	Controls and Procedures	14

PART II Other Information

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
ITEM 6.	Exhibits	15

Signatures		16

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	JUNE 30,	DECEMBER 31,
ASSETS	2009	2008
Current assets
Cash	$560,026	$2,486,609
Tax refund receivable	17,525	32,672
Prepaid expenses	27,712	17,669

Total current assets	605,263	2,536,950

Non-current assets
Equipment, net of accumulated depreciation
of $100,427 and $49,744, respectively	244,936	240,742
Construction in process	399,875	399,859
Deposit on building purchase	305,609	212,800

Total assets	$1,555,683	$3,390,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$443,837	$412,534
Accrued payroll	343,990	161,130
Loan payable, current portion	3,955	3,444
Capital lease obligation, current portion	4,721	4,465

Total current liabilities	796,503	581,573

Long-term convertible note payable, net of discount
of $490,504 and $0, respectively	9,496	-
Loan payable, net of current portion	4,571	6,557
Capital lease obligation, net of current portion	16,217	18,173

Total liabilities	826,787	606,303
Stockholders' equity
Preferred stock, $1.00 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value; 200,000,000 shares
authorized; 85,866,892 and 85,691,892 shares
issued and outstanding, respectively	61,989,923	61,165,545
Stock and warrant subscription receivable	-	(131,800)
Accumulated deficit	(61,402,981)	(58,386,684)
Accumulated other comprehensive income	141,954	136,987
Total stockholders' equity	728,896	2,784,048

Total liabilities and stockholders' equity	$1,555,683	$3,390,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Operating expenses
Research and development	$623,781	$1,621,299	$1,459,504	$3,177,731
General and administrative	598,223	711,951	1,347,907	1,198,107
Marketing	89,390	71,838	194,346	128,688
Total operating expenses	1,311,394	2,405,088	3,001,757	4,504,526

Loss from operations	(1,311,394)	(2,405,088)	(3,001,757)	(4,504,526)

Other income
Interest income	145	1,027	2,337	5,490
Interest expense	(15,919)	-	(16,877)	-

Total other income	(15,774)	1,027	(14,540)	5,490

Loss before provision for income taxes	(1,327,168)	(2,404,061)	(3,016,297)	(4,499,036)

Provision for income taxes	-	-	-	-

Net loss	$(1,327,168)	$(2,404,061)	$(3,016,297)	$(4,499,036)

Other comprehensive (loss) income:
Foreign currency translation adjustments	92,729	31,931	4,967	214,248

Comprehensive loss	$(1,234,439)	$(2,372,130)	$(3,011,330)	$(4,284,788)

Basic and diluted:
Loss per share	$(0.02)	$(0.04)	$(0.04)	$(0.07)
Weighted average shares outstanding	85,547,296	67,624,706	85,524,346	65,968,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:

Net loss	$(3,016,297)	$(4,499,036)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation	45,810	10,156
Share-based compensation	224,184	60,134
Issuance of warrant for services	28,944	-
Amortization of discount on long-term convertible note	9,496	-
Issuance of stock for services	71,250	85,000
Changes in assets and liabilities:
Tax refund receivable	14,345	474,344
Prepaid expenses	(8,940)	1,492,595
Accounts payable	35,682	177,951
Accrued payroll	164,311	12,057
Net cash flows from operating activities	(2,431,215)	(2,186,799)

Cash flows from investing activities:
Purchases of equipment	(39,458)	(49,817)
Purchases of construction in process and deposit on building	(81,304)	(262,553)
Net cash flows from investing activities	(120,762)	(312,370)

Cash flows from financing activities:

Proceeds from subscription receivable for units of common stock and warrants	131,800	-
Proceeds from issuance of convertible note payable and warrants	500,000	-
Proceeds from sales of common stock	-	2,130,039
Proceeds from note payable	-	13,332
Payments on note payable	(1,505)	(249)
Payments on capital lease obligations	(1,993)	(332)
Net cash flows from financing activities	628,302	2,142,790

Effect of exchange rate changes on cash and cash equivalents	(2,908)	(5,453)

Net change in cash and cash equivalents	(1,926,583)	(361,832)

Cash and cash equivalents, beginning of period	2,486,609	1,014,512

Cash and cash equivalents, end of period	$560,026	$652,680

Cash paid for interest	$1,957	$-

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

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2008 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended June 30, 2009 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of Vu1 and all of our wholly owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (“CZK”).  The accounts of Sendio contained in the accompanying condensed consolidated balance sheets have been translated into United States dollars at the exchange rate prevailing during the periods presented. Translation adjustments are included in “Accumulated Other Comprehensive Income,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 have been translated using the average exchange rates for the period.

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

Cash and Cash Equivalents

Cash is comprised of deposits with a bank. For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents.  At June 30, 2009 and December 31, 2008, we had cash of $60,026 and $1,986,609, respectively, in excess of federally insured limits.

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

Construction in process

Construction in process is comprised of assets to be used in our operations in the Czech Republic not in service as of June 30, 2009 and December 31, 2008.  These assets, when placed in service will be reclassified to Property and Equipment and depreciated over their estimated useful lives.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, tax refund receivable, accounts payable and accrued payroll approximate fair value due to the immediate or short-term maturities of these financial instruments. The carrying amounts of the loan payable and capitalized lease obligation approximate fair value due to their interest rates approximating a market rate for Sendio.  The fair value of the convertible note payable as of June 30, 2009 is not practicable to determine due to the complexity of the terms of this note.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable.   We have not recognized any revenues in the accompanying financial statements.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three and six months ended June 30, 2009 and 2008, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio.

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

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Warrants	7,487,124	-	7,487,124	-
Stock options	5,721,875	1,950,000	5,721,875	1,950,000
Unvested stock	290,750	407,000	290,750	407,000

Total potentially dilutive securities	13,499,749	2,357,000	13,499,749	2,357,000

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles or SFAS No. 168. SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods ending after September 15, 2009. This will have an impact on our financial disclosures since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the six months ended June 30, 2009, we had no revenues, incurred a net loss of $3,016,297 and had negative cash flows from operations of $2,431,215. In addition, we had an accumulated deficit of $61,402,981 at June 30, 2009.

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

Our efforts to raise additional funds will continue during fiscal 2009 to fund our planned operations and research and development activities, through one or more debt or equity financings.  We have engaged an investment banker to assist us in our fundraising efforts. Unless we obtain sufficient additional financing in September 2009, we expect that we will need to cease operations indefinitely, or at least until we can raise sufficient financing.  Even if we are able to raise sufficient additional capital in September 2009, we expect to continue to need additional financing throughout fiscal 2009 and into fiscal 2010.

NOTE 4 – TAX REFUND RECEIVABLE

Tax refund receivable represents the 19% value added tax receivable from the government of the Czech Republic.  No allowance for doubtful accounts has been provided as we believe the amounts are fully collectible.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On May 28, 2008 Sendio entered into a lease contract for certain facilities located in the city of Olomouc in the Czech Republic (the “Lease”).  We intend to utilize the facilities to continue our assessment of the feasibility of manufacturing of our energy efficient, mercury free line of light bulbs.  The Lease term was one year, effective from July 1, 2008 and terminated on June 30, 2009.  The rent for the one year term was CZK 10,000,000, plus mandatory VAT.  The rent, after the reduction for amounts paid by other tenants, was payable monthly in the amount of CZK 455,310 for each month from January through June, 2009.  On May 29, 2008 Sendio paid a deposit of CZK 4,000,000 to the landlord.

Effective December 9, 2008 Sendio entered into an agreement (the “Purchase Agreement”) to purchase the facilities in the Lease from the landlord. The purchase price for the Premises is CZK 179,000,000 (approximately $9.0 million USD) (the “Purchase Price”) and the scheduled closing date for ownership transfer anticipated in the Purchase Agreement was July 1, 2009. The deposit Sendio paid on May 29, 2008 under the Lease for CZK 4,000,000 was considered an advance on the Purchase Price. We have recorded this amount as a non-current asset as a deposit on building purchase in the accompanying balance sheets as of June 30, 2009 and December 31, 2008. The remaining balance of the Purchase Price was payable by means of an escrow account, with payments totaling CZK 175,000,000 originally scheduled to be made to an escrow account in installments, all of which were due June 30, 2009.

Sendio did not make the first payment of CZK 11,000,000 due on February 28 and, on March 3, 2009 Sendio and the landlord of the building premises in the Czech Republic amended the payment terms under the Purchase Agreement.  Under the amendment, Sendio paid CZK 1,000,000 into the escrow account on March 10, 2009 and deferred the payment under the original payment schedule.  Sendio did not make the payments under the revised payment schedule, and we entered into negotiations with the seller to revise the terms of the Purchase Agreement.

Under the original Purchase Agreement, in the event Sendio does not make the payments required under Purchase Agreement, the landlord is entitled to claim a contractual fine in the amount of CZK 17,500,000 and seek indemnification for up to an additional CZK 8,500,000.  See Note 10.

Also effective December 9, 2008, as additional inducement for the landlord to enter into the Purchase Agreement, Vu1 entered into a Deed of Guarantee with the landlord under which it guaranteed up to CZK 13,500,000 of  the CZK 175,000,000 aggregate payments by Sendio under the Purchase Agreement.  The guarantee expires upon full payment by Sendio of this amount.

In February, 2009 we entered into a five month lease for our current office space in Seattle, Washington.  Monthly rent is $1,530.  Upon the conclusion of the lease term the lease became month to month on the same terms.

Total rent expense was $152,304 and $1,876,918 for the six months ended June 30, 2009 and 2008, respectively.

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

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On June 8, 2009, Vu1 issued a Secured Convertible Grid Promissory Note (the “Note”) to Full Spectrum Capital LLC (“Full Spectrum”) in the amount of $500,000 and a three year warrant to purchase 625,000 shares of common stock at an exercise price of $0.75 per share in exchange for loan proceeds of $500,000. The Note provides that Full Spectrum may make one or more loans to Vu1, at such times and in such amounts as determined by Full Spectrum in its sole discretion, but not to exceed $7 million.  Any additional advances are to be made, if at all, by August 31, 2009.   Full Spectrum is a recently formed LLC that is managed by R. Gale Sellers, an executive officer and director of Vu1.

The Note bears interest at 18% and requires quarterly interest payments beginning on October 1, 2009. Principal amounts under the Note are convertible at any time into shares of our common stock at a price of $0.40 per share. The outstanding balance of $500,000 at June 30, 2009 is convertible into 1,250,000 shares of common stock. The Note is due on August 31, 2010 and is secured by all of our assets. In addition, if Full Spectrum loans a total of $3 million to Vu1, Vu1 has agreed to file a registration statement with the Securities and Exchange Commission for all of the shares of common stock issuable under the Note upon conversion or upon exercise of the warrant.

In addition, Full Spectrum is entitled to retain out of each advance an amount equal to one quarterly payment of interest, to be applied by Full Spectrum either to the final quarterly payment of interest due under the Note, or as payment of accrued and unpaid interest upon an event of default or prepayment of the Note.  Vu1 may prepay the Note at any time, but any such prepayment must include payment of an amount equal to the interest that would have accrued on such prepaid principal amount from the prepayment date through August 31, 2010 but that has not yet been paid to or retained by the LLC.

The estimated fair value of the warrants issued with the Note of $446,667 was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock – $0.88 per share; estimated volatility – 145%; risk-free interest rate – 2.0%, expected dividend rate – 0% and expected life – 3.0 years. The  value of the beneficial conversion option of $835,918 was computed as the difference between the fair value of the common stock issuable upon conversion of the Note and the total price to convert based on the effective conversion price.

The proceeds were allocated between the Note and the warrants based upon their relative fair values.  The amount allocated to the Note was further reduced to $0 due to the beneficial conversion option exceeding the proceeds.  This resulted in allocating $0 to the Note, $235,918 to the warrants and $264,082 to the beneficial conversion option. The resulting $500,000 discount to the Note is being amortized over the term of the Note using the effective interest method and resulted in the recognition of $9,496 of interest expense during the three and six months ended June 30, 2009.

See also Note 10, Subsequent Events.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

Our Amended and Restated Articles of Incorporation allows us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine.  No preferred shares are currently issued and outstanding.

Common stock

On May 5, 2009 we entered into an engagement letter with a vendor pursuant to which we issued 75,000 shares of common stock valued at $71,250 based on the closing market price as of that date of $0.95 per share. The fair value was recognized as general and administrative expense on the date of issuance. In addition, the engagement letter specifies the issuance of an additional 75,000 shares of common stock upon the achievement of certain performance goals by November 5, 2009.  These performance goals had not been achieved as of June 30, 2009.

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

Stock and Stock Options issued pursuant to the 2007 Stock Incentive Plan

On January 2, 2009 we made the following grants to an employee under the 2007 Stock Compensation Plan based on the closing market price as of that date of $1.10 per share:

•
We issued 100,000 shares of common stock valued at $110,000.  The shares will vest based upon the achievement of certain performance milestones.  These milestones had not been attained as of June 30, 2009.

•
We granted five-year options to purchase 150,000 shares of common stock valued at $132,707 which was calculated using the Black Scholes method and the following assumptions: volatility of 113.6%, risk free interest rate of 1.72% and an estimated life of five years.  These options vest ratably over three years from the date of grant.

For the six months ended June 30, 2009 and 2008 we recognized $224,184 and $60,134, respectively, as share-based compensation related to the vesting of outstanding grants of stock and stock options.  A total of 500,000 unvested stock options were forfeited during the six months ended June 30, 2009. No awards were exercised during the six months ended June 30, 2009.

Warrants

On January 27, 2009 we issued a two-year warrant to a vendor to purchase 25,000 shares of common stock at an exercise price of $1.00 per share based on the closing market price as of that date.  The warrant vests monthly over the period of service from January to May, 2009.  The value of the warrant of $15,876 was recognized as marketing expense over the period of service and was calculated using the Black Scholes method and the following assumptions: volatility of 127.3%, risk free interest rate of 0.87% and an estimated life of two years.  A total of $15,876 was recognized as an expense relating to the vested portion of this warrant for the six months ended June 30, 2009.

On March 17, 2009 we issued a three-year warrant to a vendor to purchase 150,000 shares of common stock at an exercise price of $0.75 per share based on the closing market price as of that date.  A total of 75,000 shares vest over the one year life of the agreement, with the remaining shares vesting upon the achievement of certain performance milestones.  The performance milestones were not achieved during the six months ended June 30, 2009. The value of the warrant of $79,163 was calculated using the Black Scholes method and the following assumptions: volatility of 119.0%, risk free interest rate of 1.45% and an estimated life of three years. A total of $13,068 was recognized as an expense relating to the vested portion of this warrant for the six months ended June 30, 2009.

As discussed in Note 6, we issued a three year warrant to purchase 625,000 shares of common stock at an exercise price of $0.75 per share to Full Spectrum Capital, LLC, which is controlled by R. Gale Sellers, a director and our Chief Executive Officer.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated all subsequent events through August 19, 2009, the date the six-month periods ending June 30, 2009 financial statements were issued.

On July 1, 2009 Full Spectrum advanced an additional $400,000 against the Note as described in Note 6.  The additional advance is convertible at $0.40 per shares into 1,000,000 shares of our common stock.  In conjunction with the advance, we issued a three-year warrant to purchase 500,000 shares of our common stock at an exercise price of $0.75 per share.

As discussed in Note 5, we did not make the payments required under the Purchase Agreement by June 30, 2009 and Sendio is in ongoing negotiations with the landlord regarding the lease agreement and the purchase agreement.  For July and August, 2009, Sendio obtained extensions of the lease pursuant to these ongoing negotiations and Sendio agreed to pay CZK 722,556 per month for rent and CZK 645,834 per month for an escrow payment. In addition, Sendio has obtained a waiver of claims against the Vu1 Guarantee, the contractual penalty and indemnification claims described in Note 5 through August 31, 2009. Although these negotiations are continuing, there can be no assurances that these negotiations will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

Overview

We are focused on developing, manufacturing and selling a line of mercury free, energy efficient light bulbs based on our proprietary light-emitting technology.  For the past several years, we have primarily focused our efforts on research and development efforts for our ESL technology. In 2007 we formed Sendio s.r.o. (“Sendio”) in the Czech Republic as a wholly owned subsidiary for continued development of the bulb, and to design the manufacturing processes required for commercialization and manufacturing.  We have continued our development work on the technology and have initiated the design and implementation of the processes required to manufacture the bulb. Our efforts are presently focused on our initial planned product, the R30 sized light bulb. The continuation of our development efforts during 2009 and into 2010 depends upon our ability to raise additional capital.  The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. We have no commercial products and no revenues.

Unless we obtain sufficient additional financing in September 2009, we expect that we will need to cease operations indefinitely, or at least until we can raise sufficient financing.  Even if we are able to raise sufficient additional capital in September 2009, we expect to continue to need additional financing throughout fiscal 2009 and into fiscal 2010.  During April and May, 2009 we curtailed operations in an effort to conserve cash and our development activities were significantly reduced.  Although we received gross loan proceeds of $900,000 in June and July 2009, our current cash and cash equivalents are not sufficient to support our planned operations through September 2009, even at reduced levels.  See “Liquidity and Capital Resources” below.

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

Plan of Operations

We need to raise additional capital through debt or equity financings in 2009 to support our current and future operations.

Our efforts are presently focused on our initial planned product, the R30 sized light bulb. We hope to continue our development efforts during 2009; however, the continuation of these efforts depends upon our ability to secure additional financing. We curtailed operations in April and May 2009, which indefinitely delayed some of our planned development expenditures, including our plan to submit our bulb for third-party testing during the second quarter of 2009.  Although we received proceeds of $900,000 from our loans with Full Spectrum Capital (see Notes 6 and 10 to Financial Statements), our operations have been and continue to be curtailed. We are unable to predict whether and when we will be able to resume our development or commercialization efforts as planned.  The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. We have no commercial products and no revenues.  If we are able to secure financing, we expect to continue to make significant expenditures developing our planned product and the related manufacturing processes in fiscal 2009. Our future success and operating results will depend in large part on the results of these efforts.

We previously entered into an agreement to purchase the facility presently leased by Sendio in the Czech Republic. We are using this facility to develop our ESL technology and manufacturing processes. The lease expired by its terms on June 30, 2009 and we did not make the payments required under the Purchase Agreement by June 30, 2009 as discussed in Notes 5 and 10 of our condensed consolidated financial statements. We will need additional funding to complete the purchase of this building.  We are presently in negotiations with the seller and landlord of the building, but there can be no assurances that these negotiations will be successful.  If we are not successful with these negotiations, the extension that we have obtained on our lease will expire on August 31, 2009.  This will have a material adverse effect on our operations.

Sendio had 52 engineering, technical and administrative employees at June 30, 2009 and the US Operations had two employees.  During May, 2009 approximately 50% of the Sendio employees were given a furlough in accordance with Czech law which allows us to reduce their salaries by 40%. The remaining 50% have agreed to a deferral of between 40% and 50% of their salaries.   In addition, our two employees in the U.S. have deferred 25% of their salaries.

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

Our anticipated costs in fiscal 2009 for work on our light bulb cannot be reasonably estimated due to the inherent uncertainty of the research and feasibility of the manufacturing processes. No additional projects are planned, but there can be no assurances that changes to this plan will not occur.  There can be no assurances that this development process will be successful or, if successful, that the technology will find a market and achieve sales that can sustain our operations without additional funding.

Our office space in Seattle, WA is presently leased on a month to month basis.

Results of Operations

Comparison of Results for the three months ended June 30, 2009 and 2008

Revenues

We had no revenues for the three months ended June 30, 2009 and 2008.

Research and Development Expenses

For the three months ended June 30, 2009 and 2008, we were involved in a single project to develop and commercialize our proprietary technology.  For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $997,000 to $624,000 for the three months ended June 30, 2009 compared to $1,621,000 for the three months ended June 30, 2008.   The decrease is related to a decrease in rent expense at Sendio as well as the decrease in salaries and attendant costs and consulting fees related to the curtailing of our operations.  In the three months ended June 30, 2008 we incurred a non-cash charge of approximately $805,000 resulting from the 6,100,000 shares we issued as payment for the initial term under the former lease of Sendio’s premises, for which no comparable current year charge exists.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2009 and 2008 consisted of salaries and attendant costs, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses decreased by approximately $114,000 to $598,000 for the three months ended June 30, 2009 compared to $712,000 for the three months ended June 30, 2008.  This decrease was due primarily to decreases in non-cash costs related to the rent on the former lease at Sendio and cost reductions related to consulting expenses.

Marketing Expenses

Marketing expenses for the three months ended June 30, 2009 and 2008 were comprised of salaries, consulting fees, market and branding research and office related expenses. Marketing expenses increased by approximately $17,000 to $89,000 for the three months ended June 30, 2009 compared to $72,000 for the three months ended June 30, 2008.  This increase was due primarily to increases in salaries partially offset by decreases in consulting fees for the quarter ended June 30, 2009.

Other Income and Expense

Other income and expense for the three months ended June 30, 2009 was comprised of interest income and interest expense.  Interest income was approximately $145 compared to $1,000 for the three months ended June 30, 2008. The decrease is due to lower average cash balances and lower interest rates for the current period.  Interest expense for the three months ended June 30, 2009 was $16,000 and relates to the interest and amortization of discount on the Note, Sendio’s loan and capital lease obligations as discussed in Notes 6, 7 and 8.  There was no interest expense for the three months ended June 30, 2008.

Comparison of Results for the six months ended June 30, 2009 and 2008

Revenues

We had no revenues for the six months ended June 30, 2009 and 2008.

Research and Development Expenses

For the six months ended June 30, 2009 and 2008, we were involved in a single project to develop and commercialize our proprietary technology.  For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $1,718,000 to $1,460,000 for the six months ended June 30, 2009 compared to $3,178,000 for the six months ended June 30, 2008.   The decrease is related primarily to a decrease in rent expense at Sendio as well as the decrease in salaries and attendant costs and consulting fees related to the curtailing of our operations.  In the six months ended June 30, 2008 we incurred a non-cash charge of approximately $1,555,000 resulting from the 6,100,000 shares we issued as payment for the initial term under the former lease of Sendio’s premises, for which no comparable current year charge exists.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2009 and 2008 consisted of salaries and attendant costs, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased by approximately $150,000 to $1,348,000 for the six months ended June 30, 2009 compared to $1,198,000 for the six months ended June 30, 2008.  This increase was due primarily to increases in non-cash costs related to the issuance and vesting of stock options to employees of approximately $80,000 and increases in salaries, investment banking and consulting fees for the quarter ended June 30, 2009.

Marketing Expenses

Marketing expenses for the six months ended June 30, 2009 and 2008 were comprised of salaries, consulting fees, market and branding research and office related expenses. Marketing expenses increased by approximately $66,000 to $194,000 for the six months ended June 30, 2009 compared to $129,000 for the six months ended June 30, 2008.  This increase was due primarily to increases in salaries, partially offset by decreases in consulting fees for the quarter ended June 30, 2009.

Other Income and Expense

Other income and expense for the six months ended June 30, 2009 was comprised of interest income and interest expense.  Interest income was approximately $2,000 compared to $5,000 for the six months ended June 30, 2008. The decrease is due to lower average cash balances and lower interest rates for the current period.  Interest expense for the six months ended June 30, 2009 was $17,000 and relates to the interest and amortization of discount on the Note, Sendio’s loan and capital lease obligations as discussed in Notes 6, 7 and 8.  There was no interest expense for the six months ended June 30, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $560,000 as of June 30, 2009 are not sufficient to support our reduced levels of operations through September 2009.  On July 1, 2009 Full Spectrum advanced an additional $400,000 under the Note as described in Note 10 to the condensed financial statements.  Even with this additional advance, we need additional financing.  During April and May, 2009 we curtailed our operations in an effort to conserve cash.

We anticipate that with our remaining cash and cash equivalents and the advance from Full Spectrum, we will be able to fund our curtailed operations into September 2009. In March 2009 we engaged an investment banker to assist us with our fundraising efforts, but we have not yet been successful in obtaining financing.  Unless we obtain financing in September 2009, we expect that we will need to cease operations.

Even if we are able to raise sufficient additional capital in September 2009, we expect to continue to need additional financing throughout fiscal 2009 and into fiscal 2010 to fund our planned operations and research and development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. Our officers or directors may make further cash advances to us to fund operations from time to time; however, no officer or director is obligated to make any such advances. There can be no assurances that further cash advances, when and if made, will be sufficient to sustain our required levels of operations.

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

All of our assets are currently held as collateral to secure repayment of the promissory note payable to Full Spectrum Capital, LLC.  (See Note 6 to our consolidated financial statements).  In the event that we cease operations or are otherwise unable to repay the note as it becomes due, Full Spectrum will have full rights as a secured creditor with respect to our assets, including the right to take control of our assets, sell the assets at a public or private sale, or take any other action permitted by applicable law.

If we cease operations or file for protection under the bankruptcy laws, any cash and assets we have would be used first to satisfy claims of creditors and to discharge liabilities.  We cannot predict whether our stockholders would receive any return on their shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2009.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2009 we issued 75,000 shares of common stock to a vendor for services valued at $71,250 based on the closing market price as of that date of $0.95 per share.

ITEM 6.  EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of R. Gale Sellers, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries, Chief Financial Officer

32.1	Certification of R. Gale Sellers, CEO, and Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VU1 CORPORATION
 (Registrant)

Dated: August 19, 2009

By: /s/ R. Gale Sellers
R. Gale Sellers
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)