Form 10-Q
period 2009-09-30
Vu1 CORP
filed 2009-11-23
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

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

On November 23, 2009 there were 85,811,692 shares of the Registrant’s common stock, no par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
ASSETS
Current assets
Cash	$18,867	$2,486,609
Tax refund receivable	28,034	32,672
Prepaid expenses	128,915	17,669

Total current assets	175,816	2,536,950

Non-current assets
Equipment, net of accumulated depreciation of $133,297 and $49,744, respectively	167,527	240,742
Construction in process	498,816	399,859
Deposit on building purchase	439,606	212,800

Total assets	$1,281,765	$3,390,351

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$641,017	$412,534
Accrued payroll	482,277	161,130
Loan payable, current portion	4,502	3,444
Capital lease obligation, current portion	5,154	4,465

Total current liabilities	1,132,950	581,573

Long-term convertible note payable, net of discount of $1,123,054 and $0, respectively	14,734	-
Embeddeed derivative liability	1,406,929	-
Loan payable, net of current portion	3,668	6,557
Capital lease obligation, net of current portion	16,147	18,173

Total liabilities	2,574,428	606,303
Stockholders' equity (deficit)
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 200,000,000 shares authorized; 85,811,692 and 85,691,892 shares issued and outstanding, respectively	62,210,821	61,165,545
Stock and warrant subscription receivable	-	(131,800)
Accumulated deficit	(63,673,820)	(58,386,684)
Accumulated other comprehensive income	170,336	136,987
Total stockholders' equity (deficit)	(1,292,663)	2,784,048

Total liabilities and stockholders' equity (deficit)	$1,281,765	$3,390,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating expenses
Research and development	$615,203	$788,094	$2,074,707	$3,965,825
General and administrative	257,778	2,036,468	1,605,685	3,234,575
Marketing	80,477	122,972	274,823	251,660
Total operating expenses	953,458	2,947,534	3,955,215	7,452,060

Loss from operations	(953,458)	(2,947,534)	(3,955,215)	(7,452,060)

Other income
Interest income	234	3,580	2,571	9,070
Interest expense	(116,895)	(1,809)	(133,772)	(1,809)
Derivative valuation loss	(1,200,720)	-	(1,200,720)	-

Total other income	(1,317,381)	1,771	(1,331,921)	7,261

Loss before provision for income taxes	(2,270,839)	(2,945,763)	(5,287,136)	(7,444,799)

Provision for income taxes	-	-	-	-

Net loss	$(2,270,839)	$(2,945,763)	$(5,287,136)	$(7,444,799)

Other comprehensive (loss) income:
Foreign currency translation adjustments	28,382	(27,696)	33,349	186,552

Comprehensive loss	$(2,242,457)	$(2,973,459)	$(5,253,787)	$(7,258,247)

Basic and diluted:
Loss per share	$(0.03)	$(0.04)	$(0.06)	$(0.11)
Weighted average shares outstanding	85,576,142	73,154,045	85,541,801	68,380,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:

Net loss	$(5,287,136)	$(7,444,799)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	71,434	18,813
Share-based compensation	(79,394)	1,456,468
Issuance of warrant for services	38,839	216,780
Amortization of discount and prepaid interest on long-term convertible note	75,941	-
Issuance of stock for services	93,650	85,000
Derivative valuation loss	1,200,720	-
Changes in assets and liabilities:
Tax refund receivable	6,738	507,852
Prepaid expenses	(54,843)	1,490,035
Accounts payable	214,023	199,309
Accrued payroll	273,104	(154)
Net cash flows from operating activities	(3,446,924)	(3,470,696)

Cash flows from investing activities:
Purchases of equipment	(44,088)	(80,802)
Purchases of construction in process and deposit on building	(184,972)	(409,767)
Net cash flows from investing activities	(229,060)	(490,569)

Cash flows from financing activities:
Proceeds from sales of units of common stock and warrants	131,800	2,787,940
Proceeds from issuance of convertible note payable and warrants	1,088,792	-
Proceeds from sales of common stock	-	2,130,039
Proceeds from note payable		13,468
Payments on note payable	(2,428)	(1,049)
Payments on capital lease obligations	(2,989)	(1,342)
Net cash flows from financing activities	1,215,175	4,929,056

Effect of exchange rate changes on cash and cash equivalents	(6,933)	(12,776)

Net change in cash and cash equivalents	(2,467,742)	955,015

Cash and cash equivalents, beginning of period	2,486,609	1,014,512

Cash and cash equivalents, end of period	$18,867	$1,969,527

Cash paid for interest	$2,998	$1,809

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

We have one inactive subsidiary, Telisar Corporation, a California corporation and majority-owned subsidiary. No noncontrolling interest is presented for the minority stockholders of Telisar due to its accumulated losses on a stand alone basis.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2008 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended September 30, 2009 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of Vu1 and all of our wholly owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (“CZK”).  The accounts of Sendio contained in the accompanying condensed consolidated balance sheets have been translated into United States dollars at the exchange rate prevailing during the periods presented. Translation adjustments are included in “Accumulated Other Comprehensive Income,” a separate component of stockholders’ equity (deficit). The accounts of Sendio in the accompanying condensed consolidated statements of operations have been translated using the average exchange rates for the periods presented.

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

Cash and Cash Equivalents

Cash is comprised of deposits with a bank. For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents.  At September 30, 2009 and December 31, 2008, we had cash of $0 and $1,986,609, respectively, in excess of federally insured limits.

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

Construction in process

Construction in process is comprised of assets to be used in our operations in the Czech Republic not in service as of September 30, 2009 and December 31, 2008.  These assets, when placed in service will be reclassified to Property and Equipment and depreciated over their estimated useful lives.

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

Fair Value of Financial Instruments

Financial instruments, as defined in the Topic 825-10 of the Accounting Standards Codification (“ASC”), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, receivables, payables and accrued liabilities, derivative financial instruments, notes payable and convertible debt. We carry cash and cash equivalents, receivables, payables and accrued liabilities and notes payable at historical costs; their respective estimated fair values approximate carrying values due.

Derivative financial instruments, as defined in ASC 815 “Accounting for Derivative Financial Instruments and Hedging Activities” consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the conversion feature in our convertible promissory notes is not afforded equity classification because it embodies risks not clearly and closely related to host contract. As required by ASC 815-10, these features are required to be bifurcated and carried as derivative liabilities, at fair value, in our financial statements.

We carry convertible debt at historical cost. The fair value of our convertible debt in its hybrid form is determined, for disclosure purposes only, based upon its forward cash flows, at credit risk adjusted rates, plus the fair value of the conversion feature. As of September 30, 2009, the fair value of our face value $1,137,788 convertible debt amounted to approximately $2,555,000.

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Significant fair value measurements resulted from the application of ASC 815 to our convertible promissory note and warrant financing arrangements and ASC 718-10 for our share-based payment arrangements.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable.   We have not recognized any revenues in the accompanying financial statements.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three and nine months ended September 30, 2009 and 2008, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio.

Share-Based Payments

We account for share-based compensation expense to reflect the fair value of share-based awards measured at the grant date.  This expense is recognized over the requisite service period and is adjusted each period for anticipated forfeitures. We estimate the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

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

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Warrants	8,284,359	3,762,225	8,284,359	3,762,225
Convertible debt	2,844,470	-	2,844,470	-
Stock options	4,121,875	4,650,000	4,121,875	4,650,000
Unvested stock	190,750	381,000	190,750	381,000

Total potentially dilutive securities	15,441,454	8,793,225	15,441,454	8,793,225

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”), as the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. The use of the FASB ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Its adoption did not have any impact on the Company’s consolidated financial statements. The FASB ASC is updated through the FASB’s issuance of Accounting Standards Updates, or ASUs.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the nine months ended September 30, 2009, we had no revenues, incurred a net loss of $5.3 million and had negative cash flows from operations of $3.4 million. In addition, we had an accumulated deficit of $63.7 million at September 30, 2009.

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

Our efforts to raise additional funds will continue during fiscal 2009 to fund our planned operations and research and development activities, through one or more debt or equity financings.  We have engaged an investment banker to assist us in our fundraising efforts. Unless we obtain sufficient additional financing, we expect that we will need to continue to continue to curtail or even cease operations indefinitely, or at least until we can obtain sufficient financing.  Even if we are able to raise sufficient additional capital to continue our operations, we expect to continue to seek additional financing through the remainder of fiscal 2009 and into fiscal 2010. See additional information in Note 11.

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

Effective December 9, 2008 Sendio entered into an agreement (the “Purchase Agreement”) to purchase the facilities in the Lease from the landlord. The purchase price for the Premises is CZK 179,000,000 (approximately $9.0 million USD) (the “Purchase Price”) and the scheduled closing date for ownership transfer anticipated in the Purchase Agreement was July 1, 2009. The deposit Sendio paid on May 29, 2008 under the Lease for CZK 4,000,000 was considered an advance on the Purchase Price. We have recorded this amount as a non-current asset as a deposit on building purchase in the accompanying balance sheets as of September 30, 2009 and December 31, 2008. The remaining balance of the Purchase Price was payable by means of an escrow account, with payments totaling CZK 175,000,000 originally scheduled to be made to an escrow account in installments, all of which were due June 30, 2009.

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
Pursuant to these negotiations, Sendio has obtained month to month extensions for each month of the lease pursuant to these ongoing negotiations and Sendio agreed to pay CZK 722,556 per month for rent and CZK 645,834 per month for an escrow payment for July and September, 2009.

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

Total rent expense was $276,886 and $1,967,876 for the nine months ended September 30, 2009 and 2008, respectively.

In March, 2009 we signed an exclusive investment banking agreement with an investment banker to assist us with our fundraising efforts.  During the term of the agreement, upon the closing of a transaction, we will pay the investment bank financing fees ranging from 5% to 7% of the value of the transaction as defined in the agreement.  In addition, upon the closing of any sale of equity securities, we will be required to issue the investment bank warrants to purchase our common stock ranging from 2% to 4% of the amount raised on terms equal to the offering price or on terms equal to those sold to investors.  In addition, the investment bank will be entitled to a fee of 3.5% of any gross proceeds raised by us under certain circumstances as defined in the agreement.  No fees have been paid under this agreement as of September 30, 2009.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On June 8, 2009, Vu1 issued a Secured Convertible Grid Promissory Note to Full Spectrum Capital LLC (“Full Spectrum”), as amended August 31, 2009 (the “Note”). The Note provides that Full Spectrum may make one or more loans to Vu1, at such times and in such amounts as determined by Full Spectrum in its sole discretion, but not to exceed $7 million. Principal amounts under the Note are presently convertible at any time into shares of our common stock at a price of $0.40 per share and is secured by all of our assets. The Note also provides that in conjunction with each advance from Full Spectrum, we will issue three-year warrants to purchase common stock at an exercise price of $0.75 per share equal to 50% of the shares into which each advance is convertible. The Note bears interest at 18%.

If Full Spectrum loans a total of $3 million to Vu1, Vu1 has agreed to file a registration statement with the Securities and Exchange Commission for all of the shares of common stock issuable under the Note upon conversion and upon exercise of the warrants.  Full Spectrum is a recently formed LLC that is managed by R. Gale Sellers, an executive officer and director of Vu1.

Full Spectrum retains out of each advance an amount equal to one interest payment (three months’ accrued interest) (the “Interest Prepayment”), to be applied by Full Spectrum either to the final quarterly payment of interest due under the Note, or as payment of accrued and unpaid interest upon an event of default or prepayment of the Note. The amount retained as interest was treated as a component of the face value of the Notes and as prepaid interest, subject to amortization.Vu1 may prepay the Note at any time, but any such prepayment must include payment of an amount equal to the interest that would have accrued on such prepaid principal amount from the prepayment date through the maturity date of the Note but that has not yet been paid to or retained by the LLC.

Through September 30, 2009, the total outstanding principal balance under the Note was $1,137,788 (which includes $48,996 as the Interest Prepayment) which is currently convertible at $0.40 per share into 2,844,470 shares of common stock.   We issued three year warrants to purchase 1,422,235 shares of our common stock at an exercise price of $0.75 per share.

The amendment to the Note dated August 31, 2009 extended the due date of the first interest payment to December 1, 2009, extended the date that Full Spectrum could make advances, if any under the Note until October 31, 2009, and extended the due date of the Note to April 30, 2011.  The amendment also contains a down round provision that enables the Note holders to convert to our common stock at the lesser of $0.40 per share or the per share price of any future convertible debt or equity offering approved by the Board of Directors.  The modifications did not substantially change the cash flows associated with the Note or the fair value of the embedded conversion options. However, the modifications require bifurcation of the embedded conversion options and classification in derivative liabilities at fair value because they are no longer considered indexed to the Company’s common stock.

The following is a summary of our accounting for the Note, including the modification:

	Pre-Modification		Post-Modification
Date during 2009	June 8	July 1	September 15	September 16	September 21	Total
Face value	$522,500	$418,000	$87,563	$57,475	$52,250		$1,137,788
Proceeds	500,000	400,000	83,792	55,000	50,000		1,088,792
Initial allocation:
Prepaid interest	$(22,500)	$(18,000)	$(3,771)	$(2,475)	$(2,250)	$	(48,996)
Notes payable			694	—	—		694
Warrants	235,918	153,113	20,540	16,183	14,958		440,712
Beneficial conversion	286,582	264,887	—	—	—		551,469
Derivative liabilities	—	—	66,329	74,286	74,064		214,679
Day one loss	—	—	—	(32,994)	(36,772)		(69,766)
	$500,000	$400,000	$83,792	$55,000	$50,000		$1,088,792

Modification adjustment:
Derivative liabilities	$293,906	$235,125	—	—	—		$529,031
Day one loss	$(255,483)	$(212,251)	—	—	—		$(467,734)

Aggregate inception and modification date:
Derivative liabilities	$293,906	$235,125	$66,329	$74,286	$74,064		$743,710
Day one losses	$(255,483)	$(212,251)	—	$(32,994)	$(36,772)		$(537,500)

Our accounting for the Note modifications provided for bifurcation of the derivative liability at fair value. Since insufficient basis was available in the modification date carrying value, a day one derivative loss was recognized in the statement of operations. We will continue to carry the derivative liabilities at fair value, with charges or credits to the statement of operations for changes in fair value, until the Notes are settled through payment or conversion.

The Warrants issued in the Financing have strike prices of $0.75 and terms of three years from the issuance date. Warrants achieved equity classification because they met all of the requisite criteria and conditions therefore. However, the initial accounting for the Financing requires allocation of proceeds among the Notes and the warrants based upon relative fair values. The estimated fair value of the Warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

Date during 2009	June 8	July 1	September 15	September 16	September 21	Total
Linked common shares	653,125	522,500	109,453	71,844	65,313	1,422,235
Trading market price	$0.88	$0.70	$0.60	$0.80	$0.91
Expected dividend	—	—	—	—	—
Expected life	3.0	3.0	3.0	3.0	3.0
Volatility	145%	123%	130%	178%	178%
Risk free rate	2.0%	1.57%	1.57%	1.57%	1.57%

See also Note 11, Subsequent Events.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments represent the embedded conversion features in our Notes that required bifurcation from the host debt agreements. Derivative financial instruments are classified as liabilities and carried at fair value, with changes reflected in the statement of operations. The following table summarizes the components of changes in our derivative financial instruments during the three months ended September 30, 2009:

Amount
Balance at July 1, 2009	$—

Modifications and issuances:
Derivatives recognized upon modification of Notes, discussed in Note 6	529,031
Derivatives recognized upon issuance of post-modification Notes	214,679

Unrealized fair value changes, included in income	663,219

Balance at September 30, 2009	$1,406,929

The following table summarizes the affect on our statement of operations related to derivative financial instruments for the three and nine months ended September 30, 2009:

Income (expense):
Amount

Day one derivative losses	$537,501
Fair value changes	663,219
$1,200,720

We value our derivative financial instruments using a Monte Carlo Simulation Technique (“MCST”). The MCST was selected because this technique embodies all of the types of inputs that we expect market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements. Those inputs include equity-related inputs, as well as credit risks, interest risks and redemption behaviors. The following table summarizes the significant inputs and equivalent amounts across ranges of simulations resulting from the calculations:

	Inception or Modification Date Calculations
Date during 2009	June 8	July 1	September 15	September 16	September 21	September 30
Linked common shares	1,306,250	1,045,000	218,908	143,688	130,625	2,844,470
Trading market price	$0.88	$0.70	$0.60	$0.80	$0.91	$0.80
Expected life (years)	1.73	1.66	1.62	1.62	1.61	1.58
Equivalent volatility	97.05%	97.05%	98.44%	109.64%	111.38%	111.62%
Risk adjusted yield	12.00%	12.00%	11.09%	11.09%	11.09%	11.09%
Risk adjusted interest rate	14.44%	14.44%	14.54%	18.00%	18.00%	18.00%

NOTE 8 – LOAN PAYABLE

On May 15, 2008 Sendio entered into a three-year note payable for the purchase of a vehicle.  The note bears interest at a rate of 24.5% and is payable in 36 equal monthly installments of principal and interest of approximately $575 plus mandatory VAT and insurance.  The note is secured by the vehicle.

NOTE 9 – CAPITAL LEASE OBLIGATION

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

Our Amended and Restated Articles of Incorporation allows us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine.  No preferred shares are currently issued and outstanding.

Common stock

On May 5, 2009 we entered into an engagement letter with a vendor pursuant to which we issued 75,000 shares of common stock valued at $71,250 based on the closing market price as of that date of $0.95 per share. The fair value was recognized as general and administrative expense on the date of issuance. In addition, the engagement letter specifies the issuance of an additional 75,000 shares of common stock upon the achievement of certain performance goals by November 5, 2009.  These performance goals had not been achieved as of September 30, 2009.

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

Stock and Stock Options issued pursuant to the 2007 Stock Incentive Plan

On January 2, 2009 we made the following grants to an employee under the 2007 Stock Compensation Plan based on the closing market price as of that date of $1.10 per share:

•	We issued 100,000 shares of common stock valued at $110,000. The shares will vest based upon the achievement of certain performance milestones. These shares were forfeited on September 30, 2009.

•
We granted five-year options to purchase 150,000 shares of common stock valued at $132,707 which was calculated using the Black Scholes method and the following assumptions: volatility of 113.6%, risk free interest rate of 1.72% and an estimated life of five years.  These options were forfeited on September 30, 2009.

For the nine months ended September 30, 2009 and 2008 we recognized ($79,394) and $1,456,468, respectively, as share-based compensation related to the vesting of outstanding grants of stock and stock options.  A total of 2,250,000 unvested stock options were forfeited during the nine months ended September 30, 2009, resulting in the reversal of previously recorded share based compensation expenses on options which were forfeited. No awards were exercised during the nine months ended September 30, 2009.

There are no unvested stock options as of September 30, 2009.  We have 95,375 shares of unvested restricted stock issued in 2007 which we anticipate will vest in November, 2009 and 95,375 shares of unvested restricted stock issued in 2007 which will vest in November, 2010.  Total unrecognized compensation expense related to these unvested shares is $11,882 of which $4,570 will be recognized upon vesting in the fourth quarter of 2009 and $7,312 will be recognized ratably over the four quarters in 2010.

Warrants

On January 27, 2009 we issued a two-year warrant to a vendor to purchase 25,000 shares of common stock at an exercise price of $1.00 per share based on the closing market price as of that date.  The warrant vested monthly over the period of service from January to May, 2009.  The value of the warrant of $15,876 was recognized as marketing expense over the period of service and was calculated using the Black Scholes method and the following assumptions: volatility of 127.3%, risk free interest rate of 0.87% and an estimated life of two years.  A total of $15,876 was recognized as sales and marketing expense for the nine months ended September 30, 2009.

On March 17, 2009 we issued a three-year warrant to a vendor to purchase 150,000 shares of common stock at an exercise price of $0.75 per share based on the closing market price as of that date.  A total of 75,000 shares vest over the one year life of the agreement, with the remaining shares vesting upon the achievement of certain performance milestones.  The performance milestones were not achieved during the nine months ended September 30, 2009. The value of the warrant of $79,163 was calculated using the Black Scholes method and the following assumptions: volatility of 119.0%, risk free interest rate of 1.45% and an estimated life of three years. A total of $22,963 was recognized as an expense for the nine months ended September 30, 2009.

As discussed in Note 6, from June 6 to September 30, 2009 we issued three year warrants to purchase 1,422,235 shares of common stock at an exercise price of $0.75 per share to Full Spectrum Capital, LLC, which is controlled by R. Gale Sellers, a director and our Chief Executive Officer.

NOTE 11 – SUBSEQUENT EVENTS

We have evaluated all subsequent events through November 23, 2009, the date the nine-month period ending September 30, 2009 financial statements were issued.

See Note 5 – Commitments and Contingencies. As discussed in Note 5, Sendio did not make the payments required under the Purchase Agreement by June 30, 2009 and Sendio is in ongoing negotiations with the landlord regarding the lease agreement and the purchase agreement.  For October and November, 2009, Sendio obtained extensions of the lease pursuant to these ongoing negotiations and Sendio agreed to pay CZK 722,556 per month for rent and CZK 645,834 per month for an escrow payment. In addition, Sendio has obtained a waiver of claims against the Vu1 Guarantee, the contractual penalty and indemnification claims described in Note 5 through November 30, 2009. Although these negotiations are continuing, there can be no assurances that these negotiations will be successful.  If these negotiations are not successful, our financial condition and operations will be adversely effected.

On November 3, 2009 we issued an unsecured 10% note payable to an investor for cash in the amount of GBP 70,000 (approximately $115,000).  The note is due on November 30, 2009.

See Note 6 – Convertible Note Payable. From October 6 through November 19, 2009, Full Spectrum made additional advances under its Note for additional principal of $291,555 (including $12,555 as the Interest Prepayment and reimbursed expenses of $15,000) under the Note which is currently convertible at $0.40 per share into 728,889 shares of our common stock.  In conjunction with the advances, we issued a three-year warrant to purchase 364,444 shares of our common stock at an exercise price of $0.75 per share.

On November 19, 2009, (a) we entered into an Amended and Restated Secured Convertible Grid Promissory Note with Full Spectrum and (b) we entered into a new Secured Convertible Grid Promissory Note with SAM Special Opportunity Fund, LP (“SAM”) on the same terms as the Full Spectrum note.  Each note contemplates that Full Spectrum and SAM may make one or more cash advances to Vu1 prior to December 31, 2009, for a total potential loan not to exceed $7 million, with the exact amount to be determined by each of Full Spectrum and SAM in its sole discretion.  Also on November 19, 2009, we amended and restated our Security Agreement with Full Spectrum to add SAM as an additional secured creditor, extending to both lenders a first priority security interest in our assets as collateral security for repayment of their notes.

On November 19 and 20, 2009, we received cash advances from SAM under its note for an aggregate principal amount of $1,229,181 (including $52,931 as the Interest Prepayment and $15,000 of expenses reimbursed) which is currently convertible at $0.40 per share into 3,072,954 shares of common stock.  In connection with the loan advance from SAM, we issued to SAM three-year warrants to purchase 1,536,476 shares of Vu1 common stock at an exercise price of $0.75 per share.

The terms of the SAM note are substantially the same as the Full Spectrum note, as amended and restated.  In amending and restating the Full Spectrum note, we made the following amendments to the Full Spectrum note:

●	we extended until December 31, 2009 the date by which the holder is permitted to make additional advances to us under note;
●	we extended the date of the first required interest payment to February 1, 2010;
●	we fixed the maturity date at June 30, 2011 or such later date as mutually agreed;
●	we agreed to provide 30 days’ notice prior to any “change of control” (as defined in the note);
●
regarding events of default, we extended to 30 days (from 10 days) the grace period for delinquent interest payments, and we included a cross-default for a payment default on either the Full Spectrum note or the SAM note;

●
we clarified our obligation to prepare and file a registration statement (for the shares underlying the notes and warrants) upon an aggregate of $3 million being advanced under the Full Spectrum note and the SAM note;

●	we deleted the provision granting the holder a transferable and assignable right to make a “second loan” to us;
●	we deleted the provision granting the holder a right of first refusal regarding future financings;
●	we restricted any future transfer or assignment of the note without our prior written consent; and
●	we extended the $30,000 expense reimbursement to be not limited to attorneys fees.

The following table shows, as of November 23, 2009, (i) the net amount of cash received on advances made by Full Spectrum and SAM under their respective notes, (ii) the outstanding principal amount of each note, (iii) the total number of shares of common stock into which the notes are convertible (assuming a conversion rate of $0.40 per share) and (iv) the total number of warrants issued to Full Spectrum and SAM.  For each cash advance made under either note, the lender retains the Interest Prepayment, to be applied by the lender to the final quarterly payment of interest due under the note, or as payment of accrued and unpaid interest upon an event of default or prepayment of the note; accordingly, the outstanding principal amount for each note is calculated as the sum of the total amount of cash advances, plus the Interest Prepayments and retained expenses.

	Advances	Total Principal	Conversion Shares	Warrants
Full Spectrum	1,367,792	1,429,343	3,573,359	1,786,679
SAM	1,161,250	1,229,181	3,072,954	1,536,476
	2,529,042	2,658,524	6,646,313	3,323,155

Neither Full Spectrum nor SAM is obligated to make any additional advances to us and there are no assurances when or whether we will receive any additional amounts from either lender.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

Overview

We are focused on developing, manufacturing and selling a line of mercury free, energy efficient light bulbs based on our proprietary light-emitting technology.  For the past several years, we have primarily focused our efforts on research and development efforts for our ESL technology. In 2007 we formed Sendio s.r.o. (“Sendio”) in the Czech Republic as a wholly owned subsidiary for continued development of the bulb, and to design the manufacturing processes required for commercialization and manufacturing.  We have continued our development work on the technology and have initiated the design and implementation of the processes required to manufacture the bulb. Our efforts are presently focused on our initial planned product, the R30 sized light bulb. We also have filed a patent in October, 2009 for a linear fluorescent tube replacement, but no significant development work has begun. The continuation of our development efforts during 2009 and into 2010 depends upon our ability to raise additional capital.  The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. We have no commercial products and no revenues.

We have curtailed operations in an effort to conserve cash and our development activities were significantly reduced. Although we received net loan proceeds of approximately $1.5 million in October and November, our current cash and cash equivalents are not sufficient to support our planned operations through January 2010, even at reduced levels. See “Liquidity and Capital Resources” below.

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

Plan of Operations

Our efforts are primarily focused on our initial planned product, the R30 sized light bulb. We hope to continue our development efforts through 2009 and into 2010; however, the continuation of these efforts depends upon our ability to secure additional financing. Curtailing our operations has indefinitely delayed some of our planned development expenditures. Although we received net proceeds of $1.5 million subsequent to the end of the quarter from loans through November 23, 2009 (see Note 11 to Financial Statements), our operations have been and continue to be curtailed. We are unable to predict whether and when we will be able to resume our development or commercialization efforts as planned. The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. We have no commercial products and no revenues. If we are able to secure financing, we expect to continue to make significant expenditures developing our planned product and the related manufacturing processes in fiscal 2009 and into 2010. Our future success and operating results will depend in large part on the results of these efforts.

We previously entered into an agreement to purchase the facility presently leased by Sendio in the Czech Republic. We are using this facility to develop our ESL technology and manufacturing processes. The lease expired by its terms on June 30, 2009 and Sendio has not made any of the payments required under the Purchase Agreement from June 30, 2009 (as discussed in Notes 5 and 11 of our condensed consolidated financial statements). We will need additional funding to complete the purchase of this building. We are presently in negotiations with the seller and landlord of the building, but there can be no assurances that these negotiations will be successful. If we are not successful with these negotiations, the extension that we have obtained on our lease will expire on November 30, 2009.  This will have a material adverse effect on our operations.

Sendio had 36 engineering, technical and administrative employees at September 30, 2009 and the US Operations had one employee.

Our anticipated expenditures related to our operations for the remainder of fiscal 2009 and into 2010 will primarily depend on our ability to get financing, as well as on personnel costs and equipment needs for continued development of our light bulb and the manufacturing processes.  In addition, if we obtain financing, we anticipate we may incur additional costs related to purchases of raw materials and supplies, marketing, sales and distribution related costs, and increased administrative costs. An overall estimate of our capital expenditures is primarily dependant upon the success of our development and manufacturing results for our prototype, and as such cannot presently be estimated.  Our capital expenditures depend upon our ability to obtain additional financing.

Our anticipated costs in fiscal 2009 and into 2010 for work on our light bulb cannot be reasonably estimated due to the inherent uncertainty of the research and feasibility of the manufacturing processes. An additional project for a linear fluorescent tube replacement is planned, but its development is contingent upon the receipt of additional financing.  There can be no assurances that this development process will be successful or, if successful, that the technology will find a market and achieve sales that can sustain our operations without additional funding.

Our office space in Seattle, WA is presently leased on a month to month basis.

Results of Operations

Comparison of Results for the three months ended September 30, 2009 and 2008

Revenues

We had no revenues for the three months ended September 30, 2009 and 2008.

Research and Development Expenses

For the three months ended September 30, 2009 and 2008, we were involved in a single project to develop and commercialize our proprietary technology.  For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $173,000 to $615,000 for the three months ended September 30, 2009 compared to $788,000 for the three months ended September 30, 2008.   The decrease is related to a decrease in salaries and attendant costs and consulting fees related to the curtailing of our operations.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 and 2008 consisted of salaries and attendant costs, share based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses decreased by approximately $1,779,000 to $258,000 for the three months ended September 30, 2009 compared to $2,036,000 for the three months ended September 30, 2008.  This decrease was due primarily to decreases in share based compensation costs which were ($268,000) for the three months ended September 30, 2009 compared to $1,185,000 for the three months ended September 30, 2008.  The remaining decrease is due to reductions in salaries and consulting fees related to the curtailing of our operations.

Marketing Expenses

Marketing expenses for the three months ended September 30, 2009 and 2008 were comprised of salaries, consulting fees, market and branding research and office related expenses. Marketing expenses decreased by approximately $43,000 to $80,000 for the three months ended September 30, 2009 compared to $123,000 for the three months ended September 30, 2008.  This decrease was due primarily to decreases in consulting fees for the quarter ended September 30, 2009.

Other Income and Expense

Other income and expense for the three months ended September 30, 2009 was comprised of interest income, interest expense and derivative valuation loss.  Interest income was approximately $234 compared to $3,600 for the three months ended September 30, 2008. The decrease is due to lower average cash balances and lower interest rates for the current period.  Interest expense for the three months ended September 30, 2009 increased $115,000 to $117,000 and relates to the accrued interest and amortization of discount on the Note, Sendio’s loan and capital lease obligations as discussed in Notes 6, 7 and 8. Included in interest expense is discount amortization of $66,000 for the three months ended September 30, 2009 related to the Note.  Interest expense for the three months ended September 30, 2008 of $2,000 was related to Sendio’s loan and capitalized lease obligations.

Derivative valuation loss amounted to $1,201,720 during the three months ended September 30, 2009 (none for the three months ended September 30, 2008). Derivative valuation loss results from embedded derivative financial instruments that are required to be measured at fair value.

The following table summarizes the effect on our statement of operations related to derivative financial instruments for the three months ended September 30, 2009:

Income (expense):
Amount

Day one derivative losses	$537,501
Fair value changes	663,219
$1,200,720

The changes in the fair value of our derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults. We value our derivative financial instruments using a Monte Carlo Simulation Technique (“MCST”). The MCST was selected because this technique embodies all of the types of inputs that we expect market participants would consider in determining the fair value of equity link derivatives embedded in hybrid debt agreements. Those inputs include equity-related inputs, as well as credit risks, interest risks and redemption behaviors. Changes in these inputs will affect the carrying value of our derivative liabilities and therefore the amount of derivative valuation gain (loss) that we are required to record.

Comparison of Results for the nine months ended September 30, 2009 and 2008

Revenues

We had no revenues for the nine months ended September 30, 2009 and 2008.

Research and Development Expenses

For the nine months ended September 30, 2009 and 2008, we were involved in a single project to develop and commercialize our proprietary technology.  For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $1,891,000 to $2,075,000 for the nine months ended September 30, 2009 compared to $3,966,000 for the nine months ended September 30, 2008.   The decrease is related primarily to a decrease in rent expense at Sendio as well as the decrease in salaries and attendant costs and consulting fees related to the curtailing of our operations.  In the nine months ended September 30, 2008 we incurred a non-cash charge of approximately $1,571,000 resulting from the 6,100,000 shares we issued as payment for the initial term under the former lease of Sendio’s premises, for which no comparable current year charge exists.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2009 and 2008 consisted of salaries and attendant costs, share based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses decreased by approximately $1,629,000 to $1,606,000 for the nine months ended September 30, 2009 compared to $3,235,000 for the nine months ended September 30, 2008.  This decrease was due primarily to decreases in share based compensation costs related to the issuance and vesting of stock options to employees.  Share based compensation expense was ($93,000) compared to $1,492,000 for the nine months ended September 30, 2009 and 2008, respectively.  The remaining decrease was due to decreases in consulting fees for the nine months ended September 30, 2009.

Marketing Expenses

Marketing expenses for the nine months ended September 30, 2009 and 2008 were comprised of salaries, consulting fees, market and branding research and office related expenses. Marketing expenses increased by approximately $23,000 to $275,000 for the nine months ended September 30, 2009 compared to $252,000 for the nine months ended September 30, 2008.  This increase was due primarily to increases in non-cash costs of $23,000 related to a warrant issued to a consultant, partially offset by decreases in consulting fees for the nine months ended September 30, 2009.

Other Income and Expense

Other income and expense for the nine months ended September 30, 2009 was comprised of interest income, interest expense and derivative valuation loss.  Interest income was approximately $3,000 compared to $9,000 for the nine months ended September 30, 2008. The decrease is due to lower average cash balances and lower interest rates for the current period.  Interest expense for the nine months ended September 30, 2009 was $134,000 and relates to the interest and amortization of discount on the Note, Sendio’s loan and capital lease obligations as discussed in Notes 6, 7 and 8.  Included in interest expense is discount amortization of $75,000 for the nine months ended September 30, 2009 related to the Note. Interest expense for the nine months ended September 30, 2008 of $2,000 was related to Sendio’s loan and capitalized lease obligations.

Derivative valuation loss amounted to $1,200,720 during the nine months ended September 30, 2009 (none for the nine months ended September 30, 2008). Derivative valuation loss results from embedded derivative financial instruments that are required to be measured at fair value.

The following table summarizes the effect on our statement of operations related to derivative financial instruments for the nine months ended September 30, 2009:

Income (expense):
Amount

Day one derivative losses	$537,501
Fair value changes	663,219
$1,200,720

The changes in the fair value of our derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults. We value our derivative financial instruments using a Monte Carlo Simulation Technique (“MCST”). The MCST was selected because this technique embodies all of the types of inputs that we expect market participants would consider in determining the fair value of equity link derivatives embedded in hybrid debt agreements. Those inputs include equity-related inputs, as well as credit risks, interest risks and redemption behaviors. Changes in these inputs will affect the carrying value of our derivative liabilities and therefore the amount of derivative valuation gain (loss) that we are required to record.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $19,000 as of September 30, 2009 and are not sufficient to support our reduced levels of operations.  In October and November, 2009 Full Spectrum advanced an additional $279,000 under their Note. In addition, we received net proceeds of $115,000 from the issuance of an unsecured note payable and net proceeds of $1,161,250 from SAM. These are described more fully in Note 11 to the condensed consolidated financial statements.

We anticipate that with our remaining cash and cash equivalents and the loan proceeds described above, we will be able to fund our curtailed operations into January, 2010. In March 2009, we engaged an investment banker to assist us with our fundraising efforts, but we have not yet been successful in obtaining financing.

We expect to continue to seek additional financing in 2009 and into 2010 to fund our planned operations and research and development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. There can be no assurances that further cash advances, when and if made, will be sufficient to sustain our required levels of operations.

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

All of our assets are currently held as collateral to secure repayment of the promissory notes payable to Full Spectrum and SAM.  (See Note 6 and 11 to our consolidated financial statements).  In the event that we cease operations or are otherwise unable to repay the note as it becomes due, Full Spectrum and SAM will have full rights as secured creditors with respect to our assets, including the right to take control of our assets, sell the assets at a public or private sale, or take any other action permitted by applicable law.

If we cease operations or file for protection under the bankruptcy laws, any cash and assets we have would be used first to satisfy claims of creditors and to discharge liabilities.  We cannot predict whether our stockholders would receive any return on their shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective at September 30, 2009.

In connection with its review of our quarterly results for the period ended September 30, 2009, our independent auditor identified a material adjustment that was required to recognize the effect of the down round provision of the Note as discussed in Note 6 to the condensed consolidated financial statements.  As a result, we have concluded that there is a material weakness regarding the process surrounding the identification and analysis of potential derivative elements contained in our agreements and contracts.  We are currently evaluating how to effectively remediate this material weakness.  In this regard, we continue to review our disclosure controls and procedures, including our internal control over financial reporting, and intend to make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2009 we issued 44,800 shares of common stock to an employee upon their termination for services valued at $22,400.

ITEM 5. OTHER INFORMATION

On November 19, 2009, (a) we entered into an Amended and Restated Secured Convertible Grid Promissory Note with Full Spectrum Capital LLC (“Full Spectrum”), and (b) we entered into a new Secured Convertible Grid Promissory Note with SAM Special Opportunity Fund, LP (“SAM”) on the same terms as the Full Spectrum note.  Each note contemplates that Full Spectrum and SAM may make one or more cash advances to Vu1 prior to December 31, 2009, for a total potential loan not to exceed $7 million, with the exact amount to be determined by each of Full Spectrum and SAM in its sole discretion.  Also on November 19, 2009, we amended and restated our Security Agreement with Full Spectrum to add SAM as an additional secured creditor, extending to both lenders a first priority security interest in our assets as collateral security for repayment of their notes.

On November 19 and 20, 2009, we received cash advances from SAM under its note for an aggregate $1,229,181 including $52,931 of prepaid interest and $15,000 of expenses reimbursed which is currently convertible at $0.40 per share into 3,072,954 shares of common stock..  In connection with the loan advance from SAM, we issued to SAM a three-year warrant to purchase 1,536,476 shares of Vu1 common stock at an exercise price of $0.75 per share.

The terms of the SAM note are substantially the same as the Full Spectrum note, as amended and restated.  In amending and restating the Full Spectrum note, we made the following amendments to the Full Spectrum note:

●	we extended until December 31, 2009 the date by which the holder is permitted to make additional advances to us under note;
●	we extended the date of the first required interest payment to February 1, 2010;
●	we fixed the maturity date at June 30, 2011 or such later date as mutually agreed;
●	we agreed to provide 30 days’ notice prior to any “change of control” (as defined in the note);
●
regarding events of default, we extended to 30 days (from 10 days) the grace period for delinquent interest payments, and we included a cross-default for a payment default on either the Full Spectrum note or the SAM note;

●
we clarified our obligation to prepare and file a registration statement (for the shares underlying the notes and warrants) upon an aggregate of $3 million being advanced under the Full Spectrum note and the SAM note;

●	we deleted the provision granting the holder a transferable and assignable right to make a “second loan” to us;
●	we deleted the provision granting the holder a right of first refusal regarding future financings;
●	we restricted any future transfer or assignment of the note without our prior written consent; and
●	we extended the $30,000 expense reimbursement to be not limited to attorneys fees.

Copies of the amended and restated Full Spectrum note, the SAM note and the Amended and Restated Security Agreement are included as Exhibits 10.1, 10.2 and 10.3, respectively, to this Form 10-Q.  The foregoing summary of the amendments to the notes is qualified in its entirety to the complete text of the notes.  Readers are also encouraged to review our prior filings with the Securities and Exchange Commission that describe the other material terms of the note, security agreement and warrants, including, without limitation, our Form 8-K dated June 8, 2009 and Form 8-K dated September 1, 2009.

The following table shows, as of November 23, 2009, (i) the total amount of cash advances made by Full Spectrum and SAM under their respective notes, (ii) the outstanding principal amount of each note, (iii) the total number of shares of common stock into which the notes are convertible (assuming a conversion rate of $0.40 per share) and (iv) the total number of warrants issued to Full Spectrum and SAM.  For each cash advance made under either note, the lender retains an amount equal to one interest payment (three months’ interest), to be applied by the lender to the final quarterly payment of interest due under the note, or as payment of accrued and unpaid interest upon an event of default or prepayment of the note; accordingly, the outstanding principal amount for each note is calculated as the sum of the total amount of cash advances, plus the retained interest payments.

	Advances	Total Principal	Conversion Shares	Warrants
Full Spectrum	1,367,792	1,429,343	3,573,359	1,786,679
SAM	1,161,250	1,229,181	3,072,954	1,536,476
	2,529,042	2,658,524	6,646,313	3,323,155

Neither Full Spectrum nor SAM is obligated to make any additional advances to us and there are no assurances when or whether we will receive any additional amounts from either lender.

ITEM 6.	EXHIBITS

10.1	Amended and Restated Secured Convertible Grid Promissory Note dated November 19, 2009 by and between the Company and Full Spectrum Capital LLC

10.2	Secured Convertible Grid Promissory Note dated November 19, 2009 by and between the Company and SAM Special Opportunity Fund L.P.

10.3	Amended and Restated Security Agreement dated November 19, 2009 by and among the Company, Full Spectrum Capital LLC and SAM Special Opportunity Fund L.P.

31.1	Rule 13a-14(a)/15d-14(a) Certification of R. Gale Sellers, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries, Chief Financial Officer

32.1	Certification of R. Gale Sellers, CEO, and Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VU1 CORPORATION
(Registrant)

Dated: November 23, 2009

By:	/s/ R. Gale Sellers
R. Gale Sellers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)