Form 10-K
period 2009-12-31
Vu1 CORP
filed 2010-04-15
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO________________

Commission file number 0-21864

Vu1 CORPORATION
(Exact name of registrant as specified in its charter)

California	84-0672714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

557 ROY ST., SUITE 125, SEATTLE, WA	98109
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

The aggregate market value of the issuer’s voting stock held by non-affiliates on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $45,034,254 based on the average of the bid and ask prices of such stock on that date of $0.77, as reported on the OTC Bulletin Board.

On April 15, 2010 there were 86,152,246 shares of Registrant’s common stock, no par value, issued and outstanding.

Documents Incorporated By Reference:    None

TABLE OF CONTENTS

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Company” are to Vu1 Corporation, Sendio, s.r.o., our Czech subsidiary, and our inactive subsidiary Telisar Corporation.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements. All statements other than statements of historical fact, including statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “target,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

For a discussion of these and other factors that may affect our business, results and prospects, see “ITEM 1. OUR BUSINESS” and “ITEM 1A.  RISK FACTORS.” Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.  Except as required by federal securities laws, we do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

PART I

ITEM 1.  BUSINESS

Overview

Vu1 has created a new energy efficient incandescent quality lighting technology we call Electron Stimulated Luminescence™ (“ESL™”).  ESL utilizes existing light bulb shapes and is designed to be a cost effective, energy efficient light bulb retro-fit solution. Vu1 Corporation is focused on developing, manufacturing and selling energy efficient, mercury free, light bulbs based on our proprietary light-emitting ESL technology. For the past several years, we have primarily focused our efforts on research and development efforts for our ESL technology. In 2007 we formed Sendio s.r.o. (“Sendio”) in the Czech Republic as a wholly owned subsidiary for continued development of the bulb, and to design the manufacturing processes required for commercialization and manufacturing.  During 2008 and 2009, we continued our development work on the technology and have initiated the design and implementation of the processes required to manufacture the bulb. Our efforts are presently focused on our initial planned product, the R30 sized light bulb and anticipate that the development efforts will continue in 2010. The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors.

We are a California corporation, originally incorporated on August 30, 1996 under the name Telegen Corporation.  On May 22, 2008 we amended our articles of incorporation to change our name to Vu1 Corporation.  Our shares of common stock are presently quoted on the OTC Bulletin Board under the symbol “VUOC”.  Our corporate offices are located at 557 Roy Street Suite 125, Seattle, WA 98109 and our telephone number is 888-985-8881.  Our web site can be found at www.vu1.com.

Products Under Development, Our Proprietary Technology and Our Research and Development Efforts

In 2009, we focused our U.S. and Czech Republic development efforts on the application of ESL technology on the requirements of our initial planned product, an R30 sized light bulb. The R30 size bulb is used primarily in lighting fixtures that are recessed in the ceiling of commercial and residential buildings and are commonly referred to as “recessed can fixtures”. During the third quarter of 2009, these efforts have resulted in the production of our first R30 size light bulb prototype utilizing ESL technology which is able to function in a standard household lighting fixture. Upon achieving this milestone, our development efforts were shifted to our Sendio manufacturing facility. We are continuing to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the bulb. We are presently working with an independent laboratory in the Czech Republic regarding certification in the European Union and have initiated discussions in the U.S. regarding certification, although no formal submissions of a final product to these laboratories have been made.  Our primary focus is to continue to refine the technology and develop the manufacturing processes for the R30 sized light bulb; however, as resources allow, we are also initiating methods research and manufacturing proof of concept prototypes on other bulb shapes such as R40, R25, A19 and linear fluorescent tube utilizing our proprietary ESL technology.  The key design features of our planned light bulb are that it be energy efficient, fully dimmable, illuminates immediately when switched on and have a color quality that is warm and similar to incandescent light.  In addition, our light bulb does not contain mercury, a feature which will ease disposal.  In addition, our light bulb will not have the drawbacks of the current energy-efficient light bulb solutions.

We are continuing to refine the design of our planned product to maximize its efficiency, and we expect there will be adjustments to our current designs. We may not be able to successfully develop the full feature set for our planned light bulb, obtain the necessary certifications or commercially manufacture our planned product.

Our emphasis on the development of our planned product, the additional manufacturing processes required and commercial manufacturing, distribution, marketing and branding and the development of sales channels surrounding our light bulb will command management’s primary attention during fiscal 2010.  It will also comprise the primary use of our limited financial resources. In 2010, our success will depend on our ability to develop our planned product that meets industry standards, obtain commercial manufacturing, generate market awareness and acceptance of our planned products, protect our technology through patents and trade secrets, and obtain funding to finance our operations.  If we are unable, for technological, financial, competitive, or other reasons, to successfully meet these factors, our business and operations will be materially adversely affected.

The Lighting Industry

We believe the primary market for our planned light bulb is the commercial and residential General Illumination Market, where incandescent, halogen, compact fluorescent (“CFL”) and Light  Emitting Diode (“LED”) light emitters are utilized.  In recent years, the industry has shifted to more energy efficient lighting solutions in an effort to conserve electricity.  This market shift is being mandated to some degree by legislation in the U.S. and internationally.  The U.S. has passed legislation intended to phase out the use of the incandescent light bulb beginning in 2012, with a full phase out in 2014.  Similar legislation has been passed by EU Energy Ministers, as well as in Canada, Australia and Ireland.

Target Markets

Initially, Vu1 will intend to target the US R30/R40 reflector light bulb market.  According to recent reports, the U.S. residential market is comprised of 800 million recessed can lights with over 140 million bulbs sold per year (“CFL Market Profile”, U.S. Department of Energy, March 2009 and “A Review of the Reflector Compact Fluorescent Lamps Technology Procurement Program: Conclusions and Results” Pacific Northwest National Laboratory, May 2008).

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

Our Intellectual Property, Patents and Proprietary Rights

We are developing the necessary documentation, and we have applied for patent protection on our proprietary light-emitting technology.  We have filed a total of 9 U.S. patent applications and related international patent filings, and we expect to apply for additional patent protection on our technology and our manufacturing processes both domestically and internationally in the future.  We believe that our technology has unique aspects that are patentable; however, there can be no assurances that any patent will be issued or if issued that it will be defensible.

We protect our intellectual property rights through a combination of trademark, copyright, trade secret laws and other methods of restricting disclosure, and requiring our independent consultants, strategic vendors and suppliers to sign non-disclosure agreements as well as an assignment of inventions agreements when appropriate.

Regulatory Issues and Industry Certification

Any commercial light bulb product that we develop will require certifications from an independent third party testing laboratory prior to their sale.  There is presently no Energy Star® certification standard for our ESL technology and we do not know if one will be developed or if we will qualify under existing standards.  In addition, we may be subject to other certifying agencies and other regulatory approvals. The approvals and certifications required will be determined based upon the market that we enter.  We are designing our light bulb to meet the standards for certification from independent third party laboratories, and we intend to submit an application to the appropriate testing laboratory once we have completed the necessary development and manufacturing processes required to obtain certification.  We are presently working with an independent laboratory in the Czech Republic regarding certification in the European Union and have initiated discussions in the U.S. regarding certification, although no formal submissions to these laboratories have been made.  We cannot predict whether we will obtain certification from an independent third party testing laboratory or any other regulatory agency.

Competition

This market segment is highly competitive and traditionally dominated by several large competitors such as General Electric Company, Phillips Electronics NV, Osram Sylvania.  These entities possess far more substantial financial, human and other resources than we do. There also are hundreds of small manufacturers of low end products – many inexpensive and often poor performing CFL bulbs.  Many companies are now developing products utilizing LED technology.  Philips spent over $4 billion acquiring LED technology companies in 2008.  As energy efficient technologies are adopted it is likely that the industry will continue to be dominated by large competitors who will often outsource manufacturing to smaller companies. Research will continue on incandescent type technologies such as Halogen Infrared Reflecting.  Abandoned technologies such as induction lighting may temporarily re-emerge.  Over the last three years in meetings with electric utilities, Department of Energy consultants, electrical distributors and major retailers, we have not identified any competitors with a similar technology to ESL.

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

Research and Development

We have spent an aggregate of approximately $7.86 million during fiscal 2009 and 2008 in our development efforts.  In addition, we have acquired manufacturing equipment for approximately $0.6 million.  See “Products Under Development, Our Proprietary Technology and Our Research and Development Efforts” above.

Manufacturing

Our manufacturing facility is located in the Czech Republic, and is operated through our wholly-owned subsidiary, Sendio s.r.o.  We are using this facility to develop our ESL technology and manufacturing processes.  As of December 31, 2009, we had 39 employees at our Sendio facility.

The facility is a 75,000 square foot building located in the city of Olomouc in the Czech Republic.  We currently lease the premises, and in 2008 we entered into an agreement with the landlord to purchase the facility, which we amended in 2009. Before we can complete the purchase, we will need to obtain adequate financing.  See “Item 2.  Properties” for a discussion of our current lease and purchase agreement for this facility.

The Sendio facility includes development facilities and a customized production line which, when all manufacturing processes are completed, we intend to use for the production of our R30 size light bulb.  We have estimated the existing production line to have an annual capacity of up to 6 million bulbs.  In addition, we have planned future expansion capacity, including two additional production lines, one with an estimated 10 million bulb annual capacity and one with a further estimated 20 million bulb annual capacity.  Before we can initiate high volume manufacturing in this facility, we anticipate that we will need to obtain and install additional equipment.

We currently plan to begin limited production of our bulbs for evaluation in the third quarter of 2010.  This schedule is subject to many factors outside of our control including:

●	unanticipated delays and expenses affecting our ongoing development efforts;
●	our ability to raise financing to fund operations and planned commercialization;
●	results of independent, third-party testing of our bulbs;
●	the availability of raw materials and equipment for manufacturing.

Environmental Compliance

We will be subject to certain environmental requirements and laws in the Czech Republic that have been identified related to our manufacturing processes.  We have obtained the necessary permits required for the current development operations of the facility in the Czech Republic. We may be subject to additional environmental requirements in the future.

Marketing, Sales and Distribution

During 2009 we continued our marketing initiatives to determine our initial marketing strategy and research and to begin branding and corporate positioning issues.  Our marketing efforts have included market research to determine market size, competition, product features, consumer attitudes, pricing, certifications, government agencies, grants, target channels and retailers, branding and creation of initial marketing collateral. We have also had strategic meetings with certain retailers, utilities and potential channel and distribution partners to determine levels of interest in our light bulb and the underlying technology.  We believe that the results of these meetings were positive but no agreements have been entered into.

Twenty states have enacted Conservation Improvement Programs (“CIP”).  Through a CIP, electric and natural gas utilities are required to invest a portion of their state revenues in projects designed to reduce their customers' consumption of electricity and natural gas, and to generally improve resource efficiency.  One form of CIP investment is conducting “give-aways” of energy efficient lighting products.  Alternatively, some states provide cash rebates to light bulb manufacturers, stores or directly to the consumer. Vu1 has met with a number of utilities and utility groups to determine interest in the promotion of ESL energy efficient bulbs.  We believe that the results of these meetings were positive but no agreements have been entered into.

In March, 2009 we entered into an agreement with Integrated Sales Solutions, Inc. “ISS” to enhance our capabilities in designing and establishing sales strategy and distribution channels with retail, electrical utilities, electrical distributors and government agencies. ISS will also advise and assist in defining logistics, warehousing, finished good requirements, distribution, packaging, merchandising, and support for our ESL bulbs, including product training within customer organizations.  We intend to work closely with ISS to develop programs aimed at further developing these channels and potential distribution partnerships.

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

Our technology has been featured on the Discovery Channel web site, Popular Science web site, CNET web site and on the New York Times web site.

Employees

As of December 31, 2009 we had 39 full time employees in the Czech Republic through our subsidiary Sendio.  In addition, our Chief Marketing Officer, T. Ron Davis was our only full time employee in the United States. Our other executive officers, Richard Herring, R. Gale Sellers and Matthew DeVries are consultants.

We have routinely used consultants in our U.S. operations and strategic vendors on a work for hire contract basis. Any additional full time employees in the United States or the Czech Republic during 2010 will be dependent upon obtaining additional funding.

ITEM 1A.  RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business and an investment in our stock.

Risk Factors Relating to Our Company and Our Business

We are a research and development company. We have a limited operating history, we have generated no revenues, and it is difficult to evaluate our business and prospects.  We received a going concern qualification in our 2009 audit.

We have been engaged in the research and development of our energy efficient, mercury free light bulbs since May 2004, and have incurred significant operating losses.  We have not completed the design and manufacture of our product prototype and have not commenced commercial manufacturing.  We have not generated any revenues and we depend on third-party financing to fund operations. We have no operating history upon which an investor can evaluate our business and prospects, and we may never be successful or achieve profitability.

Peterson Sullivan, LLP, our independent registered public accounting firm, in their opinion on our financial statements for the year ended December 31, 2009, raised substantial doubt about our ability to continue as a going concern due to our net losses and negative cash flows from operations and other factors.  For further information, see Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

As a result of the Convertible Grid Promissory Notes we entered into with Full Spectrum Capital, LLC (“Full Spectrum”) and Smith Asset Management, LP (“SAM”), we have a significant amount of debt. We may not be able to generate sufficient cash to service or repay all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. Our substantial indebtedness could adversely affect our business, results of operations, cash flows and financial condition.

During 2009, we entered into Notes with Full Spectrum and SAM. As a result of these Notes, we have significant indebtedness and substantial debt service requirements. Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flows in the future. Our ability to generate cash is subject to our ability to obtain additional financing and our future operating performance of technology still under development. If our cash flows are insufficient to fund our debt service or repayment obligations, we may be forced to reduce or delay future operating and capital expenditures, restructure or refinance all or a portion of our indebtedness, or incur additional debt. There is no assurance that we would be able to take any of these actions on commercially reasonable terms or at all. There is also no assurance that these actions would be successful and permit us to meet our scheduled debt service or repayment obligations or that these actions would be permitted under the terms of our existing or future debt agreements. Moreover, the Notes restrict our ability to dispose of assets and use the proceeds from the disposition.

If we cannot make scheduled payments on our debt, or if we otherwise breach the terms of the Notes or related agreements, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	our debt holders could exercise their rights and remedies against the collateral securing the debt; and

•	we could be forced into bankruptcy or liquidation.

We need significant additional financing in fiscal 2010.  Our business may fail if we are unable to obtain financing for our working capital needs.

Our cash of $366,303 as of December 31, 2009 is not sufficient to support our operations through fiscal 2010 and we need additional financing.  During 2010, we expect to continue to incur operating losses as we continue development expenditures on our light bulb technology, pursue product production, and seek to establish marketing and sales and distribution capabilities.  Our ability to implement our business plan for 2010 and our future operations will be significantly impaired or delayed if we are unable to secure financing in the amounts and at the times needed to fund our working capital.  We may seek to obtain funds through equity or debt financings, as well as through strategic financial partners.  Such financing may not be available to us, or may only be available on financially unattractive terms or in insufficient amounts.  If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations.  Our auditors added an explanatory paragraph to their opinion on our fiscal 2009 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

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

We have experienced significant delays in executing our business plan.  These delays are attributable to a number of factors, including:

●	unanticipated difficulties and increased expenses in developing our technology;
●	unanticipated difficulties in our manufacturing processes; and
●	our inability to obtain funding in a timely manner.

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

Under our purchase agreement for the Sendio manufacturing facility in the Czech Republic, Sendio is required to make significant payments totaling approximately $9 million by June 30, 2011.  We currently do not have the funds to pay the balance of the purchase price, and we will need to obtain financing to fulfill our obligations under the purchase agreement.  If we are unable to obtain the financing, we will need to negotiate with the landlord to extend the closing date of the building or extend the lease beyond its current term of June 30, 2011.

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

We incurred losses in fiscal 2009 of $7,582,690 and have an accumulated deficit of $65,873,319  as of December 31, 2009. We cannot predict when or whether we will ever generate a profit or otherwise establish a return on invested capital.  We may never be profitable.  Our business strategies may not be successful and we may never generate significant revenues or profitability, in any future fiscal period or at all.

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

In addition, we could experience significant changes in fair value measurements resulting from the application of ASC 815 to our convertible promissory note and warrant financing arrangements and ASC 718-10 for our share-based payment arrangements.

We face currency risks associated with fluctuating foreign currency valuations.

With our operations in the Czech Republic through Sendio, Sendio’s accounts, which currently primarily consist of lease payments, compensation, and other R&D and administration expenses, are denominated in the Czech Koruna (CZK) and the EUR.  An increase in the value of the CZK and EUR in relation to the U.S. dollar would have an adverse effect on our operating expenses.  In addition, we may engage in business in other countries, including in the European Union, and our operating results will be subject to fluctuations in the value of those currencies against the U.S. dollar.  In addition, the financial statements for our Czech subsidiary are denominated in the CZK; accordingly, on a consolidated financial statement reporting basis, these numbers are translated into U.S. dollars and are affected by currency conversion rates.  As of December 31, 2009, we have not entered into foreign currency contracts or other currency related derivatives to mitigate the potential impact of foreign currency fluctuations.

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

We face intense competition.

The lighting industry is very competitive and we expect this competition to continue to increase.  The General Illumination Market segment within the lighting industry is dominated by a number of well-funded multi-national companies, such as General Electric Company, Phillips Electronics NV and Osram Sylvania, that have established products and are developing new products that compete with the products we are developing. We may not be able to compete effectively against these or other competitors, most of whom have substantially greater financial resources and operating experience than us. Many of our current and future competitors may have advantages over us, including:

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

We are designing our products to be UL® or ETL compliant and intend to seek Energy Star® certification, as well as appropriate certifications in the European Union and in other countries.  UL® or ETL compliance certification is a key standard in the lighting industry, and if we fail to obtain and maintain this standard we may not have any market interest for our products.  We may not obtain this certification or we may be required to make changes to our light bulbs, which would delay our commercialization efforts and would negatively harm our business and our results of operations.

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

The Convertible Grid Promissory Notes we entered into with Full Spectrum and SAM contain conversion rights which contain a “down round” provision, which if triggered, may dilute our shareholders.

The Notes issued to Full Spectrum and SAM are convertible at the lesser of $0.40 per share or on the same terms as a future equity or convertible debt financing approved by the Board. If this down round provision is triggered in a future financing, our shareholders percentage interest in the Company will be diluted.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not affiliated with us and has satisfied a six-month holding period may sell its shares without restriction.  An affiliate of our Company may also, under certain circumstances, sell within any three-month period a number of shares which does not exceed 1% of the then outstanding shares of common stock following the six month holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

Any equity-based financings will dilute our stockholders.

We need to raise additional financing in fiscal 2010.  If we raise funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

Corporate Headquarters – Seattle, Washington

Our corporate headquarters consisting of approximately 1,300 square feet, are located in Seattle, Washington which we lease on a month-to-month basis for total rent per month of $1,530.

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

Effective December 9, 2008 Sendio entered into an agreement (the “Purchase Agreement”) to purchase the facilities in the Lease from the landlord. The purchase price for the Premises is CZK 179,000,000 (approximately $9.0 million USD) (the “Purchase Price”) and the scheduled closing date for ownership transfer anticipated in the Purchase Agreement was July 1, 2009. The deposit Sendio paid on May 29, 2008 under the Lease for CZK 4,000,000 was considered an advance on the Purchase Price. We have recorded this amount as a non-current asset as a deposit on building purchase in the accompanying balance sheets as of December 31, 2009 and 2008. The remaining balance of the Purchase Price was payable by means of an escrow account, with payments totaling CZK 175,000,000 originally scheduled to be made to an escrow account in installments, all of which were due June 30, 2009.

Also effective December 9, 2008, as additional inducement for the landlord to enter into the Purchase Agreement, Vu1 entered into a Deed of Guarantee with the landlord under which it guaranteed up to CZK 13,500,000 of  the CZK 175,000,000 aggregate payments by Sendio under the Purchase Agreement.  The guarantee expires upon full payment by Sendio of this amount.

Sendio did not make the first payment of CZK 11,000,000 due on February 28 and, on March 3, 2009 Sendio and the landlord of the building premises in the Czech Republic amended the payment terms under the Purchase Agreement (“Amendment No. 1”).  Under Amendment No. 1, Sendio paid CZK 1,000,000 into the escrow account on March 10, 2009 and deferred the payment under the original payment schedule.  Sendio did not make the payments under the revised payment schedule, and we entered into negotiations with the seller to revise the terms of the Purchase Agreement.

Pursuant to these negotiations, Sendio obtained month to month extensions for each month of the lease pursuant to these ongoing negotiations and Sendio agreed to pay CZK 722,556 per month for rent and CZK 645,834 per month for an escrow payment for July through November, 2009.

On December 2, 2009 Sendio executed a new lease agreement (the “New Lease Agreement”) for its existing office and manufacturing facilities in the Czech Republic. The New Lease Agreement commenced on December 1, 2009 and specifies annual rent of CZK 13,365,000 plus applicable VAT taxes (CZK 1,113,750 per month), less amounts paid by existing tenants in the building.  The present rent is CZK 719,556 per month after offset of the amounts paid by existing tenants and will increase should the existing tenants vacate the premises by the amount paid by the vacating tenant.  The New Lease Agreement expires on June 30, 2011. Sendio is responsible for utilities, maintenance and certain other costs as defined in the lease.

In addition on December 2, 2009 Sendio executed an amendment to the purchase agreement (“Amendment No. 2”) for the facilities.  Under Amendment No. 2, Sendio agreed to payments of the remaining purchase price of CZK 170,770,830 as follows:

•	Payment of CZK 2,167,668 to the escrow account related to the purchase of the building. This payment was made by Sendio.

•
Payments totaling CZK 12,270,846 payable in 19 monthly installments beginning December 1, 2009 of CZK 645,834 through June 30, 2011 into the escrow account.  The first installment of 645,834 was made by Sendio in December 2009.  If any required installment is not made timely as defined in the agreement, the seller is entitled to claim a contractual fine of 60% per year on the past-due amount.

•
Payment of the remaining purchase price of CZK 156,332,316 into the escrow account on or prior to June 30, 2011.  If any required installment is not made timely as defined in the agreement, the seller is entitled to claim a contractual fine of 36% per year on the past-due amount.

Under the Amendment No. 2, the seller specifically waived any claims for contractual penalties, damages or other costs arising out of any defaults by Sendio under the purchase agreement occurring prior to November 30, 2009.  However, in the event of future breaches or claims under the purchase agreement by Sendio, Amendment No. 2 provides that the seller may be able to claim contractual penalties of CZK 17,500,000 for defaults prior to June 30, 2009.

Amendment No. 2 also specifies that the seller has the right to withdraw from the purchase agreement and impose contractual fines in the aggregate amount of up to CZK 26,000,000 (which amount includes the CZK17,500,000 for defaults prior to June 30, 2009 described above) in the event that Sendio does not make any installment payment timely.  The seller has the right to collect these from amounts deposited in escrow.

ITEM 3. LEGAL PROCEEDINGS

We have no pending legal proceedings.

ITEM 4. RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are presently quoted on the OTC Bulletin Board under the symbol VUOC. Listed below are the high and low sale prices for the shares of our common stock during the years ended December 31, 2009 and 2008. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2008
First Quarter (ended March 31, 2008)	$0.53	$0.27
Second Quarter (ended June 30, 2008)	0.60	0.29
Third Quarter (ended September 30, 2008)	1.44	0.49
Fourth Quarter (ended December 31, 2008)	1.40	0.90

Fiscal 2009
First Quarter (ended March 31, 2009)	$1.13	$0.70
Second Quarter (ended June 30, 2009)	1.41	0.70
Third Quarter (ended September 30, 2009)	0.91	0.40
Fourth Quarter (ended December 31, 2009)	0.80	0.47

As of December 31, 2009, there were 86,152,246 shares issued and outstanding and approximately 733 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name. No dividends have ever been paid to holders of our common stock, and we do not anticipate paying dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 26, 2007, our Board of Directors approved the Vu1 Corporation 2007 Stock Incentive Plan (the “Plan”).   The stockholders approved the Plan on May 22, 2008.  A total of 10,000,000 shares of our common stock were authorized for issuance under the Plan.  The following table gives information as of December 31, 2009, the end of the most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options, warrants and rights under the Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans not approved by security holders	-	-	-

Equity compensation plans approved by security holders	4,796,875	$0.61	2,991,875
Totals	4,796,875	$0.61	2,991,875

A description of the Plan can be found in Note 12 to the financial statements contained in this report on Form 10-K.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal year ended December 31, 2009, which were not registered under the Securities Act.

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

On December 3, 2009 we issued 158,750 shares of common stock valued at $103,188 or $0.65 per share based on the closing market price for our common stock as of that date to three vendors as compensation for services.  The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

On December 3, 2009 we issued 174,054 shares of common stock at a price of $0.40 per share to six vendors in settlement of past due accounts payable totaling $69,622.  The shares were offered and sold pursuant to the exemption from registration under Section 4(2) of the Securities Act.

We made the following stock option grants and stock awards for the year ended December 31, 2009 from the Plan.  These option grants were made to employees, directors and consultants pursuant to the exemption from registration under Section 4(2) of the Securities Act.

•
On January 2, 2009 we issued 100,000 shares of common stock to an employee valued at $110,000 or $1.10 per share based on the closing market price as of that date.  The shares did not vest and the stock was returned to the Plan.

•
On January 2, 2009 we granted five-year options to purchase 150,000 shares of common stock at an exercise price of $1.10 per share based on the closing market price as of that date.  The options expired unexercised during 2009.

•
On December 18, 2009 we granted ten-year options to purchase 250,000 shares of common stock to a consultant for services at an exercise price of $0.63 per share based on the closing market price as of that date.

•	On December 18, 2009 we granted 54,000 shares of common stock to employees for services valued at $34,020 or $0.63 per share based on the closing market price for our common stock as of that date.

•
On December 30, 2009 we granted ten-year options to purchase 375,000 shares of common stock to certain officers and directors as compensation at an exercise price of $0.65 based on the closing market price as of that date.

•
On December 30, 2009 we granted ten-year options to purchase 150,000 shares of common stock to certain officers in lieu of cash compensation at an exercise price of $0.65 based on the closing market price as of that date.

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

At December 31, 2009 our independent registered public accounting firm, Peterson Sullivan, LLP has raised substantial doubt about our ability to continue as a going concern. See Note 3 to our Consolidated Financial Statements.

Overview

We are focused on developing, manufacturing and selling a line of mercury free, energy efficient light bulbs based on our proprietary light-emitting technology.  For the past several years, we have primarily focused our efforts on research and development efforts for our ESL technology. In 2007 we formed Sendio s.r.o. (“Sendio”) in the Czech Republic as a wholly owned subsidiary for continued development of the bulb, and to design the manufacturing processes required for commercialization and manufacturing.  During 2008 and 2009, we have continued our development work on the technology and have initiated the design and implementation of the processes required to manufacture the bulb. Our efforts are presently focused on our initial planned product, the R30 sized light bulb. We anticipate that the development efforts will continue in 2010. The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. During fiscal 2009, we had no commercial products and no revenues.

Our independent registered public accounting firm has issued a “going concern” statement in its report on our financial statements for the fiscal year ended December 31, 2009, stating that we had a net loss and negative cash flows from operations in fiscal 2009, and that we have an accumulated deficit.  Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this going-concern uncertainty.

Our cash as of December 31, 2009 are not sufficient to support our operations through fiscal 2009 and it will be necessary for us to seek additional financing.  See “Liquidity and Capital Resources” below.

Plan of Operations

Our efforts are presently focused on our initial planned product, the R30 sized light bulb. We anticipate that the development efforts will continue in 2010 to support initial production for evaluation that is planned to begin in the third quarter of 2010. The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. During fiscal 2009, we had no commercial products and no revenues.  We expect to continue to make significant expenditures developing our planned product, obtaining product certification and the related manufacturing processes in fiscal 2010. Our future success and operating results will depend in large part on the results of these efforts.

We will need to raise additional capital through debt or equity financings in 2010 to support our operations. We have entered into an agreement to purchase the facility presently leased by Sendio in the Czech Republic.  See Item 2, Properties.  We are using this facility to develop our ESL technology and manufacturing processes.  We will need additional funding to complete the purchase of this building.

Our anticipated expenditures related to our operations in fiscal 2010 will primarily depend on personnel costs and additional equipment needs for continued development of our light bulb and the manufacturing processes.  In addition, we anticipate we will incur substantial costs related to the planned production in third quarter of 2010 related to purchases of raw materials and supplies, marketing, sales and distribution related costs, and increased administrative costs. An overall estimate of our capital expenditures is primarily dependent upon the success of our development and manufacturing results for our prototype, and as such cannot presently be estimated.  Any additional capital expenditures will be dependent upon our ability to obtain additional financing.

Sendio had 39 engineering, technical and administrative employees at December 31, 2009 and the US Operations had a single employee.

Any employees added for either Sendio or in the US operations will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

Our anticipated costs in fiscal 2010 for the completion of our light bulb cannot be reasonably estimated due to the inherent uncertainty of the research and feasibility of the manufacturing processes. No additional projects are planned, but there can be no assurances that changes to this plan will not occur.  There can be no assurances that this development process will be successful or, if successful, that the technology will find a market and achieve sales that can sustain our operations without additional funding.

Results of Operations for the Fiscal Years ended December 31, 2009 and 2008

No Revenues

We recognized no revenues in either of fiscal 2009 or 2008

Research and Development Expenses

For the years ended December 31, 2009 and 2008 we were involved in a single project to develop and commercialize our proprietary technology.  Research and development expenses decreased approximately $1,943,000 to $2,958,000 for the year ended December 31, 2009 compared to $4,901,000 for the year ended December 31, 2008. For the years ended December 31, 2009 and 2008, research and development expenses consisted primarily of rent, salaries and related costs, plant utility and operating costs, technical consulting expenses and stock compensation expense.  Rent expense decreased approximately $1,412,000 to $359,000 in fiscal 2009 compared to $1,771,000 in fiscal 2008. Included in rent expense for the fiscal 2008 were non-cash charges of approximately $1,511,000 resulting from the 6,100,000 shares we issued in 2007 as payment for Sendio’s former facility lease for which no current year comparable expense exists.  Salary and related costs decreased approximately $202,000 to $1,360,000 in fiscal 2009 compared to $1,562,000 in fiscal 2008 primarily due to reductions in the number of salaried employees during the third and fourth quarters of 2009.  Plant utility and operating costs decreased approximately $230,000 to $528,000 in fiscal 2009 compared to $756,000 in fiscal 2008. Technical consulting expenses decreased approximately $191,000 to $490,000 in fiscal 2009 compared to $681,000 in fiscal 2008.  Also included in research and development expense is a non-cash charge for compensation expense of $224,000 for fiscal 2009 and $131,000 for fiscal 2008 resulting from our issuance of common stock to a vendor and issuances of stock and options to purchase common stock under our 2007 Stock Incentive Plan.

We anticipate that our development efforts will continue in 2010. If we are unable to develop a product that is commercially viable with the resources available to us, we will need to discontinue our current development efforts and either seek alternative projects or possibly curtail or cease our operations.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2009 and 2008 consisted of compensation expenses related to stock and options issuances, consulting expenses, salaries and related costs, professional and legal fees, insurance, travel, rents, general and corporate related overheads and office expenses. General and administrative expenses decreased by approximately $2,021,000 to $2,353,000 for the year ended December 31, 2009 compared to $4,374,000 for the year ended December 31, 2008. In fiscal 2009, non-cash stock compensation expenses decreased $1,733,000 to $357,000 in fiscal 2009 compared to $2,090,000 in fiscal 2008 resulting from the issuance of common stock and options to purchase common stock. Salary and related costs increased approximately $151,000 to $729,000 in fiscal 2009 compared to $578,000 in fiscal 2008. The increase is primarily due to payments under the former chief executive officer’s salary and payment of severance to terminated employees in the Czech Republic.  Rent expense decreased $132,000 in fiscal 2009 to $73,000 compared to $205,000 in fiscal 2008.  Included in rent expense for fiscal 2008 was a non-cash charge of approximately $168,000 resulting from the 6,100,000 shares we issued in 2007 as payment for Sendio’s former facility lease for which no current year comparable expense exists.  This decrease is partially offset by increases in rent for our US headquarters in Seattle. Consulting expenses decreased $200,000 to $360,000 in fiscal 2009 compared to $560,000 in fiscal 2008.  The decrease is due to decreased activity and use of consultants in fiscal 2009.  Other operating expenses comprised of travel, legal and general corporate overheads decreased $66,000 to $834,000 in fiscal 2008 compared to $900,000 in fiscal 2008.  The decrease is primarily due to lower legal fees and travel in fiscal 2009.

Other Income

Other income and expense for the years ended December 31, 2009 and 2008 was comprised of interest income, interest expense and derivative valuation loss.  Interest income was approximately $3,000 for fiscal 2009 compared to $16,000 in fiscal 2008. The decrease is due to lower average cash balances and lower interest rates during fiscal 2009.  Interest expense for fiscal 2009 was $256,000 and relates to the interest and amortization of discount and loan costs on the Convertible Notes, Sendio’s loan and capital lease obligations as discussed in Notes 7,9,10 and 11.  Included in interest expense is discount amortization of $114,000 and amortization of loan costs of $2,000 for fiscal 2009 related to the Convertible Notes for which no comparable prior year expense exists. Interest expense for fiscal 2008 of $3,000 was related to Sendio’s loan and capitalized lease obligations.

Derivative valuation loss amounted to $1,604,920 during the fiscal 2009 (none for the fiscal 2008). Derivative valuation loss results from embedded derivative financial instruments that are required to be measured at fair value.

The following table summarizes the effect on our statement of operations related to derivative financial instruments for fiscal 2009:

Amount
Day one derivative losses	$1,315,516
Fair value changes	289,404
Total derivative valuation loss	$1,604,920

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

Liquidity and Capital Resources

Our cash of $366,303 as of December 31, 2009 is not sufficient to support our operations through fiscal 2010 and it will be necessary for us to seek additional financing.

Historically, we have funded our operations primarily through private placements of shares of unregistered common stock with accredited individual and institutional investors. During 2009 we issued convertible debt to Full Spectrum Capital, LLC (“Full Spectrum”) and SAM Special Opportunity Fund LP (“SAM”) as more fully described in Note 7.  Through April 15, 2010, Full Spectrum advanced an additional $758,084 including prepaid interest of $34,114 and SAM advanced an additional $355,499 including prepaid interest of $15,997.

We anticipate that with our remaining cash and the loan proceeds described above, we will be able to fund our curtailed operations into May, 2010.  In February and March, 2010 we retained the services of two investment bankers to assist us in our fundraising efforts, but we have not yet been successful in obtaining financing.

We expect to continue to seek additional financing in 2010 to fund our planned operations and research and development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. There can be no assurances that further cash advances, when and if made, will be sufficient to sustain our required levels of operations.

If necessary, we may explore strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction.  If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations.  Any inability to obtain additional cash as needed would have a material adverse effect on our financial position, results of operations and our ability to continue in existence.  Our auditors added an explanatory paragraph to their opinion on our fiscal 2009 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

All of our assets are currently held as collateral to secure repayment of the promissory notes payable to Full Spectrum and SAM.  (See Notes 7 and 14 to our consolidated financial statements).  In the event that we cease operations or are otherwise unable to repay the note as it becomes due, Full Spectrum and SAM will have full rights as secured creditors with respect to our assets, including the right to take control of our assets, sell the assets at a public or private sale, or take any other action permitted by applicable law.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2009.

As previously reported under “Item 4(T) — Controls and Procedures” in our quarterly report on Form 10-Q for the quarter ended September 30, 2009, management concluded that our internal control over financial reporting was not effective based on the material weaknesses identified in the Company’s internal control over financial reporting due to our independent auditor’s identification of a material adjustment that was required to recognize the effects of the down round provision of the Note as discussed in Note 6 to the condensed consolidated financial statements at September 30, 2009.

During the quarter ended December 31, 2009, our remediation efforts for the material weakness identified above were to identify and retain a consulting specialist to perform the necessary computations and valuations regarding the down round provisions of the Notes.  As a result, management has concluded that as of December 31, 2009 the severity of this previously reported material weakness has been sufficiently remediated that the previously reported material weakness is no longer material.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

/S/ R. Gale Sellers	/S/ Matthew DeVries
R. Gale Sellers Chief Executive Officer	Matthew DeVries Chief Financial Officer

THE FOREGOING MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING SHALL NOT BE DEEMED TO BE “FILED” WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY PAST OR FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE IT BY REFERENCE INTO SUCH FILING.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, positions and ages of our executive officers and directors as of April 15, 2010.

Name	Age	Title
R. Gale Sellers	49	Chief Executive Officer and Director
Duncan Troy	50	Director, Sendio Director
Richard N. Herring	71	Chief Technology Officer and Director
Mark Weber	53	Director
Charles Hunt	56	Director
T. Ron Davis	61	Chief Marketing Officer
Philip Styles	55	Vice President of Manufacturing and Director of Sendio
Matthew DeVries	47	Chief Financial Officer

We currently have five directors on our Board of Directors. During 2008, Jeffrey Gannon also served on our Board of Directors; however, on February 25, 2009, subsequent to the end of the 2008 fiscal year, Mr. Gannon resigned as a director.  On January 27, 2009, David Grieger, our former Chief Executive Officer, was appointed as a director until his resignation on June 8, 2009.  Our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers serve at the discretion of the board of directors. There are no arrangements or understandings among any of our directors or officers. There are no family relations among any of our directors or officers.

The principal occupations and brief summary of the background of each of our directors and executive officers during the past five years is as follows:

R. GALE SELLERS was elected to our board effective February 28, 2004, and has served as our Chief Operating Officer and Secretary since May 2004.  Mr. Sellers also served as our President since July 5, 2007 until December 31, 2008. On June 8, 2009 the board of directors appointed Mr. Sellers as our Chief Executive Officer. Mr. Sellers is an investor and advisor to start-up and turnaround companies combining his engineering, marketing and operations experience to build positive cash flow and shareholder equity.  He worked as a consultant for Telegen to assist with their emergence from bankruptcy from March through October 2000 (His sole compensation was stock options, which have since expired unexercised).  From 1989 to 2000 he was founder and CEO of ARC Group International, Inc., a company specializing in international logistics.  In the 1980’s he worked as a test engineer for Martin Marietta (now Lockheed Martin Corporation) and thereafter was a founding member of Quadtek, Inc., which pioneered innovative high temperature video systems in industrial environments. Mr. Sellers currently is the CEO and founder of a private real estate development company in Seattle, Washington.  Mr. Sellers is an investor, board member or advisory board member for several privately held companies in various market segments.

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

RICHARD N. HERRING was elected to our board effective February 28, 2004, and has served as our Chief Executive Officer since May 2004 until December 31, 2008, at which time he became our Chief Technology Officer. Mr. Herring was a former Telegen Advisory Board member and has served as the Executive Director of Engineers Without Borders - USA (“EWB-USA”) from 2002 through 2005.  EWB-USA is a non-profit corporation which attempts to help disadvantaged communities improve their quality of life through implementation of environmentally and economically sustainable engineering projects.  From January 2001 to July 2002 he served as the CEO of 4C Corporation, a non-profit entity focused on church development.  From April 1998 to August 1999 Mr. Herring served as the CEO of Spectral Solutions, Inc., a company focused on cellular telephone enhancement products; Spectral Solutions, Inc. was acquired by ISCO INT’L and Mr. Herring served as the COO of ISCO INT’L from August 1999 to December 2000.  From January 1995 to December 1997 Mr. Herring served as the CEO of Earth Watch, Inc., a company focused on remote sensing technology. Prior to this, Mr. Herring worked at Ball Aerospace for 27 years in increasing levels of management including President of the Space Systems Division and being COO of five divisions of the group before spinning Digital Globe out as an independent company.

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

Audit Committee Financial Expert

Our entire Board of Directors currently functions as the Audit Committee. We do not have an “audit committee financial expert” serving on the Board, but we intend to locate such expert during 2010.

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

We believe that our officers, directors, and 10% stockholders complied with their Section 16(a) filing obligations during the fiscal year ended December 31, 2009 with the following exceptions:

•	Mark Weber, a director did not file Forms 4 to report a grant of options; and

•	Charles Hunt, a director did not file Forms 4 to report a grant of options and the sale of 135,000 shares of common stock; and

•	Richard Herring, an officer and director did not file Forms 4 to report a grant of options; and

•	Duncan Troy, a director did not file Forms 4 to report a grant of options; and

•	R. Gale Sellers, an officer and director did not file Forms 4 to report a grant of options and for the purchase of Convertible Notes through Full Spectrum Capital, LLC.

Code of Ethics

We have not yet adopted a Code of Ethics applicable to our principal executive officer, principal financial and accounting officer or persons performing similar functions.  The Company intends to do so in fiscal 2010.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended December 31, 2009 and 2008 by (a) all persons serving as principal executive officer during 2009, and (b) our two other most highly compensated executive officers whose total compensation exceeded $100,000 in fiscal 2009, as follows (collectively, the “Named Executive Officers”):

•	R. Gale Sellers, our Chief Executive Officer (principal executive officer);
•	David Grieger, our former Chief Executive Officer (principal executive officer);
•	Richard Herring, our Chief Technology Officer and;
•	T. Ron Davis, our Chief Marketing Officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard Sellers Chief	2009	157,107	-	-	-	-	-	-	157,107
Executive Officer, Principal Executive Officer (1)	2008	163,500	-	-	258,957	-	-	-	422,457

Richard Herring Chief	2009	144,768	-	-		-	-	-	144,768
Technology Officer (2)	2008	90,000	-	-	308,637	-	-	-	398,637

T. Ron Davis Chief	2009	180,000	-	-	63,270	-	-	-	243,270
Marketing Officer (3)	2008	166,280	-	-	234,622	-	-	-	400,902

David Grieger	2009	120,000	-	-	-	-	-	-	120,000
Former Chief Executive Officer(4)	2008	-	-	456,000	-	-	-	-	456,000

(1)
On December 30, 2009 the Board of directors awarded total compensation in the amount of $140,000 to Mr. Sellers for his service as our Chief Executive Officer.  Mr. Sellers converted $70,000 of this award into ten-year options to purchase 107,692 shares of common stock at an exercise price of $0.65 per share valued at $68,397.  The remaining $70,000 is to be paid to Mr. Sellers upon obtaining satisfactory funding.  A total of $18,970 was paid in cash for Mr. Sellers’ services as Chief Operating Officer and President. Mr. Sellers 2008 salary of $163,500 is comprised of unpaid fees which were converted into 408,750 shares of common stock and a two-year warrant to purchase 204,375 shares of common stock at an exercise price of $0.60 per share pursuant to our Unit Offering. On September 9, 2008 we issued options to purchase 300,000 shares of common stock, of which 260,625 were vested as of December 31, 2008 with 39,375 expiring unvested. The options have an exercise price of $1.00 per share and a market value of $258,957.

(2)
On December 30, 2009, Mr. Herring elected to convert a total of $27,500 of unpaid fees into ten-year options to purchase 42,308 shares of common stock at an exercise price of $0.65 per share valued at $26,768.  Of the remaining fees of $118,000, $27,500 is to be paid to Mr. Herring upon receipt of adequate funding, with the remaining amount paid in cash.  On September 9, 2008 we issued options to purchase 350,000 shares of common stock, of which 310,625 vested, with 39,375 expiring unvested. The options have an exercise price of $1.00 per share and a market value of $308,637. Mr. Herring’s 2008 salary of $90,000 is comprised of $54,000 paid in cash. The remaining $36,000 was converted into 90,000 shares of common stock and a two-year warrant to purchase 45,000 shares of common stock at an exercise price of $0.60 per share pursuant to our Unit Offering.

(3)
On December 30, 2009 we issued ten-year options to purchase 100,000 shares of common stock at an exercise price of $0.65 per share valued at $63,270.  On September 9, 2008 we issued we issued options to purchase 225,000 shares of common stock, of which 205,313 were vested as of December 31, 2008, with 19,688 expiring unvested. The options have an exercise price of $1.00 per share and a market value of $203,999.    On December 17, 2007 we issued we issued options to purchase options to purchase 150,000 shares of common stock with an exercise price of $0.23 per share and a market value of $31,845, of which $30,624 vested in 2008 and $1,221 vested in 2007.

(4)
On December 31, 2008 we issued 400,000 shares of common stock valued at $456,000 based on the closing market price of $1.14 as of that date to Mr. Grieger upon his appointment as our Chief Executive Officer

Narrative Disclosure to Summary Compensation Table

We do not have any formal employment agreements in place with any of our employees.

All of the grants of options above were made from the 2007 Stock Compensation Plan and pursuant to the Company’s standard form of stock option agreement. The assumptions used in the valuation of the options are discussed more fully in Note 12 to the financial statements.

We do not have agreements with any of our other Named Executive Officers providing for payments, whether from resignation, retirement or other termination of employment, resulting from a change of control.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
R. Gale Sellers	250,000	—	—	$0.38	11/15/2017	—	—	—	—
R. Gale Sellers	125,000	—	—	$0.23	12/16/2017	—	—	—	—
R. Gale Sellers	260,625	—	—	$1.00	9/8/2018	—	—	—	—
R. Gale Sellers	107,692			$0.65	12/29/2019	—	—	—	—
Richard Herring	250,000	—	—	$0.38	11/15/2017	—	—	—	—
Richard Herring	150,000	—	—	$0.23	12/16/2017	—	—	—	—
Richard Herring	310,625	—	—	$1.00	9/8/2018	—	—	—	—
Richard Herring	42,308			$0.65	12/29/2019			—
T. Ron Davis	150,000	—	—	$0.23	12/16/2012	—	—	—	—
T. Ron Davis	205,313	—	—	$1.00	9/8/2018	—	—	—	—
T. Ron Davis	100,000			$0.65	12/29/2019	—	—	—	—
Philip Styles	—	—	—	—	—	—	—	15,000	$9,750
Philip Styles	100,000			$0.65	12/29/2019	—	—	—	—
Matthew DeVries	50,000	—	—	$0.23	12/16/2012	—	—	—	—
Matthew DeVries	180,313	—	—	$1.00	9/8/2018	—	—	—	—

Compensation of Directors

The following table summarizes data concerning the compensation of our directors for the fiscal year ended December 31, 2009.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Duncan Troy (1)	62,919	-	31,635	-	-	-	94,554

Mark Weber (2)	-	-	47,453	-	-	-	47,453

Charles Hunt (3)	51,783	-	31,635	-	-	-	83,418

(1)
On December 30, 2009 we issued options to purchase 50,000 shares of common stock to Mr. Troy for service as a director at an exercise price of $0.65 per share and an estimated fair value of $31,635.  The exercise price reflects the closing market prices on the date of issuance.  The options vested on grant and have a ten year life from the date of issuance.

(2)
On December 30, 2009 we issued options to purchase 75,000 shares of common stock to Mr. Weber for service as a director at an exercise price of $0.65 per share and an estimated fair value of $47,453.  The exercise price reflects the closing market prices on the date of issuance.  The options vested on grant and have a ten year life from the date of issuance.

(3)
On December 30, 2009 we issued options to purchase 50,000 shares of common stock to Mr. Hunt for service as a director at an exercise price of $0.65 per share and an estimated fair value of $31,635.  The exercise price reflects the closing market prices on the date of issuance.  The options vested on grant and have a ten year life from the date of issuance.

Narrative Disclosure to Director Compensation Table

The Board does not receive cash for service on the Board of Directors.  There are no standard arrangements for compensation for the directors.

All of the grants of options above were made from the 2007 Stock Compensation Plan and pursuant to the Company’s standard form of stock option agreement. The assumptions used in the valuation of the options are discussed more fully in Note 12 to the financial statements.

All compensation for Directors Herring and Sellers has been previously disclosed in the “Summary Compensation Table,” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2010, based on information available to us by the following persons or groups:

•	each person who is known by us to own more than 5% of the outstanding common stock;
•	each of our directors;
•	the Named Executive Officers; and
•	all of our executive officers and directors, as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)		Percent of Class

R. Gale Sellers	19,377,183	(2)	22.5%
Polymer Holdings, Ltd.	12,444,231	(3)	14.4%
Broomhill Road
Stonehaven, UK AB39 2NH
Smith Asset Management, LP	5,951,906	(4)	6.9%
111 Broadway, Suite 808
New York, NY 10006
Duncan Troy	2,883,334	(5)	3.3%
Richard Herring	2,462,933	(6)	2.9%
Mark W. Weber	1,783,793	(7)	2.1%
Charles Hunt	1,080,000	(8)	1.3%
T. Ron Davis	623,513	(9)	0.7%

All directors and officers as a group (8 persons)	29,120,324	(10)	33.8%

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

(2)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share, a fully-vested option to purchase 125,000 shares of common stock at an exercise price of $0.23 per share, a fully vested option to purchase 260,625 shares of common stock at an exercise price of $1.00 per share, a fully vested option to purchase 107,692 shares of common stock at an exercise price of $0.65 per share and a warrant to purchase 204,375 shares of common stock at an exercise price of $0.60 per share.  Also includes the 6,173,997 shares of common stock underlying the Convertible Note payable to Full Spectrum Capital, LLC of which Mr. Sellers is the Manager and a 38.2% owner and 3,086,999 warrants at an exercise price of $0.75 per share issued in conjunction with the Convertible Note.  Mr. Sellers disclaims ownership of these shares and warrants held by Full Spectrum Capital, except to the extent of his pecuniary interest.  Mr. Sellers has also pledged an aggregate of 4,912,714 shares of common stock as collateral for loans at two banks, and an additional 2,250,000 shares of common stock are held by a lender as collateral against a loan.

(3)	Includes warrants to purchase 625,000 shares of common stock at an exercise price of $0.60 per share.

(4)
Includes the 3,967,937 shares of common stock underlying the Convertible Note payable to Smith Asset Management LP and 1,983,969 warrants at an exercise price of $0.75 per share issued in conjunction with the Convertible Note.

(5)
Includes a fully-vested option to purchase 300,000 shares of common stock at an exercise price of $0.38 per share, a fully-vested option to purchase 150,000 shares of common stock at an exercise price of $1.00 per share, a fully-vested option to purchase 50,000 shares of common stock at an exercise price of $0.65 per share and 933,334 shares of common stock held by Private Equity III Ltd., an investment entity of which Mr. Troy is the holder of 12.5% of the issued share capital and a Director. In addition, Mr. Troy has 2,250,000 shares of common stock held by a lender as collateral against a loan.

(6)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share, a fully-vested option to purchase 150,000 shares of common stock at an exercise price of $0.23 per share, fully vested options to purchase 310,625 shares of common stock at an exercise price of $1.00 per share, fully vested options to purchase 42,308 shares of common stock at an exercise price of $0.65 per share and a warrant to purchase 107,500 shares of common stock at an exercise price of $0.60 per share.

(7)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share, a fully vested option to purchase 150,000 shares of common stock at $1.00 per share, fully vested options to purchase 75,000 shares of common stock at an exercise price of $0.65 per share, a warrant to purchase 15,125 shares of common stock at an exercise price of $0.60 per share and 23,418 shares of common stock held by Weber Marketing Group, Inc., a corporation wholly owned by Mr. Weber.

(8)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share, a fully-vested option to purchase 125,000 shares of common stock at an exercise price of $0.23 per share, a fully-vested option to purchase 50,000 shares of common stock at an exercise price of $0.65 per share and fully vested options to purchase 240,000 shares of common stock at an exercise price of $1.00 per share.

(9)
Includes a fully-vested option to purchase 150,000 shares of common stock at an exercise price of $0.23 per share, fully vested options to purchase 205,313 shares of common stock at an exercise price of $1.00 per share, a fully-vested option to purchase 100,000 shares of common stock at an exercise price of $0.65 per share and warrants to purchase 46,600 shares of common stock at an exercise price of $0.60 per share.

(10)	Consists of Duncan Troy, Richard Herring, R. Gale Sellers, Mark Weber, Charles Hunt, Matthew DeVries, T. Ron Davis and Philip Styles.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary description of all transactions during fiscal 2009, and any currently proposed transactions, between us and any of our related parties.  All ongoing and any future related party transactions have been and will be made or entered into on terms that are no less favorable to us than those that may be obtained from an unaffiliated third party.  In addition, any future related party transactions must be approved by a majority of the disinterested members of our board of directors.  If a related person proposes to enter into such a transaction with us, such proposed transaction must be reported to us, preferably in advance.

Related Party Transactions

From June 8, 2009 to December 30, 2009, Full Spectrum, an entity managed by R. Gale Sellers, a director and our Chief Executive Officer advanced an aggregate of $1,711,515 (including $77,018 of prepaid interest) as described in Note 7.

On December 30, 2009 R. Gale Sellers and Richard Herring, both directors and officers converted a total of $97,500 of unpaid compensation into ten-year options to purchase 150,000 shares of common stock at an exercise price of $0.65 per share as more fully described in Note 12.

Except as otherwise disclosed herein, none of our directors, executive officers, greater than five percent stockholders, or any associate or affiliate thereof had any material interest, direct or indirect, in any transaction with us during the fiscal year ended December 31, 2009.

Director Independence

As of December 31, 2009, two members of our Board of Directors, Mark Weber and Duncan Troy, were “independent” within the meaning of the listing standards of The NASDAQ Stock Market.

Our Board of Directors does not have a separate audit committee, but the entire Board performs the duties of the audit committee.  Directors Richard Herring, R. Gale Sellers and Charles Hunt do not qualify as independent directors within the meaning of the listing standards of The NASDAQ Stock Market.

We do not have a nominating committee of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Peterson Sullivan, LLP for Fiscal 2009 and 2008

The following is a summary of the aggregate fees billed to us by Peterson Sullivan LLP, our current independent registered public accounting firm, for the fiscal years ended December 31, 2009 and 2008:

	Fiscal 2009	Fiscal 2008
Audit Fees	$50,963	$37,375
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL Fees	$50,963	$37,375

Policy for Approval of Audit and Permitted Non-Audit Services

Our Board of Directors, which serves as our audit committee, reviews the scope and extent of all audit and non-audit services to be provided by the independent auditors, including any engagement letters, and reviews and pre-approves all fees to be charged for such services. During 2009 and 2008, our independent auditors did not provide any non-audit services to us.  The Board of Directors may establish additional or other procedures for the approval of audit and non-audit services that our independent auditors perform. In pre-approving services to be provided by the independent auditors, the Board of Directors considers whether such services are consistent with applicable rules regarding auditor independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1.            Financial Statements: The following consolidated financial statements, related notes and report of independent registered public accounting firm are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009:

2.            Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3.            Exhibits.

Exhibit No.		Description
3.1A	(1)	Amended and Restated Articles of Incorporation of Vu1 Corporation dated June 30, 2000
3.1B	(1)	Certificate of Amendment of Articles of Incorporation dated May 19, 2008
3.1C	(1)	Certificate of Amendment of Articles of Incorporation dated August 25, 2008
3.2A	(2)	Bylaws of Vu1 Corporation
3.2B	(3)	Certificate of Amendment of Bylaws effective August 6, 1997
10.1	(4)	Vu1 Corporation 2007 Stock Incentive Plan
10.2	(5)	Form of Vu1 Corporation Stock Option Agreement
10.3	(6)	Form of Common Stock Purchase Warrant for Unit offering in 2008
10.4	(7)	Lease Contract between Sendio s.r.o. and Milan Gottwald, dated May 28, 2008
10.5A	(8)	Purchase Agreement between Sendio s.r.o. and Milan Gottwald, dated November 25, 2008
10.5B	(9)	Business Agreement, as an annex to the Purchase Agreement, between Sendio, s.r.o and Milan Gottwald, dated March 3, 2009
10.6	(8)	Deed of Guarantee between Vu1 Corporation and Milan Gottwald, dated November 24, 2008
10.7	(10)	Tenancy Agreement between Sendio s.r.o. and Milan Gottwald, dated December 2, 2009
10.8	(10)	Amendment No. 2 to the Purchase Agreement dated November 25, 2008 dated December 2, 2009 between Sendio s.r.o. and Milan Gottwald
10.9	(11)	Secured Convertible Grid Promissory Note between Vu1 Corporation and Full Spectrum Capital LLC, dated June 8, 2009
10.10	(11)	Security Agreement between Vu1 Corporation and Full Spectrum Capital LLC, dated June 8, 2009
10.11	(11)	Form of Warrant Agreement
10.12	(11)	Non-binding Term Sheet between Vu1 Corporation and Full Spectrum Capital LLC, dated June 5, 2009
10.13	(12)	Amendment No. 1 to Secured Convertible Grid Promissory Note between Vu1 Corporation and Full Spectrum Capital LLC, dated August 31, 2009
10.14	(13)	Amended and Restated Secured Convertible Grid Promissory Note dated November 19, 2009 by and between the Company and Full Spectrum Capital LLC

10.15	(13)	Secured Convertible Grid Promissory Note dated November 19, 2009 by and between the Company and SAM Special Opportunity Fund L.P.
10.16	(13)	Amended and Restated Security Agreement dated November 19, 2009 by and among the Company, Full Spectrum Capital LLC and SAM Special Opportunity Fund L.P.
10.17	**	Credit Agreement dated October 26, 2009 between Sendio sro and Mr. Peter Edwards
10.18	**	Amendment No.1 to the credit Agreement Effective 30th November 2009 between Sendio sro and Mr. Peter Edwards
21.1	**	List of Subsidiaries
31.1	**	Rule 13a-14(a)/15d-14(a) Certification of R. Gale Sellers
31.2	**	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries
32.1	**	Certification of R. Gale Sellers, CEO, and Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith

(1)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on September 15, 2008.
(2)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-QSB as filed with the Commission on November 12, 1996.
(3)	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K filed on April 15, 1998.
(4)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-QSB as filed with the Commission on November 14, 2007.
(5)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on November 21, 2007.
(6)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on September 3, 2008.
(7)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on June 3, 2008.
(8)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on December 15, 2008.
(9)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on March 6, 2009.
(10)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on December 15, 2009.
(11)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on June 9, 2009.
(12)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on September 1, 2009.
(13)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-Q filed on November 23, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VU1 CORPORATION

Date: April 15, 2010	By:	/s/	R. Gale Sellers
R. Gale Sellers Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ R. Gale Sellers	Chief Executive Officer and Director	April 15, 2010
R. Gale Sellers	( Principal Executive Officer )

/s/ Duncan Troy	Director	April 15, 2010
Duncan Troy

/s/ Richard N. Herring	Chief Technology Officer and Director	April 15, 2010
Richard N. Herring

/s/ Matthew DeVries	Chief Financial Officer	April 15, 2010
Matthew DeVries	( Principal Financial Officer and Principal Accounting Officer )

/s/ Mark Weber	Director	April 15, 2010
Mark Weber

/s/ Charles Hunt	Director	April 15, 2010
Charles Hunt

VU1 CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vu1 Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Vu1 Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vu1 Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company incurred a net loss of $7,582,690, and it had negative cash flows from operations of $4,635,318 in 2009.  In addition, the Company had an accumulated deficit of $65,873,319 at December 31, 2009.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 15, 2010

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	DECEMBER 31,
	2009	2008
ASSETS
Current assets
Cash	$366,303	$2,486,609
Tax refund receivable	30,938	32,672
Prepaid expenses	205,725	17,669

Total current assets	602,966	2,536,950

Non-current assets
Equipment, net of accumulated depreciation of $150,015 and $49,744, respectively	133,544	240,742
Construction in process	472,708	399,859
Deposit on building purchase	635,387	212,800
Loan costs	28,421	-
Total assets	$1,873,026	$3,390,351

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$528,503	$412,534
Accrued payroll	343,723	161,130
Accrued interest	136,880	-
Short term loan payable	116,340	-
Loan payable, current portion	4,485	3,444
Capital lease obligation, current portion	4,927	4,465
Total current liabilities	1,134,858	581,573
Long-term liabilities
Long-term convertible note payable, net of discount of $2,892,343 and $0, respectively	50,848	-
Embedded derivative liability	2,853,011	-
Loan payable, net of current portion	2,214	6,557
Capital lease obligation, net of current portion	13,995	18,173
Total liabilities	4,054,926	606,303

Stockholders' equity (deficit)
Vu1 Corporation's stockholders' equity (deficit)
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 200,000,000 shares authorized; 86,152,246 and 85,691,892 shares issued and outstanding, respectively	63,681,363	61,165,545
Stock and warrant subscription receivable	-	(131,800)
Accumulated deficit	(65,873,319)	(58,290,629)
Accumulated other comprehensive income	106,111	136,987
Total Vu1 Corporation's stockholders' equity (deficit)	(2,085,845)	2,880,103
Non-controlling interest	(96,055)	(96,055)
Total stockholders' equity (deficit)	(2,181,900)	2,784,048
Total liabilities and stockholders' equity (deficit)	$1,873,026	$3,390,351

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Years ended December 31,
	2009	2008

Operating expenses
Research and development	$2,957,848	$4,900,877
General and administrative	2,353,021	4,374,390
Marketing	413,502	593,702
Total operating expenses	5,724,371	9,868,969

Loss from operations	(5,724,371)	(9,868,969)

Other income (expense)
Interest income	2,570	16,144
Interest expense	(255,969)	(3,246)
Derivative valuation loss	(1,604,920)	-

Total other income (expense)	(1,858,319)	12,898

Loss before provision for income taxes	(7,582,690)	(9,856,071)

Provision for income taxes	-	-

Net loss	$(7,582,690)	$(9,856,071)

Other comprehensive income (loss):
Foreign currency translation adjustments	(30,876)	84,613

Comprehensive loss	$(7,613,566)	$(9,771,458)

Basic and diluted:
Loss per share	$(0.09)	$(0.14)
Weighted average shares outstanding	85,669,639	71,798,254

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Vu1 Corporation Stockholders
					Accumulated
					Other
	Common Stock		Subscription	Accumulated	Comprehensive	Non-Controlling
	Shares	Amount	Receivable	Deficit	Income	Interest	Total

Balance December 31, 2007	64,663,517	$51,177,740	$-	$(48,434,558)	$52,374	$(96,055)	$2,699,501
Issuances of common stock for:
Cash	7,100,128	2,130,039	-	-	-	-	2,130,039
Services	680,000	633,038	-	-	-	-	633,038
Issuances of units of common stock and warrants for:
Cash	11,776,667	4,705,567	-	-	-	-	4,705,567
Services	1,168,080	467,232	-	-	-	-	467,232
Subscription receivable	329,500	131,800	(131,800)	-	-	-	-
Issuance of warrant for services	-	41,621	-	-	-	-	41,621
Share-based compensation	-	1,878,508	-	-	-	-	1,878,508
Forfeited grants of common stock	(26,000)	-	-	-	-	-	-
Net loss	-	-	-	(9,856,071)	-	-	(9,856,071)
Foreign currency translation adjustments	-	-	-	-	84,613	-	84,613
Balance December 31, 2008	85,691,892	61,165,545	(131,800)	(58,290,629)	136,987	(96,055)	2,784,048
Collection of subscription receivable	-	-	131,800	-	-	-	131,800
Issuance of stock for services	452,604	266,459	-	-	-	-	266,459
Issuance of warrant for services	-	48,735	-	-	-	-	48,735
Share-based compensation	54,000	444,920	-	-	-	-	444,920
Issuance of convertible notes	-	1,755,704	-	-	-	-	1,755,704
Forfeited grants of common stock	(46,250)	-	-	-	-	-	-
Net loss	-	-	-	(7,582,690)	-	-	(7,582,690)
Foreign currency translation adjustments	-	-	-	-	(30,876)	-	(30,876)
Balance December 31, 2009	86,152,246	$63,681,363	$-	$(65,873,319)	$106,111	$(96,055)	$(2,181,900)

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:

Net loss	$(7,582,690)	$(9,856,071)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	96,972	52,404
Share-based compensation	444,920	1,878,508
Issuance of warrant for services	48,735	41,621
Issuance of units of common stock and warrants for services	-	467,232
Amortization of discount and prepaid interest on long-term convertible note	113,514	-
Amortization of loan costs	1,579	-
Issuances of common stock for services	266,459	633,038
Derivative valuation loss	1,604,920	-
Amortization of prepaid expenses arising from common stock issued for rent	-	1,678,739
Changes in assets and liabilities:
Tax refund receivable	2,384	503,532
Prepaid expenses	(55,846)	3,083
Accounts payable	249,169	(50,317)
Accrued payroll	174,566	11,762
Net cash flows from operating activities	(4,635,318)	(4,636,469)

Cash flows from investing activities:
Purchases of equipment and construction in process	(50,088)	(511,345)
Deposits on building purchase	(407,414)	(236,640)
Net cash flows from investing activities	(457,502)	(747,985)

Cash flows from financing activities:
Proceeds from sales of units of common stock and warrants	131,800	4,705,567
Proceeds from issuance of convertible note payable and warrants	2,780,747	-
Proceeds from short term loan	113,408	-
Proceeds from sales of common stock	-	2,130,039
Proceeds from note payable	-	12,953
Payments on note payable	(3,431)	(1,832)
Payments on capital lease obligations	(3,986)	(2,325)
Net cash flows from financing activities	3,018,538	6,844,402

Effect of exchange rate changes on cash and cash equivalents	(46,024)	12,149

Net change in cash and cash equivalents	(2,120,306)	1,472,097

Cash and cash equivalents, beginning of period	2,486,609	1,014,512

Cash and cash equivalents, end of period	$366,303	$2,486,609

Cash paid for interest	$3,995	$3,246

Supplemental disclosure of non-cash financing and investing activities
Capital lease obligation	$-	$27,770

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

We have one inactive subsidiary, Telisar Corporation, a California corporation and 66.67%  majority-owned subsidiary. During 2008, Telegen Display Corporation and Telegen Communications Corporation were dissolved on April 22, 2008 in the state of California. Telegen Display Laboratories, Inc. was dissolved on July 29, 2008.  The three dissolved subsidiaries have no operations for all periods presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Vu1 and all of its wholly-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (CZK).  The accounts of Sendio contained in the accompanying consolidated balance sheets as of December 31, 2009 and 2008 have been translated into United States dollars at the exchange rate prevailing as of those dates. Translation adjustments are included in “Accumulated Other Comprehensive Loss,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008 have been translated using the average exchange rates prevailing for the respective periods.  Sendio recorded an aggregate of $4,710 and $13,580 of foreign currency transaction gain as an offset to general and administrative expense in the accompanying statements of operations for the years ended December 31, 2009 and 2008, respectively.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2009 and 2008, we had cash of $46,170 and $1,986,609 respectively, in excess of federally insured limits in effect as of those dates.

Equipment

Equipment is comprised of equipment used in the testing and development of the manufacturing process of our light bulbs and is stated at cost. We provide for depreciation using the straight-line method over the estimated useful lives of three to fifteen years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of equipment are reflected in the statements of operations.  Net book value of assets in the U.S. and Czech Republic were as follows:

	Year Ended December 31,
	2009	2008
United States	$11,155	$16,642
Czech Republic	122,389	224,100
	$133,544	$240,742

Construction in Process

Construction in process is comprised of assets to be used in the operations in the Czech Republic not in service as of December 31, 2009 and 2008.  These assets, when placed in service will be reclassified to equipment and depreciated over their estimated useful lives.

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

FASB ASC 740-10-25 clarifies the accounting for uncertain tax positions and requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Management reviewed the assets during the fourth quarter of 2009 and determined no impairment was deemed necessary.

Fair Value of Financial Instruments

Financial instruments consist of cash, receivables, payables and accrued liabilities, derivative financial instruments, loans payable and convertible debt. The fair value of our cash, receivables, payables and accrued liabilities and loans payable are carried at historical cost; their respective estimated fair values approximate their carrying values.

Derivative financial instruments, as defined in ASC 815 “Accounting for Derivative Financial Instruments and Hedging Activities” consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the conversion feature in our convertible promissory notes is not afforded equity classification because it embodies risks not clearly and closely related to the host contract. As required by ASC 815-10, these features are required to be bifurcated and carried as derivative liabilities, at fair value, in our financial statements.

We carry our long term convertible debt at historical cost. The fair value of our convertible debt in its hybrid form is determined, for disclosure purposes only, based upon its forward cash flows, at credit risk adjusted rates, plus the fair value of the conversion feature. As of December 31, 2009, the fair value of our face value $2,943,191 convertible debt amounted to approximately $5,472,000.

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. Significant fair value measurements resulted from the application of ASC 815 to our convertible promissory note and warrant financing arrangements and ASC 718-10 for our share-based payment arrangements.

Non-Controlling Interest

Non-controlling interest represents the equity of the 33.3% non-controlling shareholders of Telisar Corporation.  The subsidiary had no operations during 2009 and 2008.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable. We have not recognized any revenues in the accompanying financial statements.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the years ended December 31, 2009 and 2008, research and development expenses were comprised primarily of technical consulting expenses, legal expenses for the development and protection of intellectual property and travel.  Also included in research and development for the year ended December 31, 2009 and 2008 were non-cash stock compensation charges of $223,591 and $131,490, respectively for the issuance of shares of common stock and options to consultants and employees.

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

Loss Per Share

We calculate basic loss per share by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding, excluding unvested stock. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares, including unvested stock, had been issued and if the additional common shares were dilutive.

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Year Ended December 31,
	2009	2008
Warrants	10,541,113	6,522,374
Convertible debt	7,357,976	-
Stock options	4,796,875	6,071,875
Unvested stock	71,625	190,750

Total potentially dilutive securities	22,767,589	12,784,999

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance which clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The Company must implement these new requirements in its first quarter of fiscal 2010. Certain additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures are not effective until fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, implementation of this new guidance will not have a material impact on the Company's financial statements.

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

 NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States which contemplate our continuation as a going concern. During the year ended December 31, 2009, we incurred a net loss of $7,582,690 and we had negative cash flows from operations of $4,635,318. In addition, we had an accumulated deficit of $65,873,319 at December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

From June 8, 2009 to December 30, 2009, R. Gale Sellers, a director and our Chief Executive Officer advanced an aggregate of $1,711,515 (including $77,018 of prepaid interest) through Full Spectrum Capital, LLC (“Full Spectrum”) as described in Note 7.  Mr. Sellers is the managing director of Full Spectrum.

On December 30, 2009 R. Gale Sellers and Richard Herring, both directors and officers converted a total of $97,500 of unpaid compensation into ten-year options to purchase 150,000 shares of common stock at an exercise price of $0.65 per share as more fully described in Note 12.

During the first six months of 2008, R. Gale Sellers and Mark Weber purchased shares of our common stock on the same terms as third parties in a private placement as described in Note 12.

On September 9, 2008 R. Gale Sellers and Richard Herring converted a total of $199,500 of unpaid compensation into Units under our Unit Private Placement as described more fully in Note 12.

On November 15, 2008 Mark Weber, a member of our Board of Directors, converted a total of $12,100 of unpaid expenses into Units under our Unit Private Placement as described more fully in Note 12.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Sendio Facility Operating Lease and Purchase Agreement

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

Effective December 9, 2008 Sendio entered into an agreement (the “Purchase Agreement”) to purchase the facilities in the Lease from the landlord. The purchase price for the Premises is CZK 179,000,000 (approximately $9.0 million USD) (the “Purchase Price”) and the scheduled closing date for ownership transfer anticipated in the Purchase Agreement was July 1, 2009. The deposit Sendio paid on May 29, 2008 under the Lease for CZK 4,000,000 was considered an advance on the Purchase Price. We have recorded this amount as a non-current asset as a deposit on building purchase in the accompanying balance sheets as of December 31, 2009 and 2008. The remaining balance of the Purchase Price was payable by means of an escrow account, with payments totaling CZK 175,000,000 originally scheduled to be made to an escrow account in installments, all of which were due June 30, 2009.

Also effective December 9, 2008, as additional inducement for the landlord to enter into the Purchase Agreement, Vu1 entered into a Deed of Guarantee with the landlord under which it guaranteed up to CZK 13,500,000 of  the CZK 175,000,000 aggregate payments by Sendio under the Purchase Agreement.  The guarantee expires upon full payment by Sendio of this amount.

Sendio did not make the first payment of CZK 11,000,000 due on February 28 and, on March 3, 2009 Sendio and the landlord of the building premises in the Czech Republic amended the payment terms under the Purchase Agreement (“Amendment No. 1”).  Under Amendment No. 1, Sendio paid CZK 1,000,000 into the escrow account on March 10, 2009 and deferred the payment under the original payment schedule.  Sendio did not make the payments under the revised payment schedule, and we entered into negotiations with the seller to revise the terms of the Purchase Agreement.

Pursuant to these negotiations, Sendio obtained month to month extensions for each month of the lease pursuant to these ongoing negotiations and Sendio agreed to pay CZK 722,556 per month for rent and CZK 645,834 per month for an escrow payment for July through November, 2009.

On December 2, 2009 Sendio executed a new lease agreement (the “New Lease Agreement”) for its existing office and manufacturing facilities in the Czech Republic. The New Lease Agreement commenced on December 1, 2009 and specifies annual rent of CZK 13,365,000 plus applicable VAT taxes (CZK 1,113,750 per month), less amounts paid by existing tenants in the building.  The present rent is CZK 719,556 per month after offset of the amounts paid by existing tenants and will increase should the existing tenants vacate the premises by the amount paid by the vacating tenant.  The New Lease Agreement expires on June 30, 2011. Sendio is responsible for utilities, maintenance and certain other costs as defined in the lease.

In addition on December 2, 2009 Sendio executed an amendment to the purchase agreement (“Amendment No. 2”) for the facilities.  Under Amendment No. 2, Sendio agreed to payments of the remaining purchase price of CZK 170,770,830 as follows:

•	Payment of CZK 2,167,668 to the escrow account related to the purchase of the building. This payment was made by Sendio.

•
Payments totaling CZK 12,270,846 payable in 19 monthly installments beginning December 1, 2009 of CZK 645,834 through June 30, 2011 into the escrow account.  The first installment of 645,834 was made by Sendio in December 2009.  If any required installment is not made timely as defined in the agreement, the seller is entitled to claim a contractual fine of 60% per year on the past-due amount.

•
Payment of the remaining purchase price of CZK 156,332,316 into the escrow account on or prior to June 30, 2011.  If any required installment is not made timely as defined in the agreement, the seller is entitled to claim a contractual fine of 36% per year on the past-due amount.

Under the Amendment No. 2, the seller specifically waived any claims for contractual penalties, damages or other costs arising out of any defaults by Sendio under the purchase agreement occurring prior to November 30, 2009.  However, in the event of future breaches or claims under the purchase agreement by Sendio, Amendment No. 2 provides that the seller may be able to claim contractual penalties of CZK 17,500,000 for defaults prior to June 30, 2009.

Amendment No. 2 also specifies that the seller has the right to withdraw from the purchase agreement and impose contractual fines in the aggregate amount of up to CZK 26,000,000 (which amount includes the CZK17,500,000 for defaults prior to June 30, 2009 described above) in the event that Sendio does not make any installment payment timely.  The seller has the right to collect these from amounts deposited in escrow.

Other Operating Leases

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

In February, 2009 we entered into a five month lease for our current office space in Seattle, Washington.  Monthly rent is $1,530.  Upon the conclusion of the lease term the lease becomes month to month on the same terms.

Total rent expense was $431,649 and $1,980,227 for the years ended December 31, 2009 and 2008, respectively.

The future payments under our Sendio and Seattle operating leases, net of amounts presently paid by other tenants at the Sendio facility as of December 31, 2009 are as follows:

2010	$475,911
2011	228,776
Total	$704,687

Investment Banking Agreements

In March, 2009 we signed an exclusive investment banking agreement with an investment banker to assist us with our fundraising efforts.  During the term of the agreement and for one year after its termination, upon the closing of a transaction from investors introduced by the investment bank, we will pay the investment bank financing fees ranging from 5% to 7% of the value of the transaction as defined in the agreement. This agreement was terminated on December 31, 2009.  No fees have been paid to the investment banker under this agreement.

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

NOTE 7 – CONVERTIBLE NOTE PAYABLE

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

The amendment to the Note dated August 31, 2009 extended the due date of the first interest payment to December 1, 2009, extended the date that Full Spectrum could make advances, if any under the Note until October 31, 2009, and extended the due date of the Note to April 30, 2011.  The amendment also contains a down round provision that enables the Note holders to convert to our common stock at the lesser of $0.40 per share or the per share price of any future convertible debt or equity offering approved by the Board of Directors.  The modifications did not substantially change the cash flows associated with the Note or the fair value of the embedded conversion options. However, the modifications require bifurcation of the embedded conversion options and classification in derivative liabilities at fair value because they are no longer considered indexed to the Company’s common stock. Since insufficient basis was available in the modification date carrying value, a day one derivative loss was recognized in income. We will continue to carry the derivative liabilities at fair value, with charges or credits to income for changes in fair value, until the Notes are settled through payment or conversion. The terms of the Notes provided for capitalization of three month’s interest which was treated as component of the face value of the Notes and a prepaid interest, subject to amortization.

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

On November 19 and 20, 2009, we received cash advances from SAM under its note for an aggregate principal amount of $1,231,675 (including $55,425 as the Interest Prepayment and $15,000 of expenses reimbursed) which is currently convertible at $0.40 per share into 3,079,188 shares of common stock.  In connection with the loan advance from SAM, we issued to SAM three-year warrants to purchase 1,539,595 shares of Vu1 common stock at an exercise price of $0.75 per share.

The terms of the SAM note are substantially the same as the Full Spectrum note, as amended and restated.  In amending and restating the Full Spectrum note, we made the following amendments to the Full Spectrum note:

●	we extended until December 31, 2009 the date by which the holder is permitted to make additional advances to us under the note;
●	we extended the date of the first required interest payment to February 1, 2010;
●	we fixed the maturity date at June 30, 2011 or such later date as mutually agreed;
●	we agreed to provide 30 days’ notice prior to any “change of control” (as defined in the note);
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

Our accounting for the August 31, 2009 Note modifications provided for bifurcation of the derivative liability at fair value.

The November 19, 2009 modifications did not substantially change cash flows or the fair value of the embedded conversion options.

The following is a summary of our accounting for the Full Spectrum and SAM Notes, including the modification:

	August Modification
Date	6/8/2009	7/1/2009	9/15/2009	9/16/2009	9/21/2009	10/6/2009	10/16/2009	11/9/2009	11/19/2009	11/19/2009	11/20/2009	12/29/2009	Total
Face value	$523,560	$418,848	$87,740	$57,592	$52,356	$116,230	$167,539	$3,141	$5,236	$277,487	$954,188	$279,272	$2,943,190
Proceeds	500,000	400,000	83,792	55,000	50,000	111,000	160,000	3,000	5,000	265,000	911,250	266,705	2,810,747
Initial allocation:
Prepaid interest	(23,560)	(18,848)	(3,948)	(2,592)	(2,356)	(5,230)	(7,539)	(141)	(236)	(12,487)	(42,939)	(12,567)	(132,443)
Notes payable	—	—	694	—	—	—	—	—	—	—		—	694
Warrants	236,978	153,961	20,717	16,300	15,064	52,246	68,322	1,007	2,253	119,406	410,603	107,376	1,204,235
Beneficial conversion	286,582	264,887	—	—	—	—	—	—	—	—	—	—	551,469
Derivative liabilities	—	—	66,329	74,286	74,064	121,751	175,497	3,173	5,288	280,262	963,730	270,196	2,034,576
Day one loss	—	—	—	(32,994)	(36,772)	(57,767)	(76,280)	(1,039)	(2,305)	(122,181)	(420,144)	(98,300)	(847,782)
	$500,000	$400,000	$83,792	$55,000	$50,000	$111,000	$160,000	$3,000	$5,000	$265,000	$911,250	$266,705	$2,810,747

Modification adjustment:
Derivative liabilities	$293,906	$235,125	—	—	—	—	—	—	—	—	—	—	$529,031
Day one loss	$(255,483)	$(212,251)	—	—	—	—	—	—	—	—	—	—	$(467,734)

Aggregate inception and modification date:
Fair value changes	$(223,110)	$(168,016)	$(17,682)	$17,558	$22,493	$10,770	$15,916	$398	$209	$11,099	$38,168	$2,793	$(289,404)
Day one losses	$(255,483)	$(212,251)	—	$(32,994)	$(36,772)	$(57,767)	$(76,280)	$(1,039)	$(2,305)	$(122,181)	$(420,144)	$(98,300)	$(1,315,516)

The warrants issued in conjunction with the Full Spectrum and SAM Notes have strike prices of $0.75 and terms of three years from the issuance date. Warrants achieved equity classification because they met all of the requisite criteria and conditions therefore. However, the initial accounting requires allocation of proceeds among the Notes and their warrants based upon relative fair values. The estimated fair value of the warrants reflected in the table above represent the relative fair values of the warrants, derived by allocating the proceeds to the warrants and Notes based upon their respective fair values. Fair values of warrants were calculated using the Black-Scholes option pricing model with the following assumptions:

Issuance Date	6/8/2009	7/1/2009	9/15/2009	9/16/2009	9/21/2009	10/6/2009	10/16/2009	11/9/2009	11/19/2009	11/19/2009	11/20/2009	12/29/2009
Linked common shares	654,450	523,560	109,675	71,990	65,445	145,288	209,424	3,927	6,545	346,859	1,192,736	349,090
Trading market price	$0.88	$0.70	$0.60	$0.80	$0.91	$0.78	$0.70	$0.51	$0.70	$0.70	$0.70	$0.65
Expected dividend	—	—	—	—	—	—	—	—	—	—	—	—
Expected life in years	3.0	3.0	3.0	3.0	3.0	3.0	3.0	3.0	3.0	3.0	3.0	3.0
Volatility	144.8%	122.7%	130.2%	178.1%	178.1%	158.6%	144.6%	141.6%	172.8%	172.8%	172.8%	141.5%
Risk free rate	2.0%	1.6%	1.6%	1.6%	1.6%	1.6%	1.6%	1.4%	1.2%	1.2%	1.3%	1.6%

The following table shows, as of December 31, 2009, (i) the net amount of cash received on advances made by Full Spectrum and SAM under their respective notes, (ii) the outstanding principal amount of each note, (iii) the total number of shares of common stock into which the notes are convertible (assuming a conversion rate of $0.40 per share) and (iv) the total number of warrants issued to Full Spectrum and SAM.  For each cash advance made under either note, the lender retains the Interest Prepayment, to be applied by the lender to the final quarterly payment of interest due under the note, or as payment of accrued and unpaid interest upon an event of default or prepayment of the note; accordingly, the outstanding principal amount for each note is calculated as the sum of the total amount of cash advances, plus the Interest Prepayments and retained expenses.

	Advances	Total Principal	Conversion Shares	Warrants
Full Spectrum	$1,634,497	$1,711,515	4,278,788	2,139,394
SAM	1,176,250	1,231,675	3,079,188	1,539,595
	$2,810,747	$2,943,190	7,357,976	3,678,989

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments represent the embedded conversion features in our Notes that required bifurcation from the host debt agreements. Derivative financial instruments are classified as liabilities and carried at fair value, with changes reflected in the statement of operations. The following table summarizes the components of changes in our derivative financial instruments during 2009:

Amount
Balance at June 8, 2009 (first date of issuance)	$—

Modifications and issuances:
Derivatives recognized upon modification of Notes, discussed in Note 7	529,031
Derivatives recognized upon issuance of post-modification Notes	2,034,576

Unrealized fair value changes, included in income	289,404

Balance at December 31, 2009	$2,853,011

The following table summarizes the effect on our statement of operations related to derivative financial instruments for 2009:

Amount
Day one derivative losses	$1,315,516
Fair value changes	289,404
Total derivative valuation loss	$1,604,920

We value our derivative financial instruments using a Monte Carlo Simulation Technique (“MCST”) using Level 3 inputs. The MCST was selected because this technique embodies all of the types of inputs that we expect market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements. Those inputs include equity-related inputs, as well as credit risks, interest risks and redemption behaviors. The following table summarizes the significant inputs and equivalent amounts across ranges of simulations resulting from the calculations:

	Inception or Modification Date Calculations
Date	6/8/2009	7/1/2009	9/15/2009	9/16/2009	9/21/2009	10/6/2009	10/16/2009	11/9/2009	11/19/2009	11/19/2009	11/20/2009	12/29/2009
Linked common shares	1,308,901	1,047,120	219,351	143,979	130,890	290,576	418,848	7,853	13,089	693,717	2,385,471	698,181
Trading market price	$0.88	$0.70	$0.60	$0.80	$0.91	$0.78	$0.70	$0.51	$0.70	$0.70	$0.70	$0.65
Expected life (years)	1.73	1.66	1.62	1.62	1.61	1.35	1.35	1.31	1.31	1.31	1.31	1.24
Equivalent volatility	97.05%	97.05%	98.44%	109.64%	111.38%	109.28%	109.28%	111.61%	111.61%	111.61%	111.61%	122.20%
Risk adjusted yield	12.00%	12.00%	11.09%	11.09%	11.09%	11.26%	11.26%	10.06%	10.06%	10.06%	10.06%	9.67%
Risk adjusted interest rate	14.44%	14.44%	14.54%	18.00%	18.00%	14.51%	14.51%	16.70%	16.70%	16.70%	16.70%	16.67%

NOTE 9 – SHORT TERM LOAN PAYABLE

On November 3, 2009 we issued a 10% note payable to an investor for cash in the amount of GBP 70,000 (approximately $115,000) secured by certain assets of Sendio.  The note was due on November 30, 2009.   On April 8, 2010 the investor granted an extension of the note until May 31, 2010.

NOTE 10 – LOAN PAYABLE

On May 15, 2008 Sendio entered into a three-year note payable for the purchase of a vehicle.  The note bears interest at a rate of 24.5% and is payable in 36 equal monthly installments of principal and interest of approximately $575 plus mandatory VAT and insurance.  The note is secured by the vehicle.

NOTE 11 – CAPITAL LEASE OBLIGATION

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

NOTE 12 - STOCKHOLDERS’ EQUITY

Preferred Stock

Our Amended and Restated Articles of Incorporation allows us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine.  No preferred shares are currently issued and outstanding.

Common Stock

On September 10, 2008, we filed an amendment to our Amended and Restated Articles of Incorporation with the State of California Secretary of State to increase the number of authorized shares of our no par value common stock from 100,000,000 to 200,000,000. At December 31, 2009 and 2008, we had 86,152,246 and 85,691,892 shares of common stock outstanding, respectively.

Common Stock Issuances

During the year ended December 31, 2009 we completed the following:

•
On May 5, 2009 we entered into an engagement letter with a vendor pursuant to which we issued 75,000 shares of common stock valued at $71,250 based on the closing market price as of that date of $0.95 per share. The fair value was recognized as general and administrative expense on the date of issuance. In addition, the engagement letter specifies the issuance of an additional 75,000 shares of common stock upon the achievement of certain performance goals by November 5, 2009.  These performance goals were not met and we have no further liability under this engagement letter.

•	On September 30, 2009 we issued 44,800 shares of common stock to an employee upon their termination for services valued at $22,400.

•
On December 3, 2009 we issued 158,750 shares of common stock valued at $103,188 or $0.65 per share based on the closing market price for our common stock as of that date to three vendors as compensation for services.

•	On December 3, 2009 we issued 174,054 shares of common stock at a price of $0.40 per share to six vendors in settlement of past due accounts payable totaling $69,622.

We made the following common stock awards for the year ended December 31, 2009 from the 2007 Stock Compensation Plan:

•
On January 2, 2009 we issued 100,000 shares of common stock to an employee valued at $110,000 or $1.10 per share based on the closing market price as of that date.  The shares did not vest and the stock was returned to the Plan.

•
On December 18, 2009 we granted 54,000 shares of common stock to employees for services valued at $34,020 or $0.63 per share based on the closing market price for our common stock as of that date.  The shares vested upon issuance.

During the year ended December 31, 2008, we completed the following:

•
In the first six months of 2008, we sold an aggregate of 7,100,128 shares of common stock at a price of $0.30 per share for net proceeds of $2,130,039 in our Stock Private Placement, including $75,000 from Mark Weber, a member of our Board of Directors and $150,000 from R. Gale Sellers, an officer and a member of our Board of Directors.

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

•
On September 9, 2008 the Board of Directors approved the conversion of $211,600 of unpaid compensation and expenses due to our officers and directors into Units in our private placement on the same terms as third party investors, at a rate of $0.80 per Unit.  Mr. Sellers, then our President and Chief Operating Officer, converted $163,500 into 204,375 Units and we issued 408,750 shares of common stock and a two-year warrant to purchase 204,375 shares of common stock.  Mr. Herring, our Chief Executive Officer, converted $36,000 into 45,000 Units and we issued 90,000 shares of common stock and a two-year warrant to purchase 45,000 shares of common stock.  Mark Weber, a director converted $12,100 of unpaid expenses into 15,125 Units and we issued 30,250 shares of common stock and a two-year warrant to purchase 15,125 shares of common stock. The conversion was effective November 15, 2009.  In addition, unpaid amounts due to two vendors totalling $255,632 were converted into 319,540 units and we issued 639,080 shares of common stock and a two-year warrant to purchase 319,540 shares of common stock. The total amount converted of $467,232 was allocated based on the relative fair values of the common stock and the warrants on the date of issuance.  The allocated fair value of the warrants was $134,888 and the balance of $332,344 was allocated to the common stock.

The fair value of the warrants issued in our Unit Private Placement was calculated using the Black-Scholes Option Pricing Model with the following assumptions:

Closing market price of common stock	$1.00 to $1.40
Estimated volatility	144.5% to 168.7%
Risk free interest rate	1.45% to 2.31%
Expected dividend rate	-
Expected life	2 years

Warrant Issuances

On January 27, 2009 we issued a two-year warrant to a vendor to purchase 25,000 shares of common stock at an exercise price of $1.00 per share based on the closing market price as of that date.  The warrants vested monthly over the period of service from January to May, 2009.  The value of the warrants of $15,876 was calculated using the Black Scholes method and the following assumptions: volatility of 127.3%, risk free interest rate of 0.87% and an estimated life of two years.

During January and February, 2009 we issued two-year warrants to purchase 164,750 shares of common stock at an exercise price of $0.60 per share pursuant to subscription agreements receivable at December 31, 2008 for 164,750 Units under our Unit Private Placement as discussed below.

On March 17, 2009 we issued a three-year warrant to a vendor to purchase 150,000 shares of common stock at an exercise price of $0.75 per share based on the closing market price as of that date.  A total of 75,000 warrants vest over the one year life of the agreement, with the remaining warrants vesting upon the achievement of certain performance milestones. The value of the warrants of $79,163 was calculated using the Black Scholes method and the following assumptions: volatility of 119.0%, risk free interest rate of 1.45% and an estimated life of three years.  The performance milestones had not been achieved at December 31, 2009.  We recognized a total of $32,859 of expense during the year ended December 31, 2009 pertaining to the vested portion of these warrants.  We will recognize $6,721 of additional expense during the first quarter of 2010 and the remaining $39,583 upon the achievement of the performance milestones.

We issued three-year warrants to purchase 3,678,989 at an exercise price of $0.75 per share in conjunction with the Convertible Notes Payable discussed in Note 7.

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

From August 27, 2008 to November 15, 2008 we issued two-year warrants to purchase 5,888,334 shares of common stock at an exercise price of $0.60 per share in conjunction with our Unit Private Placement described above.

On September 9, 2008 we issued two-year warrants to purchase 204,375 shares of common stock at an exercise price of $0.60 per share in conjunction with the conversion of unpaid compensation and expenses to certain officers and directors as described above.

The following table summarizes our outstanding warrants as of December 31, 2009:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.60	6,637,124	0.8	6,637,124
$0.75	3,828,989	2.7	3,753,989
$1.00	25,000	1.1	25,000
$1.15	50,000	0.8	50,000
	10,541,113	1.5	10,466,113

Stock and Stock Options Issued Pursuant to the 2007 Stock Incentive Plan

On October 26, 2007 our Board of Directors approved our 2007 Stock Incentive Plan.  A total of 10,000,000 shares of our common stock were authorized for issuance under the plan. The Stock Incentive Plan allows us to grant stock or stock option awards to our employees, directors, officers, consultants, agents, advisors and independent contractors and subsidiaries, for up to an aggregate of 10,000,000 shares of  common stock.  The Stock Incentive Plan is administered by our Board of Directors and Compensation Committee, who can determine the size and type of award granted, purchase price, vesting schedule and expiration date of any stock or options grant.  All grants of shares and the shares underlying options are for restricted common stock and are issued at the closing market price of our common stock on the date of grant.

A summary of activity related to grants of common stock under the 2007 Stock Incentive Plan as of December 31, 2009 is presented below.

	Number of Shares	Grant Date Fair Value
Outstanding, December 31, 2007	1,799,500	$0.23
Granted	430,000	$1.00 to $1.14
Forfeited	(26,000)	$0.23
Outstanding, December 31, 2008	2,203,500	$0.23 to 1.14
Granted	154,000	$0.63 to $1.10
Forfeited	(146,250)	$0.23 to $1.10
Outstanding, December 31, 2009	2,211,250	$0.23 to $1.14

Vested, December 31, 2009	2,139,625	$0.23 to $1.14

A summary of the status of our nonvested stock grants as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below.

Nonvested Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	190,750	$0.23
Granted	154,000	0.94
Forfeited	(146,250)	0.82
Vested	(126,875)	0.40
Nonvested at December 31, 2009	71,625	$0.23

We recognized compensation expense related to the vested portion of these share grants with a fair value of $50,781 and $548,038 for the years ended December 31, 2009 and 2008, respectively. These amounts were recognized as research and development expense, general and administrative expense or marketing expense based on the specific recipient of the award for the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009 a total of 71,625 shares of common stock with a fair value of $16,474 are unvested.  The cost is expected to be recognized ratably through November, 2010. All grants were valued at the closing market price of our common stock as of the date of grant.

A summary of activity related to stock options under the 2007 Stock Incentive Plan as of December 31, 2009 is presented below.

	Number of Shares	Exercise price range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	1,950,000	$0.23 to $0.38	$0.33		-
Granted	4,300,000	$0.49 to $1.14	0.93		-
Forfeited	(178,125)	$1.00	1.00		-
Outstanding, December 31, 2008	6,071,875	$0.23 to $1.14	0.74		-
Granted	975,000	$0.63 to $1.10	0.71
Forfeited	(2,250,000)	$0.49 to $1.14	0.99
Outstanding, December 31, 2009	4,796,875	$0.23 to $1.00	$0.61	8.3	$710,000

Exercisable, December 31, 2009	4,746,875	$0.23 to $1.00	$0.63	8.3	$709,000

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of our common stock as reflected on the OTC Bulletin Board.

On December 30, 2009 we issued options to R. Gale Sellers and Richard Herring, both directors and officers in lieu of a total of $97,500 of unpaid compensation.  Mr. Sellers converted $70,000 of unpaid compensation into options to purchase 107,692 shares of common stock at an exercise price of $0.65 per share. and Mr. Herring converted $22,500 of unpaid compensation into  options to purchase 42,308 shares of common stock.  The options have a ten year life and an exercise price of $0.65 per share.

The range of exercise prices for options outstanding and options exercisable under the 2007 Stock Incentive Plan at December 31, 2009 are as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life of Options Outstanding (in years)	Options Outstanding		Options Exerciseable
		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.23- $0.38	7.3	1,950,000	$0.33	1,950,000	$0.33

$0.49 - $0.65	9.5	1,325,000	$0.59	1,275,000	$0.58

$1.00	8.6	1,521,875	$1.00	1,521,875	$1.00

A summary of the status of our nonvested options as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below.

Nonvested options	Number of Shares Underlying Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	2,100,000	$0.99
Granted	975,000	0.71
Forfeited or expired	(2,250,000)	0.99
Vested	(775,000)	0.64
Nonvested at December 31, 2009	50,000	$0.63

We recognized compensation expense of $394,139 and $1,878,508 related to the vested portion of these options based on their estimated grant date fair value as research and development expense, general and administrative expense or marketing expense based on the specific recipient of the award for the years ended December 31, 2009 and 2008, respectively.  The estimated fair value of the options on the date of grant was calculated using the Black Scholes option pricing model and the following assumptions.

Years ended December 31,
	2009	2008
Closing market price of common stock	$0.63 to $1.10	$0.49 to $1.14
Estimated volatility	113.6% to 149.1%	101.7% to 168.7%
Risk free interest rate	0.87% to 3.80%	2.25% to 4.03%
Expected dividend rate	-	-
Expected life	5-10 years	5-10 years

As of December 31, 2009 there was a total of $31,015 of unrecognized compensation expense related to the nonvested options which is expected to be recognized ratably through May, 2010.

As of December 31, 2009 the 2007 Stock Incentive Plan has 2,991,875 shares available for future grants of stock or options.

Subscription Receivable

During January and February, 2009 we collected net proceeds of $131,800 pursuant to subscription agreements for 164,750 Units under our Unit Private Placement.  Each Unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.60 per share. A total of 329,500 shares of common stock and two-year warrants to purchase 164,750 shares of common stock at an exercise price of $0.60 per share were issued.

NOTE 13 - INCOME TAXES

The net deferred tax asset is comprised of the following:

	December 31,
	2009	2008
Net operating loss carryforwards	$18,947,823	$17,663,738
Share-based compensation	1,000,327	849,750
Other	16,736	(19,864)
Valuation allowance	(19,964,886)	(18,493,624)
Deferred Income Tax Asset	$-	$-

Loss before income taxes is comprised of:

	For the Years Ended December 31,
	2009	2008
US Operations	$4,463,303	$4,416,458
Czech Republic Operations	3,119,387	5,439,613
	$7,582,690	$9,856,071

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2009 and 2008 as follows:

	For the Years Ended December 31,
	2009	2008

Net loss	$7,582,690	$9,856,071

Tax at federal statutory rate (34%)	$(2,578,115)	$(3,351,064)
Effect of lower foreign tax rate	467,904	815,942
Permanent differences	679,114	79,237
Change in valuation allowance	1,431,097	2,455,885
Provision for Income Taxes	$-	$-

As of December 31, 2009, we had net operating loss carryforwards for U.S. and Czech Republic federal income tax reporting purposes which if unused, will expire in the following years:

	US	Czech Republic
Year	Amount	Amount
2012	$-	$1,417,677
2013	-	5,412,080
2014	-	2,500,684
2018	27,080,269	-
2019	1,745,867	-
2020	6,137,725	-
2021	5,251,175	-
2022	1,751,322	-
2023	1,729,930	-
2024	328,048	-
2025	191,893	-
2026	465,173	-
2027	760,272	-
2028	2,775,311	-
2029	2,297,836	-
	$50,514,821	$9,330,441

The utilization of U.S. net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382. The fiscal years 2006 to 2009 remain open to examination to U.S. Federal authorities and other jurisdictions in the U.S. where we operate. Sendio has paid no income taxes since its inception and its fiscal years for 2007 to 2009 remain open to examination by Czech tax authorities.

NOTE 14 - SUBSEQUENT EVENTS

The Board of Directors extended the date that advances could be made under the loan agreements with Full Spectrum and SAM until April 30, 2010.  Subsequent to December 31, 2009, SAM and Full Spectrum advanced additional amounts under their notes as discussed in Note 7 through April 15, 2010 as follows:

	Advances	Total Principal	Conversion Shares	Warrants
Full Spectrum	$723,970	$758,084	1,895,209	947,605
SAM	339,502	355,499	888,749	444,374
	$1,063,472	$1,113,583	2,783,958	1,391,979

Total amounts outstanding as of April 15, 2010 are as follows:

	Advances	Total Principal	Conversion Shares	Warrants
Full Spectrum	$2,358,467	$2,469,599	6,173,997	3,086,999
SAM	1,515,752	1,587,174	3,967,937	1,983,969
	$3,874,219	$4,056,773	10,141,934	5,070,968

On February 18, 2010 we entered into a Financial Advisory and Investment Banking Services Agreement to assist us with our fundraising efforts.  We paid $20,000 as an advisory fee at the inception of the agreement.  In addition, the agreement specifies compensation for the placement of equity securities of 8% of any gross proceeds plus warrants equal to 8% of common shares issued or issuable in any financing from investors identified by the investment banker.  In addition, if the investment banker moves to conduct a syndicated offering with other brokers, an additional 2% of gross proceeds for a management fee and 3% of gross proceeds will be due for a non accountable expense allowance plus warrants equal to 5% of common shares issued or issuable in such financing.

The agreement also specifies compensation of 6% of gross proceeds with 6% warrant coverage for any mezzanine debt financing and 1.5% of gross proceeds for senior debt with no warrant coverage. The agreement terminates on June 30, 2010 unless terminated earlier as specified under the agreement. Under certain circumstances as specified in the agreement, a breakup fee of $30,000 may be due upon cancellation of the agreement.  The obligation for payment of fees and warrants as specified above survives for one year subsequent to the termination of the agreement for any amounts raised from investors identified and contacted by the investment banker.

On March 10, 2010 we entered into an Investment Banking Agreement to assist us with our fundraising efforts.  The term of the agreement is for three months and specifies compensation of 7.0% of any gross proceeds plus warrants equal to 7% of the number of common shares issued or issuable upon conversion in any financing transaction from investors identified by the investment banker.  The agreement is exclusive with respect to institutional investors.  In addition, the investment banker has a right of first refusal under certain circumstances for a period of 18 months following the termination of the agreement under certain circumstances as defined in the agreement.  The obligation for payment of these fees and warrants survives for one year subsequent to the termination of the agreement for any amounts raised from investors identified and contacted by the investment banker.