Form 10-Q
period 2010-03-31
Vu1 CORP
filed 2010-05-17
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

On May 17, 2010 there were 86,152,246 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page Number
PART I Financial Information

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of March 31, 2010 and December 31, 2009	1
Statements of Operations and Comprehensive Loss for the Three Ended March 31, 2010 and 2009	2
Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	3
Notes to Condensed Consolidated Financial Statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 4T. Controls and Procedures	16

PART II Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
ITEM 6. Exhibits	17

Signatures	18

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

For additional factors that can affect these forward-looking statements, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009.  The forward-looking statements contained in this Report speak only as of the date hereof.  We caution readers not to place undue reliance on any such forward-looking statements.  We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDSENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2010	2009
ASSETS
Current assets
Cash	$93,425	$366,303
Tax refund receivable	39,857	30,938
Prepaid expenses	238,223	205,725

Total current assets	371,505	602,966

Non-current assets
Equipment, net of accumulated depreciation of $169,739 and $150,015, respectively	110,620	133,544
Construction in process	462,226	472,708
Deposit on building purchase	721,225	635,387
Loan costs	23,684	28,421
Total assets	$1,689,260	$1,873,026

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$553,385	$528,503
Accrued payroll	311,595	343,723
Accrued interest	237,706	136,880
Short term loan payable	114,005	116,340
Loan payable, current portion	4,636	4,485
Capital lease obligation, current portion	4,890	4,927
Total current liabilities	1,226,217	1,134,858
Long-term liabilities
Long-term convertible notes payable, net of discount of $3,444,313 and $2,892,343, respectively	235,498	50,848
Embedded derivative liability	2,203,290	2,853,011
Loan payable, net of current portion	888	2,214
Capital lease obligation, net of current portion	12,509	13,995
Total liabilities	3,678,402	4,054,926

Stockholders' equity (deficit)
Vu1 Corporation's stockholders' equity (deficit)
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 200,000,000 shares authorized; 86,152,246 shares issued and outstanding	63,841,816	63,681,363
Accumulated deficit	(65,810,539)	(65,873,319)
Accumulated other comprehensive income	75,636	106,111
Total Vu1 Corporation's stockholders' equity (deficit)	(1,893,087)	(2,085,845)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' equity (deficit)	(1,989,142)	(2,181,900)
Total liabilities and stockholders' equity (deficit)	$1,689,260	$1,873,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENDED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,
	2010	2009

Operating expenses
Research and development	$518,501	$835,723
General and administrative	301,186	749,684
Marketing	69,004	104,956
Total operating expenses	888,691	1,690,363

Loss from operations	(888,691)	(1,690,363)

Other income (expense)
Interest income	2	2,192
Other income	36,590	-
Interest expense	(222,913)	(958)
Derivative valuation gain	1,137,792	-

Total other income	951,471	1,234

Income (loss) before provision for income taxes	62,780	(1,689,129)

Provision for income taxes	-	-

Net income (loss)	$62,780	$(1,689,129)

Other comprehensive loss:
Foreign currency translation adjustments	(30,475)	(87,762)

Comprehensive income (loss)	$32,305	$(1,776,891)

Income (loss) per share
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)
Weighted average shares outstanding
Basic	86,080,621	85,501,142
Diluted	86,806,696	85,501,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:

Net income (loss)	$62,780	$(1,689,129)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	23,613	21,337
Share-based compensation	23,102	92,300
Issuance of warrant for services	6,722	12,698
Amortization of discount and prepaid interest on long-term convertible note	67,231	-
Amortization of loan costs	4,737	-
Derivative valuation gain	(1,137,792)	-
Changes in assets and liabilities:
Tax refund receivable	(9,852)	3,662
Prepaid expenses	(1,882)	(6,352)
Accounts payable	29,203	53,563
Accrued payroll	(23,369)	(705)
Accrued interest	101,560	-
Net cash flows from operating activities	(853,947)	(1,512,626)

Cash flows from investing activities:
Purchases of equipment and construction in process	(5,660)	(33,604)
Deposits on building purchase	(103,811)	(47,590)
Net cash flows from investing activities	(109,471)	(81,194)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable and warrants	703,472	-
Proceeds from sales of units of common stock and warrants	-	131,800
Payments on note payable	(1,011)	(708)
Payments on capital lease obligations	(996)	(996)
Net cash flows from financing activities	701,465	130,096

Effect of exchange rate changes on cash	(10,925)	(33,625)

Net change in cash	(272,878)	(1,497,349)

Cash, beginning of period	366,303	2,486,609

Cash, end of period	$93,425	$989,260

Cash paid for interest	$46,500	$959

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

We have one inactive subsidiary, Telisar Corporation, a California corporation of which we own 66.67%.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2009 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended March 31, 2010 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2010.

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

Cash and Cash Equivalents

Cash is comprised of deposits with a bank. For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents.  At March 31, 2010 and December 31, 2009, we had cash of $0 and $46,170, respectively, in excess of federally insured limits.

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

Construction in process

Construction in process is comprised of assets to be used in our operations in the Czech Republic not in service as of March 31, 2010 and December 31, 2009.  These assets, when placed in service will be reclassified to Equipment and depreciated over their estimated useful lives.

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

We carry our long term convertible debt at historical cost. The fair value of our convertible debt in its hybrid form is determined, for disclosure purposes only, based upon its forward cash flows, at credit risk adjusted rates, plus the fair value of the conversion feature. As of March 31, 2010, the fair value of our face value $3,679,811 convertible debt amounted to approximately $5,536,000.

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

Non-Controlling Interest

Non-controlling interest represents the equity of the 33.3% non-controlling shareholders of Telisar Corporation.  The subsidiary had no operations for all periods presented.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable.   We have not recognized any revenues in the accompanying financial statements.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three months ended March 31, 2010 and 2009, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding, excluding unvested stock. Diluted income per share is calculated to give effect to potentially issuable dilutive common shares The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted income per share:

	For the Three Months
	Ended March 31,
	2010	2009
Net income (loss)	$62,780	$(1,689,129)
Basic weighted-average common shares outstanding	86,080,621	85,501,142
Effect of dilutive securities:
Options	654,450	-
Unvested Stock	71,625	-
Diluted weighted-average common shares outstanding	86,806,696	85,501,142
Basic income (loss) per share	$0.00	$(0.02)
Diluted income (loss) per share	$0.00	$(0.02)

The following potentially dilutive common shares are excluded from the computation of diluted net income (loss) per share for all periods presented because the effect is anti-dilutive:

	Three months ended March 31,
	2010	2009
Warrants	11,461,888	6,862,124
Convertible debt	9,199,526	-
Stock options	2,346,875	5,721,875
Unvested stock	-	290,750

Total potentially dilutive securities	23,008,289	12,874,749

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the three months ended March 31, 2010, we had no revenues, incurred a net loss from operations of $0.9 million, and had negative cash flows from operations of $0.9 million. In addition, we had an accumulated deficit of $65.8 million at March 31, 2010.

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

Our efforts to raise additional funds will continue during fiscal 2010 to fund our planned operations and research and development activities, through one or more debt or equity financings.  We have engaged an investment banker to assist us in our fundraising efforts. Unless we obtain sufficient additional financing, we expect that we will need to continue to continue to curtail or even cease operations indefinitely, or at least until we can obtain sufficient financing.  Even if we are able to raise sufficient additional capital to continue our operations, we expect to continue to seek additional financing through the remainder of fiscal 2010. See additional information in Note 12.

NOTE 4 – TAX REFUND RECEIVABLE

Tax refund receivable represents the 19% value added tax receivable from the government of the Czech Republic.  No allowance for doubtful accounts has been provided as we believe the amounts are fully collectible.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Sendio Facility Operating Lease and Purchase Agreement

On December 2, 2009 Sendio executed a lease agreement (the “Lease Agreement”) for its existing office and manufacturing facilities in the Czech Republic. The Lease Agreement commenced on December 1, 2009 and specifies annual rent of CZK 13,365,000 plus applicable VAT taxes (CZK 1,113,750 per month), less amounts paid by existing tenants in the building.  The present rent is CZK 719,556 per month after offset of the amounts paid by existing tenants and will increase should the existing tenants vacate the premises by the amount paid by the vacating tenant.  The Lease Agreement expires on June 30, 2011. Sendio is responsible for utilities, maintenance and certain other costs as defined in the lease.

Effective December 9, 2008 and amended March 3, 2009, Sendio entered into an agreement (the “Purchase Agreement”) to purchase the facilities in the Lease from the landlord. The purchase price for the Premises is CZK 179,000,000 (approximately $9.0 million USD) (the “Purchase Price”).

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

•
Payments totaling CZK 12,270,846 payable in 19 monthly installments beginning December 1, 2009 of CZK 645,834 through June 30, 2011 into the escrow account.  If any required installment is not made timely as defined in the agreement, the seller is entitled to claim a contractual fine of 60% per year on the past-due amount.  All required installments have been made by Sendio as of March 31, 2010.

•
Payment of the remaining purchase price of CZK 156,332,316 into the escrow account on or prior to June 30, 2011.  If any required installment is not made timely as defined in the agreement, the seller is entitled to claim a contractual fine of 36% per year on the past-due amount.

Sendio has deposited an aggregate of $771,225 (CZK 13,626,008) through March 31, 2009 into an escrow account.  This amount has been recorded as Deposit on building purchase in the accompanying balance sheet as of March 31, 2010.

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

Other Lease Agreement

We lease our current office space in Seattle, Washington on a month to month basis for monthly rent of $1,530.

Total rent expense was $120,925 and $68,781 for the three months ended March 31, 2010 and 2009, respectively.

Investment Banking Agreements

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

The agreement also specifies compensation of 6% of gross proceeds with 6% warrant coverage for any mezzanine debt financing and 1.5% of gross proceeds for senior debt with no warrant coverage. The agreement terminates on June 30, 2010 unless terminated earlier as specified under the agreement. Under certain circumstances as specified in the agreement, a breakup fee of $30,000 may be due upon cancellation of the agreement.  The obligation for payment of fees and warrants as specified above survives for one year subsequent to the termination of the agreement for any amounts raised from investors identified and contacted by the investment banker.  No amounts are presently due under this agreement.

On March 10, 2010 we entered into an Investment Banking Agreement to assist us with our fundraising efforts.  The term of the agreement is for three months and specifies compensation of 7% of any gross proceeds plus warrants equal to 7% of the number of common shares issued or issuable upon conversion in any financing transaction from investors identified by the investment banker.  The agreement is exclusive with respect to institutional investors.  In addition, the investment banker has a right of first refusal under certain circumstances for a period of 18 months following the termination of the agreement under certain circumstances as defined in the agreement.  The obligation for payment of these fees and warrants survives for one year subsequent to the termination of the agreement for any amounts raised from investors identified and contacted by the investment banker.  No amounts are presently due under this agreement.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On June 8, 2009, Vu1 issued a Secured Convertible Grid Promissory Note to Full Spectrum Capital LLC (“Full Spectrum”), as amended August 31, 2009 and amended and restated November 19, 2009. Full Spectrum is an entity that is managed and 45% owned by R. Gale Sellers, our Chief Executive Officer and a member of our board of directors. On November 19, 2009 we entered into a new Secured Convertible Grid Promissory Note with SAM Special Opportunity Fund, LP (“SAM”) (collectively, the “Notes”). The Notes provide that Full Spectrum and SAM may make one or more loans to Vu1, at such times and in such amounts as determined by Full Spectrum or SAM in its sole discretion, but not to exceed $7 million. Principal amounts under the Notes are presently convertible at any time into shares of our common stock at a price of $0.40 per share and are secured by all of our assets. The Note also provides that in conjunction with each advance under the Notes, we will issue three-year warrants to purchase common stock at an exercise price of $0.75 per share equal to 50% of the shares into which each advance is convertible. The Notes bear interest at 18% payable in quarterly installments beginning February 1, 2010.  We have granted to both lenders a first priority security interest in our assets as collateral security for repayment of their Notes.  The Note is due on June 30, 2011.

Full Spectrum and SAM have advanced loans for a total of $3 million and as such we have agreed to file a registration statement with the Securities and Exchange Commission for all of the shares of common stock issuable under the Note upon conversion and upon exercise of the warrants.

The holders of the Notes retain out of each advance made to us an amount equal to one interest payment (three months’ accrued interest) (the “Interest Prepayment”), to be applied either to the final quarterly payment of interest due under the Notes, or as payment of accrued and unpaid interest upon an event of default or prepayment of the Notes. The amount retained as interest was treated as a component of the face value of the Notes and as prepaid interest, subject to amortization.Vu1 may prepay the Notes at any time, but any such prepayment must include payment of an amount equal to the interest that would have accrued on such prepaid principal amount from the prepayment date through the maturity date of the Note but that has not yet been paid to or retained.

The Notes contain a down round provision that enables the Note holders to convert to our common stock at the lesser of $0.40 per share or the per share price of any future convertible debt or equity offering approved by the Board of Directors.  The down round provision requires bifurcation of the embedded conversion options and classification in derivative liabilities at fair value because they are no longer considered indexed to the Company’s common stock. We will continue to carry the derivative liabilities at fair value, with charges or credits to income for changes in fair value, until the Notes are settled through payment or conversion. The terms of the Notes provided for capitalization of three month’s interest which was treated as component of the face value of the Notes and a prepaid interest, subject to amortization.

From June 8, 2009 to March 31, 2010 we have received advances from Full Spectrum and SAM under their Notes summarized as follows:

	Issuances
	Year Ended	Quarter Ended	Balances
	December 31,	March 31,	March 31,	December 31,
	2009	2010	2010	2009
Notes
Face value, 18% per annum, secured convertible grid promissory notes, due June 30, 2011	$2,943,191	$736,620	$3,679,811	$2,943,191
Original issue discount, resulting from the allocation of basis to warrants and compound embedded derivatives	(2,943,191)	(618,700)	(3,561,891)	(2,943,191)
Amortization of original issue discount using the effective interest method	99,185	18,393	117,578	50,848
Carrying values at March 31, 2010	$99,185	$136,313	$235,498	$50,848

Linked Common Shares
Notes	7,357,976	1,841,550	9,199,526
Warrants	3,678,989	920,775	4,599,764
Total	11,036,965	2,762,325	13,799,290

The following is a summary of our accounting for issuances under the Full Spectrum and SAM Notes during the three months ended March 31, 2010:

Date	1/12/2010	1/13/2010	2/1/2010	2/18/2010	2/22/2010	3/22/2010	3/30/2010	Total
Face value	$222,000	$62,000	$25,000	$46,500	$202,094	$94,241	$84,785	$736,620
Proceeds	212,010	59,210	23,875	44,407	193,000	90,000	80,970	703,472
Initial allocation:
Prepaid interest	(9,990)	(2,790)	(1,125)	(2,093)	(9,094)	(4,241)	(3,815)	(33,148)
Notes payable	5,537	1,328	6,779	13,920	62,070	14,060	14,226	117,920
Warrants	40,528	11,537	4,658	7,354	30,388	19,867	16,297	130,629
Beneficial conversion	—	—	—	—	—	—	—	—
Derivative liabilities	175,935	49,135	13,563	25,226	109,636	60,314	54,262	488,071
	$212,010	$59,210	$23,875	$44,407	$193,000	$90,000	$80,970	$703,472

Information and significant assumptions embodied in our valuations (including equivalent amounts across ranges of simulations resulting from the calculations) of the derivative instrument for the issuances for the three months ended March 31, 2010 are shown in the following table:

Trading market price	$0.46-$0.59
Expected life (years)	1.12 - 1.25
Equivalent volatility	101.9% - 109.4%
Risk adjusted yield	8.37% - 9.67%
Risk adjusted interest rate	15.1%-15.7%

The Warrants issued in conjunction with the Notes have strike prices of $0.75 and terms of three years from the issuance date. Warrants achieved equity classification because they met all of the requisite criteria and conditions therefore. However, the initial accounting for the Notes requires allocation of proceeds among the Notes and the warrants based upon relative fair values. The estimated fair value of the Warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

Trading market price	$0.46-$0.59
Expected dividend	—
Expected life in years	3.0
Volatility	109.1%-121.4%
Risk free rate	1.4%-1.7%

The following table shows, as of March 31, 2010, (i) the net amount of cash received on advances made by Full Spectrum and SAM under their respective Notes, (ii) the outstanding principal amount of each note, (iii) the total number of shares of common stock into which the Notes are convertible (assuming a conversion rate of $0.40 per share) and (iv) the total number of warrants issued to Full Spectrum and SAM.  For each cash advance made under either note, the lender retains the Interest Prepayment, to be applied by the lender to the final quarterly payment of interest due under the note, or as payment of accrued and unpaid interest upon an event of default or prepayment of the note; accordingly, the outstanding principal amount for each note is calculated as the sum of the total amount of cash advances, plus the Interest Prepayments and retained expenses.

	Advances	Total Principal	Conversion Shares	Warrants
Full Spectrum	$1,998,467	$2,092,636	5,231,589	2,615,795
SAM	1,515,742	1,587,175	3,967,937	1,983,969
	$3,514,209	$3,679,811	9,199,526	4,599,764

See also Note 12, Subsequent Events.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments represent the embedded conversion features in our Notes that required bifurcation from the host debt agreements. Derivative financial instruments are classified as liabilities and carried at fair value, with changes reflected in the statement of operations. The following table summarizes the components of changes in our derivative financial instruments during the three months ended March 31, 2010 and for December 31, 2009:

	Three Months ended March 31, 2010	Year Ended December 31, 2009
Beginning balances	$2,853,011	$—
Issuances and modification
Derivatives recognized upon issuance	488,071	2,034,576
Derivatives recognized upon modification of Notes	-	529,031
Unrealized fair value changes, included in income	(1,137,792)	289,404

Ending balances	$2,203,290	$2,853,011

We value our derivative financial instruments using a Monte Carlo Simulation Technique (“MCST”). The MCST was selected because this technique embodies all of the types of inputs that we expect market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements. Those inputs include equity-related inputs, as well as credit risks, interest risks and redemption behaviors. The following tables summarize the significant inputs and equivalent amounts across ranges of simulations resulting from the calculations:

	March 31, 2010	December 31, 2009
Trading market price	0.52	0.65
Expected life (years)	1.095- 1.13	1.23-1.25
Equivalent volatility	103.68%	122.19%
Risk adjusted yield	8.37%	9.67%
Risk adjusted interest rate	15.73%	16.67%

NOTE 8 – SHORT TERM LOAN PAYABLE

On November 3, 2009 we issued a 10% note payable to an investor for cash in the amount of GBP 70,000 (approximately $115,000) secured by certain assets of Sendio.  The note and accrued interest is due on May 31, 2010.

NOTE 9 – LOAN PAYABLE

On May 15, 2008 Sendio entered into a three-year note payable for the purchase of a vehicle.  The note bears interest at a rate of 24.5% and is payable in 36 equal monthly installments of principal and interest of approximately $575 plus mandatory VAT and insurance.  The note is secured by the vehicle.

NOTE 10 – CAPITAL LEASE OBLIGATION

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

Our Amended and Restated Articles of Incorporation allows us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine.  No preferred shares are currently issued and outstanding.

Stock and Stock Options issued pursuant to the 2007 Stock Incentive Plan

There were no awards of common stock or stock options and no awards were exercised during the three months ended March 31, 2010. For the three months ended March 31, 2010 and 2009 we recognized $23,102 and $92,300, respectively, as share-based compensation related to the vesting of previously outstanding grants of stock and stock options.

As of March 31, 2010, there are 20,000 unvested stock options of which we anticipate $12,406 of unrecognized compensation expense will be recognized ratably through the vesting date of May 31, 2010.  In addition, there are 71,625 shares of unvested restricted stock issued in 2007 of which we anticipate $11,981 of unrecognized compensation expense will be recognized ratably through the vesting date of November 30, 2010.

Warrants

As discussed in Note 6, during the three months ended March 31, 2010 we issued three year warrants to purchase 476,401 shares of common stock at an exercise price of $0.75 per share to Full Spectrum, which is managed by R. Gale Sellers, a director and our Chief Executive Officer.  In addition we issued three year warrants to purchase 444,374 shares of common stock at an exercise price of $0.75 per share to SAM.  These warrants were issued pursuant to advances made under their respective Notes.

On March 17, 2009 we issued a three-year warrant to a vendor to purchase 150,000 shares of common stock at an exercise price of $0.75 per share based on the closing market price as of that date.  A total of 75,000 shares vest over the one year life of the agreement, with the remaining shares vesting upon the achievement of certain performance milestones.  The performance milestones were not achieved during the three months ended March 31, 2010. A total of $6,722 was recognized as an expense relating to the vested portion of the warrants for the three months ended March 31, 2010.  A summary of our outstanding warrants follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.60	6,637,124	0.5	6,637,124
$0.75	4,749,764	2.6	4,674,764
$1.00	25,000	0.8	25,000
$1.15	50,000	0.6	50,000
	11,461,888	1.4	11,386,888

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated all subsequent events through May 17, 2010 the date the three-month period ending March 31, 2010 financial statements were issued.

Subsequent to March 31, 2010, Full Spectrum and SAM advanced additional amounts under their note as discussed in Note 6 through May 17, 2010 as follows:

	Advances	Total Principal	Conversion Shares	Warrants
Full Spectrum	$460,000	$481,675	1,204,188	602,094
SAM	95,500	100,000	250,000	125,000
	$555,500	$581,675	1,454,188	727,094

Total amounts outstanding at May 17, 2010 are as follows:

	Advances	Total Principal	Conversion Shares	Warrants
Full Spectrum	$2,458,467	$2,574,311	6,435,777	3,217,889
SAM	1,611,242	1,687,175	4,217,937	2,108,969
	$4,069,709	$4,261,486	10,653,714	5,326,858

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

We are focused on developing, manufacturing and selling a line of mercury free, energy efficient light bulbs based on our proprietary light-emitting technology.  For the past several years, we have primarily focused our efforts on research and development efforts for our ESL technology. In 2007 we formed Sendio s.r.o. (“Sendio”) in the Czech Republic as a wholly owned subsidiary for continued development of the bulb, and to design the manufacturing processes required for commercialization and manufacturing.  During 2010, we have continued our development work on the technology to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the bulb and the design and implementation of the processes required to manufacture the bulb. Our efforts are presently focused on our initial planned product, the R30 sized light bulb. We anticipate that the development efforts will continue in 2010. The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. During fiscal 2010, we had no commercial products and no revenues.

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

Our cash as of March 31, 2010 is not sufficient to support our operations through fiscal 2010 and it will be necessary for us to seek additional financing.  See “Liquidity and Capital Resources” below.

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

Sendio had 39 engineering, technical and administrative employees at March 31, 2010 and the US Operations had a single employee.

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

Results of Operations

Comparison of Results for the three months ended March 31, 2010 and 2009

Revenues

We had no revenues for the three months ended March 31, 2010 and 2009.

Research and Development Expenses

For the three months ended March 31, 2010 and 2009, we were involved in a single project to develop and commercialize our proprietary technology.  For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $317,000 to $519,000 for the three months ended March 31, 2010 compared to $836,000 for the three months ended March 31, 2009.   The decrease is related to a decrease in salaries and attendant costs and consulting fees related to the curtailing of our operations. This is partially offset by the increase in rent for our Sendio facility.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 and 2009 consisted of salaries and attendant costs, share based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses decreased by approximately $448,000 to $301,000 for the three months ended March 31, 2010 compared to $750,000 for the three months ended March 31, 2009.  This decrease was due primarily to decreases in salaries and consulting fees related to the curtailing of our operations.

Marketing Expenses

Marketing expenses for the three months ended March 31, 2010 and 2009 were comprised of salaries, consulting fees, market and branding research and office related expenses. Marketing expenses decreased by approximately $36,000 to $69,000 for the three months ended March 31, 2010 compared to $105,000 for the three months ended March 31, 2009.  This decrease was due primarily to decreases in consulting fees for the quarter ended March 31, 2010.

Other Income and Expense

Other income and expense for the three months ended March 31, 2010 was comprised of interest income, other income, interest expense and derivative valuation gain.  Interest income was $0 compared to $2,200 for the three months ended March 31, 2009. The decrease is due to lower average cash balances. Other income of $37,000 is a recovery of unclaimed property for which no prior year comparable amount exists.  Interest expense for the three months ended March 31, 2010 increased $222,000 to $223,000 and relates to the accrued interest and amortization of discount on the Notes, Sendio’s loan and capital lease obligations as discussed in Notes 6, 9 and 10. Included in interest expense is discount and prepaid amortization of $67,000 and amortization of loan costs of $5,000 for the three months ended March 31, 2010 related to the Notes.  Interest expense for the three months ended March 31, 2009 of $1,000 was related to Sendio’s loan and capitalized lease obligations.

Derivative valuation gain amounted to $1,137,792 during the three months ended March 31, 2010 (none for the three months ended March 31, 2009). Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value.

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

Liquidity and Capital Resources

Our cash was approximately $93,000 as of March 31, 2010 and is not sufficient to support our reduced levels of operations.  In April and May, 2010 Full Spectrum and SAM advanced an additional $555,500 under their respective Notes. These are described more fully in Note 12 to the condensed consolidated financial statements.

We anticipate that with our remaining cash and the loan proceeds described above, we will be able to fund our curtailed operations into June, 2010. We have engaged two investment bankers to assist us with our fundraising efforts as discussed in Note 5 to the condensed consolidated financial statements, but we have not yet been successful in obtaining additional financing.

We expect to continue to seek additional financing in 2010 to fund our planned operations and research and development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. There can be no assurances that further cash advances under the Notes, when and if made, will be sufficient to sustain our required levels of operations.

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

All of our assets are currently held as collateral to secure repayment of the promissory notes payable to Full Spectrum and SAM.  (See Note 6 and 12 to our consolidated financial statements).  In the event that we cease operations or are otherwise unable to repay the Notes as they becomes due, Full Spectrum and SAM will have full rights as secured creditors with respect to our assets, including the right to take control of our assets, sell the assets at a public or private sale, or take any other action permitted by applicable law.

If we cease operations or file for protection under the bankruptcy laws, any cash and assets we have would be used first to satisfy claims of creditors and to discharge liabilities.  We cannot predict whether our stockholders would receive any return on their shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2010.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued three-year warrants to purchase a total of 920,775 shares of common stock at an exercise price of $0.75 per share pursuant to advances made on the Notes as described in Note 6.

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

Dated: May 17, 2010

By:	/s/ R. Gale Sellers
R. Gale Sellers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)