Form 10-Q
period 2010-06-30
Vu1 CORP
filed 2010-08-23
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

On August 23, 2010 there were 86,152,246 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page Number
PART I Financial Information

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of June 30, 2010 and December 31, 2009	1
Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2010 and 2009	2
Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	3
Notes to Condensed Consolidated Financial Statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 4. Controls and Procedures	18

PART II Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 6. Exhibits	18

Signatures	19

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2010	2009
ASSETS
Current assets
Cash	$28,707	$366,303
Tax refund receivable	37,161	30,938
Prepaid expenses	230,742	205,725

Total current assets	296,610	602,966

Non-current assets
Equipment, net of accumulated depreciation of $169,739 and $150,015, respectively	126,694	133,544
Construction in process	403,610	472,708
Deposit on building purchase	707,396	635,387
Loan costs	18,947	28,421
Total assets	$1,553,257	$1,873,026

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$798,632	$528,503
Accrued payroll	271,466	343,723
Accrued interest	357,882	136,880
Short term loan payable	105,164	116,340
Loan payable, current portion	4,005	4,485
Capital lease obligation, current portion	4,466	4,927
Convertible notes payable, net of discount of $3,759,035 and $0, respectively	759,404	-
Total current liabilities	2,301,019	1,134,858
Long-term liabilities
Long-term convertible notes payable, net of discount of $0 and $2,892,343, respectively	-	50,848
Embedded derivative liability	491,035	2,853,011
Loan payable, net of current portion	-	2,214
Capital lease obligation, net of current portion	10,204	13,995
Total liabilities	2,802,258	4,054,926

Stockholders' equity (deficit)
Vu1 Corporation's stockholders' equity (deficit)
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 200,000,000 shares authorized; 86,152,246 shares issued and outstanding	64,023,141	63,681,363
Accumulated deficit	(65,152,571)	(65,873,319)
Accumulated other comprehensive income (loss)	(23,516)	106,111
Total Vu1 Corporation's stockholders' equity (deficit)	(1,152,946)	(2,085,845)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' equity (deficit)	(1,249,001)	(2,181,900)
Total liabilities and stockholders' equity (deficit)	$1,553,257	$1,873,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Operating expenses
Research and development	$430,928	$623,781	$949,429	$1,459,504
General and administrative	502,632	598,223	803,818	1,347,907
Marketing	65,176	89,390	134,180	194,346
Total operating expenses	998,736	1,311,394	1,887,427	3,001,757

Loss from operations	(998,736)	(1,311,394)	(1,887,427)	(3,001,757)

Other income (expense)
Interest income	-	145	2	2,337
Other income	-	-	36,590	-
Interest expense	(414,297)	(15,919)	(637,210)	(16,877)
Derivative valuation gain	2,071,001	-	3,208,793	-

Total other income (expense)	1,656,704	(15,774)	2,608,175	(14,540)

Income (loss) before provision for income taxes	657,968	(1,327,168)	720,748	(3,016,297)

Provision for income taxes	-	-	-	-

Net income (loss)	$657,968	$(1,327,168)	$720,748	$(3,016,297)

Other comprehensive income (loss):
Foreign currency translation adjustments	(99,152)	92,729	(129,627)	4,967

Comprehensive income (loss)	$558,816	$(1,234,439)	$591,121	$(3,011,330)

Income (loss) per share
Basic	$0.01	$(0.02)	$0.01	$(0.04)
Diluted	$0.01	$(0.02)	$0.01	$(0.04)
Weighted average shares outstanding
Basic	86,080,621	85,547,296	86,080,621	85,524,346
Diluted	86,395,705	85,547,296	86,601,200	85,524,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:

Net income (loss)	$720,748	$(3,016,297)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	44,294	45,810
Share-based compensation	40,001	224,184
Issuance of warrant for services	6,722	28,944
Issuance of warrant for interest	19,125	-
Issuance of stock for services	-	71,250
Amortization of discount and prepaid interest on long-term convertible note	256,555	9,496
Amortization of loan costs	9,474	-
Derivative valuation gain	(3,208,793)	-
Changes in assets and liabilities:
Tax refund receivable	(11,104)	14,345
Prepaid expenses	37,836	(8,940)
Accounts payable	296,074	35,682
Accrued payroll	(30,972)	164,311
Accrued interest	225,016	-
Net cash flows from operating activities	(1,595,024)	(2,431,215)

Cash flows from investing activities:
Purchases of equipment and construction in process	(44,573)	(39,458)
Deposits on building purchase	(167,142)	(81,304)
Net cash flows from investing activities	(211,715)	(120,762)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable and warrants	1,504,362	500,000
Proceeds from sales of units of common stock and warrants	-	131,800
Payments on note payable	(2,008)	(1,505)
Payments on capital lease obligations	(1,993)	(1,993)
Net cash flows from financing activities	1,500,361	628,302

Effect of exchange rate changes on cash	(31,218)	(2,908)

Net change in cash	(337,596)	(1,926,583)

Cash, beginning of period	366,303	2,486,609

Cash, end of period	$28,707	$560,026

Cash paid for interest	$116,218	$1,957

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2009 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended June 30, 2010 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2010.

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

Cash and Cash Equivalents

Cash is comprised of deposits with a bank. For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents.  At June 30, 2010 and December 31, 2009, we had cash of $0 and $46,170, respectively, in excess of federally insured limits.

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

Construction in process

Construction in process is comprised of assets to be used in our operations in the Czech Republic not in service as of June 30, 2010 and December 31, 2009.  These assets, when placed in service will be reclassified to Equipment and depreciated over their estimated useful lives.

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

FASB ASC 740-10-25 clarifies the accounting for uncertain tax positions and requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

We carry our long term convertible debt at historical cost. The fair value of our convertible debt in its hybrid form is determined, for disclosure purposes only, based upon its forward cash flows, at credit risk adjusted rates, plus the fair value of the conversion feature. As of June 30, 2010, the fair value of our face value $4,518,439 convertible debt amounted to approximately $5,009,000.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three and six months ended June 30, 2010 and 2009, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding, excluding unvested stock. Diluted income per share is calculated to give effect to potentially issuable dilutive common shares. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted income per share:

	Three months Ended June 30,		Six months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$657,968	$(1,327,168)	$720,748	$(3,016,297)
Basic weighted-average common shares outstanding	86,080,621	85,547,296	86,080,621	85,524,346
Effect of dilutive securities:
Options	243,459	-	448,954	-
Unvested Stock	71,625	-	71,625	-
Diluted weighted-average common shares outstanding	86,395,705	85,547,296	86,601,200	85,524,346
Basic income (loss) per share	$0.01	$(0.02)	$0.01	$(0.04)
Diluted income (loss) per share	$0.01	$(0.02)	$0.01	$(0.04)

The following potentially dilutive common shares are excluded from the computation of diluted net income (loss) per share for all periods presented because the effect is anti-dilutive:

	Three months Ended June 30,		Six months Ended June 30,
	2010	2009	2010	2009
Warrants	12,585,174	7,487,124	12,585,174	7,847,124
Convertible debt	11,296,096	1,308,901	11,296,096	1,308,901
Stock options	4,146,875	5,721,875	2,846,875	5,721,875
Unvested stock	-	290,750	-	290,750

Total potentially dilutive securities	28,028,145	14,808,650	26,728,145	15,168,650

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the six months ended June 30, 2010, we had no revenues, incurred a net loss from operations of $1.9 million, and had negative cash flows from operations of $1.6 million. In addition, we had an accumulated deficit of $65.2 million at June 30, 2010.

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

Our efforts to raise additional funds will continue during fiscal 2010 to fund our planned operations and research and development activities, through one or more debt or equity financings.  We have engaged an investment banker to assist us in our fundraising efforts. Unless we obtain sufficient additional financing, we expect that we will need to continue to curtail or even cease operations indefinitely, or at least until we can obtain sufficient financing.  Even if we are able to raise sufficient additional capital to continue our operations, we expect to continue to seek additional financing through the remainder of fiscal 2010. See additional information in Note 12.

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

•
Payments totaling CZK 12,270,846 payable in 19 monthly installments beginning December 1, 2009 of CZK 645,834 through June 30, 2011 into the escrow account.  If any required installment is not made timely as defined in the agreement, the seller is entitled to claim a contractual fine of 60% per year on the past-due amount.  All required installments have been made by Sendio as of June 30, 2010.

•
Payment of the remaining purchase price of CZK 156,332,316 into the escrow account on or prior to June 30, 2011.  If any required installment is not made timely as defined in the agreement, the seller is entitled to claim a contractual fine of 36% per year on the past-due amount.

Sendio has deposited an aggregate of $707,396 (CZK 14,917,676) through June 30, 2010 into an escrow account.  This amount has been recorded as Deposit on building purchase in the accompanying balance sheet as of June 30, 2010.

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

Total rent expense was $234,878 and $152,304 for the six months ended June 30, 2010 and 2009, respectively.

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

The agreement also specifies compensation of 6% of gross proceeds with 6% warrant coverage for any mezzanine debt financing and 1.5% of gross proceeds for senior debt with no warrant coverage. The agreement terminated on June 30, 2010. The obligation for payment of fees and warrants as specified above survives for one year subsequent to the termination of the agreement for any amounts raised from investors identified and contacted by the investment banker.  No amounts are presently due under this agreement.

On March 10, 2010 we entered into an Investment Banking Agreement to assist us with our fundraising efforts, which expired in June, 2010.  The Agreement specifies compensation of 7% of any gross proceeds plus warrants equal to 7% of the number of common shares issued or issuable upon conversion in any financing transaction from investors identified by the investment banker. In addition, the investment banker has a right of first refusal under certain circumstances for a period of 18 months following the termination of the agreement under certain circumstances as defined in the agreement.  The obligation for payment of these fees and warrants survives for one year subsequent to the termination of the agreement for any amounts raised from investors identified and contacted by the investment banker.  No amounts are presently due under this agreement.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On June 8, 2009, Vu1 issued a Secured Convertible Grid Promissory Note to Full Spectrum Capital LLC (“Full Spectrum”), as amended August 31, 2009 and amended and restated November 19, 2009. Full Spectrum is an entity that is managed and 45% owned by R. Gale Sellers, our Chief Executive Officer and a member of our board of directors. On November 19, 2009 we entered into a new Secured Convertible Grid Promissory Note with SAM Special Opportunity Fund, LP (“SAM”) (collectively, the “Notes”). The Notes provide that Full Spectrum and SAM may make one or more loans to Vu1, at such times and in such amounts as determined by Full Spectrum or SAM in its sole discretion, but not to exceed $7 million. Principal amounts under the Notes are presently convertible at any time into shares of our common stock at a price of $0.40 per share and are secured by all of our assets. The Note also provides that in conjunction with each advance under the Notes, we will issue three-year warrants to purchase common stock at an exercise price of $0.75 per share equal to 50% of the shares into which each advance is convertible. The Notes bear interest at 18% payable in quarterly installments beginning February 1, 2010.  We have granted to both lenders a first priority security interest in our assets as collateral security for repayment of their Notes.  The Notes are due on June 30, 2011.

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

From June 8, 2009 to June 30, 2010 we have received advances from Full Spectrum and SAM under their Notes summarized as follows:

	Issuances
	Year Ended	Six Months Ended	Balances
	December 31,	June 30,	June 30,	December 31,
	2009	2010	2010	2009
Notes
Face value, 18% per annum, secured convertible grid promissory notes, due June 30, 2011	$2,943,191	$1,575,248	$4,518,439	$2,943,191
Original issue discount, resulting from the allocation of basis to warrants and compound embedded derivatives	(2,943,191)	(1,122,747)	(4,065,938)	(2,943,191)
Amortization of original issue discount using the effective interest method	194,117	112,786	306,903	50,848
Carrying values at June 30, 2010	$194,117	$565,287	$759,404	$50,848

Linked Common Shares
Notes	7,357,976	3,938,120	11,296,096
Warrants	3,678,989	1,969,061	5,648,050
Total	11,036,965	5,907,181	16,944,146

The following is a summary of our accounting for issuances under the Full Spectrum and SAM Notes during the six months ended June 30, 2010:

Date	1/12/2010	1/13/2010	2/1/2010	2/18/2010	2/22/2010	3/22/2010	3/30/2010	4/7/2010	4/13/2010	4/20/2010	5/14/2010	5/18/2010	5/27/2010	6/14/2010	6/22/2010	Total
Face value	$222,000	$62,000	$25,000	$46,500	$202,094	$94,241	$84,785	$104,712	$272,251	$100,000	$104,712	$69,717	$122,000	$60,000	$5,236	$1,575,248
Proceeds	212,010	59,210	23,875	44,407	193,000	90,000	80,970	100,000	260,000	95,500	100,000	66,580	116,510	57,300	5,000	1,504,362
Initial allocation:
Prepaid interest	(9,990)	(2,790)	(1,125)	(2,093)	(9,094)	(4,241)	(3,815)	(4,712)	(12,251)	(4,500)	(4,712)	(3,137)	(5,490)	(2,700)	(236)	(70,886)
Notes payable	5,537	1,328	6,779	13,920	62,070	14,060	14,226	26,669	70,613	28,040	65,434	41,241	62,445	36,814	3,326	452,502
Warrants	40,528	11,537	4,658	7,354	30,388	19,867	16,297	19,928	50,539	16,460	12,053	10,350	27,835	7,586	549	275,929
Beneficial conversion	—	—	—	—	—	—	—									—
Derivative liabilities	175,935	49,135	13,563	25,226	109,636	60,314	54,262	58,115	151,099	55,500	27,225	18,126	31,720	15,600	1,361	846,817
	$212,010	$59,210	$23,875	$44,407	$193,000	$90,000	$80,970	$100,000	$260,000	$95,500	$100,000	$66,580	$116,510	$57,300	$5,000	$1,504,362

Information and significant assumptions embodied in our valuations (including equivalent amounts across ranges of simulations resulting from the calculations) of the derivative instrument for the issuances for the six months ended June 30, 2010 are shown in the following table:

Trading market price	$0.19-$0.59
Expected life (years)	1.03 - 1.25
Equivalent volatility	88.7% - 109.9%
Risk adjusted yield	8.37% - 9.67%
Risk adjusted interest rate	15.1%-18.0%

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

Trading market price	$0.29-$0.59
Expected dividend	—
Expected life in years	3.0
Volatility	97.2%-121.4%
Risk free rate	1.2%-1.7%

The following table shows, as of June 30, 2010, (i) the net amount of cash received on advances made by Full Spectrum and SAM under their respective Notes, (ii) the outstanding principal amount of each note, (iii) the total number of shares of common stock into which the Notes are convertible (assuming a conversion rate of $0.40 per share) and (iv) the total number of warrants issued to Full Spectrum and SAM.  For each cash advance made under either note, the lender retains the Interest Prepayment, to be applied by the lender to the final quarterly payment of interest due under the note, or as payment of accrued and unpaid interest upon an event of default or prepayment of the note; accordingly, the outstanding principal amount for each note is calculated as the sum of the total amount of cash advances, plus the Interest Prepayments and retained expenses.

	Advances	Total Principal	Conversion Shares	Warrants
Full Spectrum	$2,463,467	$2,579,547	6,448,866	3,224,434
SAM	1,851,642	1,938,892	4,847,230	2,423,616
	$4,315,109	$4,518,439	11,296,096	5,648,050

See also Note 12, Subsequent Events.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments represent the embedded conversion features in our Notes that required bifurcation from the host debt agreements. Derivative financial instruments are classified as liabilities and carried at fair value, with changes reflected in the statement of operations. The following table summarizes the components of changes in our derivative financial instruments during the three and  six months ended June 30, 2010:

	Three Months ended June 30, 2010	Six Months ended June 30, 2010
Beginning balances	$2,203,290	$2,853,011
Issuances and modification
Derivatives recognized upon issuance	358,746	846,817
Derivatives recognized upon modification of Notes	-	-
Unrealized fair value changes, included in income	(2,071,001)	(3,208,793)

Ending balances	$491,035	$491,035

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

June 30, 2010
Trading market price	0.19
Expected life (years)	0.97 - 0.99
Equivalent volatility	92.71%
Risk adjusted yield	8.50%
Risk adjusted interest rate	18.00%

NOTE 8 – SHORT TERM LOAN PAYABLE

On November 3, 2009 we issued a 10% note payable to an investor for cash in the amount of GBP 70,000 (approximately $115,000) secured by certain assets of Sendio.  On May 1, 2010, the Company issued three year warrants to purchase 75,000 shares of our common stock at an exercise price of $0.38 per share to the investor as compensation for extending the due date of the loan.  The fair value of the warrant of $19,125 was recognized as interest expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010.  The fair value of the warrant was determined using the following assumptions: market price - $0.38, volatility – 111.0%, risk free interest rate – 1.51%.  On June 3, 2010 the due date of the note and accrued interest was extended to August 31, 2010.

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

Stock and Stock Options issued pursuant to the 2007 Stock Incentive Plan

There were no awards of common stock or stock options and no awards were exercised during the six months ended June 30, 2010. For the six months ended June 30, 2010 and 2009 we recognized $40,001 and $224,184, respectively, as share-based compensation related to the vesting of previously outstanding grants of stock and stock options.

As of June 30, 2010 there are 71,625 shares of unvested restricted stock issued in 2007 of which we anticipate $7,488 of unrecognized compensation expense will be recognized ratably through the vesting date of November 30, 2010.

Warrants

As discussed in Note 6, during the six months ended June 30, 2010 we issued three-year warrants to purchase 1,085,040 shares of common stock at an exercise price of $0.75 per share to Full Spectrum, which is managed by R. Gale Sellers, a director and our Chief Executive Officer.  In addition we issued three-year warrants to purchase 884,021 shares of common stock at an exercise price of $0.75 per share to SAM.  These warrants were issued pursuant to advances made under their respective Notes.

As discussed in Note 8, On May 1, 2010 the Company issued three year warrants to purchase 75,000 shares of our common stock at an exercise price of $0.38 per share to the investor as an inducement to extend the due date of the loan.

On March 17, 2009 we issued a three-year warrant to a vendor to purchase 150,000 shares of common stock at an exercise price of $0.75 per share based on the closing market price as of that date.  A total of 75,000 shares vest over the one year life of the agreement, with the remaining shares vesting upon the achievement of certain performance milestones.  The performance milestones were not achieved during the six months ended June 30, 2010. A total of $6,722 was recognized as an expense relating to the vested portion of the warrants for the six months ended June 30, 2010.  A summary of our outstanding warrants follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.38	75,000	2.8	75,000
$0.60	6,637,124	0.3	6,637,124
$0.75	5,798,050	2.4	5,723,050
$1.00	25,000	0.6	25,000
$1.15	50,000	0.3	50,000
	12,585,174	1.3	12,510,174

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2010, Full Spectrum and SAM advanced additional amounts under their note as discussed in Note 6 through August 23, 2010 as follows:

	Advances	Total Principal	Conversion Shares	Warrants
Full Spectrum	$140,000	$146,597	366,492	183,246
SAM	318,015	333,000	832,500	416,250
	$458,015	$479,597	1,198,992	599,496
[To be updated to latest amounts on filing date.]

Total amounts outstanding at August 23, 2010 are as follows:

	Advances	Total Principal	Conversion Shares	Warrants
Full Spectrum	$2,603,467	$2,726,144	6,815,358	3,407,680
SAM	2,169,657	2,271,892	5,679,730	2,839,866
	$4,773,124	$4,998,036	12,495,088	6,247,546

On July 9, 2010 we issued options to purchase 1,000,000 shares of common stock to R. Gale Sellers, our Chief Executive Officer and director pursuant to Mr. Sellers’ employment agreement entered into as of that date and effective January 1, 2010.  The options vest 50% upon issuance, with the remaining 50% vesting monthly through December 31, 2010.  In addition, Mr. Sellers elected to convert his 2010 annual salary per the employment agreement of $240,000 into options to purchase 558,140 shares of common stock.  These options will vest on a pro rata basis through December 31, 2010.

Also on July 9, 2010 we issued options to purchase 600,000 shares of common stock to Philip Styles, our Chief Operating Officer and director.  The options vest 50% upon issuance, with the remaining 50% vesting upon the achievement of certain performance milestones through December 31, 2010.

The options issued above have a ten-year life and an exercise price of $0.43 per share based on the closing market price as of the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

We are focused on developing, manufacturing and selling a line of mercury free, energy efficient light bulbs based on our proprietary light-emitting technology.  For the past several years, we have primarily focused our efforts on research and development efforts for our ESL technology. In 2007 we formed Sendio s.r.o. (“Sendio”) in the Czech Republic as a wholly owned subsidiary for continued development of the bulb, and to design the manufacturing processes required for commercialization and manufacturing.  During 2010, we have continued our development work on the technology to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the bulb and the design and implementation of the processes required to manufacture the bulb. During the second quarter of 2010, we submitted the bulb for safety certification to Underwriters Laboratories, but Our efforts are presently focused on our initial planned product, the R30 sized light bulb.  We anticipate that the development efforts will continue in 2010. The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. During fiscal 2010, we had no commercial products and no revenues.

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

Our cash as of June 30, 2010 is not sufficient to support our operations through fiscal 2010 and it will be necessary for us to seek additional financing.  See “Liquidity and Capital Resources” below.

Plan of Operations

Our efforts are presently focused on our initial planned product, the R30 sized light bulb. We submitted our R30 sized light bulb to Underwriters Laboratories during the second quarter of 2010 to obtain safety certification, but we are unable to predict if this certification will be obtained. We anticipate that the development efforts will continue in 2010 to support initial production for evaluation that is planned to begin in the fourth quarter of 2010. The commercial viability of our ESL™ technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. During fiscal 2009, we had no commercial products and no revenues.  We expect to continue to make significant expenditures developing our planned product, obtaining product certification and the related manufacturing processes in fiscal 2010. Our future success and operating results will depend in large part on the results of these efforts.

We will need to raise additional capital through debt or equity financings in 2010 to support our operations. We have entered into an agreement to purchase the facility presently leased by Sendio in the Czech Republic.  We are using this facility to develop our ESL technology and manufacturing processes.  We will need additional funding to complete the purchase of this building.

Our anticipated expenditures related to our operations in fiscal 2010 will primarily depend on personnel costs and additional equipment needs for continued development of our light bulb and the manufacturing processes.  In addition, we anticipate we will incur substantial costs related to the planned production in fourth quarter of 2010 related to purchases of raw materials and supplies, marketing, sales and distribution related costs, and increased administrative costs. An overall estimate of our capital expenditures is primarily dependent upon the success of our development and manufacturing results for our prototype, and as such cannot presently be estimated.  Any additional capital expenditures will be dependent upon our ability to obtain additional financing.

Sendio had 39 engineering, technical and administrative employees at June 30, 2010 and the US Operations had a single employee.

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

Results of Operations

Comparison of Results for the three months ended June 30, 2010 and 2009

Revenues

We had no revenues for the three months ended June 30, 2010 and 2009.

Research and Development Expenses

For the three months ended June 30, 2010 and 2009, we were involved in a single project to develop and commercialize our proprietary technology.  For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $193,000 to $431,000 for the three months ended June 30, 2010 compared to $624,000 for the three months ended June 30, 2009.   The decrease is related to a decrease in salaries and attendant costs and consulting fees related to the curtailing of our operations. This is partially offset by the increase in rent for our Sendio facility.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2010 and 2009 were comprised of salaries and attendant costs, share based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses decreased by approximately $96,000 to $503,000 for the three months ended June 30, 2010 compared to $598,000 for the three months ended June 30, 2009.  This decrease was due primarily to decreases in salaries, share based compensation expenses and consulting fees related to the curtailing of our operations partially offset by increases in travel.

Marketing Expenses

Marketing expenses for the three months ended June 30, 2010 and 2009 were comprised of salaries, consulting fees, market and branding research, conference fees and office related expenses. Marketing expenses decreased by approximately $24,000 to $65,000 for the three months ended June 30, 2010 compared to $89,000 for the three months ended June 30, 2009.  This decrease was due primarily to decreases in consulting fees for the quarter ended June 30, 2010.

Other Income and Expense

Other income and expense for the three months ended June 30, 2010 was comprised of interest income, other income, interest expense and derivative valuation gain.  Interest income was $0 compared to $145 for the three months ended June 30, 2009. The decrease is due to lower average cash balances. Interest expense for the three months ended June 30, 2010 increased $398,000 to $414,000 and relates to the accrued interest and amortization of discount and prepaid interest on the Notes, Sendio’s loan and capital lease obligations and the fair value of the warrant with a fair value of $19,125 issued pursuant to the short term note payable as discussed in Notes 6, 8, 9 and 10. Included in interest expense are discount and prepaid amortization of $200,000 and amortization of loan costs of $5,000 for the three months ended June 30, 2010 related to the Notes.  Interest expense for the three months ended June 30, 2009 of $16,000 was related to the loan from Full Spectrum and Sendio’s loan and capitalized lease obligations.

Derivative valuation gain amounted to approximately $2,071,000 during the three months ended June 30, 2010 (none for the three months ended June 30, 2009). Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value.

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

Comparison of Results for the six months ended June 30, 2010 and 2009

Revenues

We had no revenues for the six months ended June 30, 2010 and 2009.

Research and Development Expenses

For the six months ended June 30, 2010 and 2009, we were involved in a single project to develop and commercialize our proprietary technology.  For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $510,000 to $949,000 for the six months ended June 30, 2010 compared to $1,460,000 for the six months ended June 30, 2009.   The decrease is related to a decrease in salaries and attendant costs and consulting fees related to the curtailing of our operations. This is partially offset by the increase in rent for our Sendio facility.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2010 and 2009 were comprised of salaries and attendant costs, share based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses decreased by approximately $544,000 to $804,000 for the six months ended June 30, 2010 compared to $1,348,000 for the six months ended June 30, 2009.  This decrease was due primarily to decreases in salaries, share based compensation expenses and consulting fees related to the curtailing of our operations partially offset by increases in travel.

Marketing Expenses

Marketing expenses for the six months ended June 30, 2010 and 2009 were comprised of salaries, consulting fees, market and branding research, conference fees and office related expenses. Marketing expenses decreased by approximately $60,000 to $134,000 for the six months ended June 30, 2010 compared to $194,000 for the six months ended June 30, 2009.  This decrease was due primarily to decreases in consulting fees for the quarter ended June 30, 2010.

Other Income and Expense

Other income and expense for the six months ended June 30, 2010 was comprised of interest income, other income, interest expense and derivative valuation gain.  Interest income was $2 for the six months ended June 30, 2010 compared to $2,337 for the six months ended June 30, 2009. The decrease is due to lower average cash balances. Other income for the six months ended June 30, 2010 of approximately $37,000 is a recovery of unclaimed property for which no prior year comparable amount exists.  Interest expense for the six months ended June 30, 2010 increased approximately $620,000 to $637,000 compared to $17,000 for the six months ended June 30, 2009 and relates to the accrued interest and amortization of discount and prepaid interest on the Notes, Sendio’s loan and capital lease obligations and the fair value of the warrant with a fair value of $19,125 issued pursuant to the short term note payable as discussed in Notes 6, 8, 9 and 10. Included in interest expense are discount and prepaid amortization of $270,000 and amortization of loan costs of $9,000 for the six months ended June 30, 2010 related to the Notes.  Interest expense for the six months ended June 30, 2009 of $17,000 was related to the loan from Full Spectrum and Sendio’s loan and capitalized lease obligations.

Derivative valuation gain amounted to approximately $3,209,000 during the six months ended June 30, 2010 (none for the six months ended June 30, 2009). Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value.

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

Liquidity and Capital Resources

Our cash was approximately $29,000 as of June 30, 2010 and is not sufficient to support our reduced levels of operations.  In July and August, 2010 Full Spectrum and SAM advanced an additional $458,015 under their respective Notes. These are described more fully in Note 12 to the condensed consolidated financial statements.

We anticipate that with our remaining cash and the loan proceeds described above, we will be able to fund our curtailed operations into September, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2010.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued three-year warrants to purchase a total of 1,969,061 shares of common stock at an exercise price of $0.75 per share pursuant to advances made on the Notes as described in Note 6.

We issued a three-year warrant to purchase 75,000 shares of common stock at an exercise price of $0.38 per share as described in Note 8.

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

Dated: August 23, 2010

By:	/s/ R. Gale Sellers
R. Gale Sellers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)