Form 10-Q
period 2010-09-30
Vu1 CORP
filed 2010-11-22
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 0-21864

Vu1 CORPORATION
 (Exact name of registrant as specified in its charter)

California	84-0672714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 SEVENTH AVENUE, SUITE 356  New York, NY 10018
 (Address of principal executive offices)

557 ROY ST. SUITE 125 SEATTLE, WA 98109
 (Former address of principal executive offices)

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

On November 22, 2010 there were 104,738,255 shares of the Registrant’s common stock, no par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
ASSETS
Current assets
Cash	$310,645	$366,303
Tax refund receivable	35,481	30,938
Prepaid expenses	85,277	205,725

Total current assets	431,403	602,966

Non-current assets
Equipment, net of accumulated depreciation
of $223,163 and $150,015, respectively	123,473	133,544
Construction in process	471,786	472,708
Deposit on building purchase	934,283	635,387
Loan costs	-	28,421
Total assets	$1,960,945	$1,873,026

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$533,181	$528,503
Accrued payroll	256,227	343,723
Accrued interest	-	136,880
Short term loan payable	112,773	116,340
Loan payable, current portion	3,507	4,485
Capital lease obligation, current portion	5,322	4,927
Total current liabilities	911,010	1,134,858
Long-term liabilities
Long-term convertible notes payable, net of discount
of $0 and $2,892,343, respectively	-	50,848
Embedded derivative liability	-	2,853,011
Loan payable, net of current portion	-	2,214
Capital lease obligation, net of current portion	10,753	13,995
Total liabilities	921,763	4,054,926

Stockholders' equity (deficit)
Vu1 Corporation's stockholders' equity (deficit)
Preferred stock, $1.00 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value; 200,000,000 shares authorized;
102,099,487 and 86,152,246 shares issued
and outstanding, respectively	69,964,058	63,681,363
Accumulated deficit	(68,938,832)	(65,873,319)
Accumulated other comprehensive income	110,011	106,111
Total Vu1 Corporation's stockholders' equity (deficit)	1,135,237	(2,085,845)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' equity (deficit)	1,039,182	(2,181,900)
Total liabilities and stockholders' equity (deficit)	$1,960,945	$1,873,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Operating expenses
Research and development	$479,108	$615,203	$1,428,537	$2,074,707
General and administrative	717,496	257,778	1,521,314	1,605,685
Marketing	141,987	80,477	276,167	274,823
Total operating expenses	1,338,591	953,458	3,226,018	3,955,215

Loss from operations	(1,338,591)	(953,458)	(3,226,018)	(3,955,215)

Other income (expense)
Interest income	12	234	14	2,571
Other income	-	-	36,590	-
Interest expense	(601,867)	(116,895)	(1,239,077)	(133,772)
Loss on extinguishment of debt	(215,873)	-	(215,873)	-
Derivative valuation (loss) gain	(1,629,942)	(1,200,720)	1,578,851	(1,200,720)

Total other income (expense)	(2,447,670)	(1,317,381)	160,505	(1,331,921)

Loss before provision for income taxes	(3,786,261)	(2,270,839)	(3,065,513)	(5,287,136)

Provision for income taxes	-	-	-	-

Net loss	$(3,786,261)	$(2,270,839)	$(3,065,513)	$(5,287,136)

Other comprehensive loss:
Foreign currency translation adjustments	133,527	28,382	3,900	33,349

Comprehensive loss	$(3,652,734)	$(2,242,457)	$(3,061,613)	$(5,253,787)

Loss per share
Basic	$(0.04)	$(0.03)	$(0.04)	$(0.06)
Diluted	$(0.04)	$(0.03)	$(0.04)	$(0.06)
Weighted average shares outstanding
Basic	86,626,514	85,576,142	86,264,585	85,541,801
Diluted	86,626,514	85,576,142	86,264,585	85,541,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:

Net loss	$(3,065,513)	$(5,287,136)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation	66,073	71,434
Share-based compensation	550,413	(79,394)
Issuance of warrant for services	6,722	38,839
Issuance of warrant for interest	19,125	-
Issuance of stock for services	-	93,650
Amortization of discount and prepaid interest on long-term convertible note	692,526	75,941
Amortization of loan costs	28,421	-
Derivative valuation (gain) loss	(1,578,851)	1,200,720
Loss on extinguishment of debt	215,873
Changes in assets and liabilities:
Tax refund receivable	(3,675)	6,738
Prepaid expenses	(7,868)	(54,843)
Accounts payable	292,847	214,023
Accrued payroll	(88,054)	273,104
Accrued interest	348,079	-
Net cash flows from operating activities	(2,523,882)	(3,446,924)

Cash flows from investing activities:
Purchases of equipment and construction in process	(44,590)	(44,088)
Deposits on building purchase	(267,530)	(184,972)
Net cash flows from investing activities	(312,120)	(229,060)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable and warrants	2,819,089	1,088,792
Proceeds from sales of units of common stock and warrants	-	131,800
Payments on note payable	(3,105)	(2,428)
Payments on capital lease obligations	(2,989)	(2,989)
Net cash flows from financing activities	2,812,995	1,215,175

Effect of exchange rate changes on cash	(32,651)	(6,933)

Net change in cash	(55,658)	(2,467,742)

Cash, beginning of period	366,303	2,486,609

Cash, end of period	$310,645	$18,867

Cash paid for interest	$203,103	$2,998

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2009 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended September 30, 2010 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2010.

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

Cash and Cash Equivalents

Cash is comprised of deposits with a bank. For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents.  At September 30, 2010 and December 31, 2009, we had cash of $0 and $46,170, respectively, in excess of federally insured limits.

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

Construction in Process

Construction in process is comprised of assets to be used in our operations in the Czech Republic not in service as of September 30, 2010 and December 31, 2009.  These assets, when placed in service will be reclassified to Equipment and depreciated over their estimated useful lives.

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

FASB ASC 740-10-25 clarifies the accounting for uncertain tax positions and requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We have elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three and nine months ended September 30, 2010 and 2009, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio.

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding, excluding unvested stock. Diluted income per share is calculated to give effect to potentially issuable dilutive common shares.

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Warrants	10,994,232	8,284,359	10,994,232	8,284,359
Convertible debt	-	2,844,470	-	2,844,470
Stock options	6,255,015	4,121,875	6,255,015	4,121,875
Unvested stock	71,625	190,750	71,625	190,750

Total potentially dilutive securities	17,320,872	15,441,454	17,320,872	15,441,454

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the nine months ended September 30, 2010, we had no revenues, incurred a net loss of $3.1 million, and had negative cash flows from operations of $2.5 million. In addition, we had an accumulated deficit of $68.9 million at September 30, 2010.

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

Our efforts to raise additional funds will continue during fiscal 2010 to fund our planned operations and research and development activities, through one or more debt or equity financings.  We have engaged an investment banker to assist us in our fundraising efforts. Unless we obtain sufficient additional financing, we expect that we will need to continue to curtail or even cease operations indefinitely, or at least until we can obtain sufficient financing.  Even if we are able to raise sufficient additional capital to continue our operations, we expect to continue to seek additional financing through the remainder of fiscal 2010 and into 2011. See additional information in Note 12.

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

•
Payments totaling CZK 12,270,846 payable in 19 monthly installments beginning December 1, 2009 of CZK 645,834 through June 30, 2011 into the escrow account.  If any required installment is not made timely as defined in the agreement, the seller is entitled to claim a contractual fine of 60% per year on the past-due amount.  All required installments have been made by Sendio as of September 30, 2010.

•
Payment of the remaining purchase price of CZK 156,332,316 into the escrow account on or prior to June 30, 2011.  If any required installment is not made timely as defined in the agreement, the seller is entitled to claim a contractual fine of 36% per year on the past-due amount.

Sendio has deposited an aggregate of $934,283 (CZK 16,855,178) through September 30, 2010 into an escrow account.  This amount has been recorded as Deposit on building purchase in the accompanying balance sheet as of September 30, 2010.

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

Other Lease Agreement

We presently lease our current office space in Seattle, Washington on a month to month basis for monthly rent of $1,530.  Subsequent to quarter end, we terminated our lease and entered into a new lease.  See Note 12.

Total rent expense was $352,840 and $276,886 for the nine months ended September 30, 2010 and 2009, respectively.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On June 8, 2009, Vu1 issued a Secured Convertible Grid Promissory Note to Full Spectrum Capital LLC (“Full Spectrum”), as amended August 31, 2009 and amended and restated November 19, 2009. Full Spectrum is an entity that is managed and 27.5% owned by R. Gale Sellers, our former Chief Executive Officer and a member of our board of directors. On November 19, 2009 we entered into a new Secured Convertible Grid Promissory Note with SAM Special Opportunity Fund, LP (“SAM”) (collectively, the “Notes”). The Notes provide that Full Spectrum and SAM may make one or more loans to Vu1, at such times and in such amounts as determined by Full Spectrum or SAM in its sole discretion, but not to exceed $7 million. Principal amounts under the Notes are presently convertible at any time into shares of our common stock at a price of $0.40 per share and are secured by all of our assets. The Note also provides that in conjunction with each advance under the Notes, we will issue three-year warrants to purchase common stock at an exercise price of $0.75 per share equal to 50% of the shares into which each advance is convertible. The Notes bear interest at 18% payable in quarterly installments beginning February 1, 2010.  We have granted to both lenders a first priority security interest in our assets as collateral security for repayment of their Notes.  The Notes are due on June 30, 2011.

The Notes also provide that if Full Spectrum and SAM advance loans exceeding of $3 million, we are required to file a registration statement with the Securities and Exchange Commission for all of the shares of common stock issuable under the Note upon conversion and upon exercise of the warrants.

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

The Notes contain a down round provision that enables the Note holders to convert to our common stock at the lesser of $0.40 per share or the per share price of any future convertible debt or equity offering approved by the Board of Directors.  The down round provision requires bifurcation of the embedded conversion options and classification in derivative liabilities at fair value because they are no longer considered indexed to our common stock. We will continue to carry the derivative liabilities at fair value, with charges or credits to income for changes in fair value, until the Notes are settled through payment or conversion.

From June 8, 2009 to September 27, 2010 we have received advances from Full Spectrum and SAM under their Notes summarized as follows:

	Issuances
	Year Ended	Nine Months Ended	Pre-Conversion Balances at	Balance
	December 31,	September 30,	September 27,	December 31,
	2009	2010	2010	2009
Notes
Face value, 18% per annum, secured
convertible grid promissory notes, due
June 30, 2011	$2,943,191	$3,312,275	$6,255,466	$2,943,191
Original issue discount, resulting from the
allocation of basis to warrants and
compound embedded derivatives	(2,943,191)	(2,154,076)	(5,097,267)	(2,943,191)
Amortization of original issue discount
using the effective interest method	381,172	325,099	706,271	50,848
Carrying values at September 27, 2010	$381,172	$1,483,298	$1,864,470	$50,848

Linked Common Shares
Notes	7,357,976	8,280,687	15,638,663
Warrants	3,678,989	4,140,344	7,819,333
Total	11,036,965	12,421,031	23,457,996

The following is a summary of our accounting for issuances under the Full Spectrum and SAM Notes during the nine months ended September 30, 2010:

Face value	$3,312,275
Proceeds in cash	2,819,089
Accrued interest extinguished	344,134
Initial allocation:
Prepaid interest	(149,052)
Notes payable	1,158,199
Warrants	664,775
Derivative liabilities	1,705,174
Extinguishment of obligations	(215,873)
$3,163,223

On September 13, 2010, we issued a Note with a face value of $360,350 (including $16,216 of prepaid interest) and warrants to purchase 450,438 shares of common stock in exchange for $344,134 of unpaid, accrued interest through August 1, 2010 payable to Full Spectrum. This transaction was accounted for as an extinguishment of obligations wherein the fair value of the notes and warrants, amounting to $437,253 and $138,970, respectively, were exchanged for the carrying value of the obligation, and the difference of $215,873 was recorded as loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010.

Information and significant assumptions embodied in our valuations (including equivalent amounts across ranges of simulations resulting from the calculations) of the derivative instrument for the issuances for the nine months ended September 30, 2010 are shown in the following table:

Trading market price	$0.19-$0.59
Expected life (years)	0.85 - 1.25
Equivalent volatility	88.7% - 145.3%
Risk adjusted yield	8.37% - 9.67%
Risk adjusted interest rate	15.1%-18.0%

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

Trading market price	$0.29-$0.59
Expected dividend	—
Expected life in years	3.0
Volatility	97.2%-162.0%
Risk free rate	0.6%-1.7%

On September 27, 2010, the investors converted their convertible grid promissory notes, along with all related accrued interest through that date into 15,450,296 shares of our unregistered common stock and the notes were cancelled. The conversion was made in accordance with the original terms and conditions of the underlying contracts, without modification or adjustment. We accounted for the conversion by initially adjusting the embedded derivatives to fair value and adjusting amortization of the original issue discount and prepaid interest to the conversion date. The carrying values associated with the notes (as reflected in the table below) were then aggregated and reclassified to stockholders’ equity.

The carrying value on the date of conversion consisted of the following components:

Convertible notes payable	$(1,864,470)
Embedded derivative liability	(2,979,335)
Prepaid interest	242,150
Accrued interest	(146,116)
$(4,747,771)

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments represent the embedded conversion features in our Notes that required bifurcation from the host debt agreements. Derivative financial instruments are classified as liabilities and carried at fair value, with changes reflected in the statements of operations. The following table summarizes the components of changes in our derivative financial instruments during the three and nine months ended September 30, 2010:

	Three Months ended September 30, 2010	Nine Months ended September 30, 2010
Beginning balances	$491,035	$2,853,011
Issuances and modification
Derivatives recognized upon issuance	858,358	1,705,174
Unrealized fair value changes, included in income	1,629,942	(1,578,851)
Conversion	(2,979,335)	(2,979,334)
Ending balances	$-	$-

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

September 27, 2010
Trading market price	$0.40
Expected life (years)	0.60 - 0.86
Equivalent volatility	158.62%
Risk adjusted yield	7.79%
Risk adjusted interest rate	18.00%

NOTE 8 – SHORT TERM LOAN PAYABLE

On November 3, 2009 we issued a 10% note payable to an investor for cash in the amount of GBP 70,000 (approximately $113,000) secured by certain assets of Sendio.  On May 1, 2010, we issued three year warrants to purchase 75,000 shares of our common stock at an exercise price of $0.38 per share to the investor as compensation for extending the due date of the loan.  The fair value of the warrant of $19,125 was recognized as interest expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2010.  The fair value of the warrant was determined using the following assumptions: market price - $0.38, volatility – 111.0%, risk free interest rate – 1.51%.  On June 3, 2010 the due date of the note and accrued interest was extended to August 31, 2010.  On September 1, 2010, the due date of the note was further extended to November 30, 2010.  See Note 12.

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

Common Stock

On September 9, 2010 we issued 12,222 shares of common stock to a former employee at a price of $0.45 per share based on the market price as of that date in settlement of $5,500 of unpaid consulting fees.

On September 21, 2010 we issued 150,000 shares of common stock to a former employee at a price of $0.40 per share based on the market price as of that date in settlement of $60,000 of unpaid salary.

On September 21, 2010 we issued 47,990 shares of common stock to Charles Hunt, a director at a price of $0.40 per share based on the market price as of that date in settlement of $19,196 of unpaid consulting fees.

On September 21, 2010 we issued 99,758 shares of common stock to Richard Herring, a director at a price of $0.40 per share based on the market price as of that date in settlement of $39,903 of unpaid consulting fees.

On September 25, 2010 we issued 36,975 shares of common stock to a former employee at a price of $0.40 per share in settlement of $14,790 of unpaid salary and expenses.

On September 27, 2010 we issued 15,450,296 shares of common stock upon the conversion of the Notes and related accrued interest as described in Note 6.

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

On July 9, 2010 we issued options to purchase 1,000,000 shares of common stock to R. Gale Sellers, our then Chief Executive Officer and director pursuant to Mr. Sellers’ employment agreement entered into as of that date and effective January 1, 2009.  The options vest 50% upon issuance, with the remaining 50% vesting monthly through December 31, 2010.

In addition on July 9, 2010 Mr. Sellers elected to convert his entire 2010 annual salary per the employment agreement of $240,000 into 10 year options to purchase 558,140 shares of common stock. A total of $120,000 of accrued but unpaid salary was converted into 279,070 options, which vested immediately. The remaining 279,070 options will vest on a pro rata basis through December 31, 2010.

Also on July 9, 2010 we issued options to purchase 600,000 shares of common stock to Philip Styles, our current President and Chief Executive Officer and director.  The options vest 50% upon issuance, with the remaining 50% vesting upon the achievement of certain performance milestones through December 31, 2010.

The options issued above have a ten-year life and an exercise price of $0.43 per share based on the closing market price as of the date of issuance.  The fair value of the options issued to Mr. Sellers and Mr. Styles of $919,724 was determined using the Black-Scholes Option Pricing Model, using the following assumptions: risk free interest rate of 3.07%, expected dividend yield of 0%, expected volatility of 162.1% and an expected life of 10 years.

 For the nine months ended September 30, 2010 and 2009 we recognized $550,413 and $224,184, respectively, as share-based compensation related to the vesting of stock options and previously outstanding grants of stock.

As of September 30, 2010 there are 71,625 shares of unvested restricted stock issued in 2007 of which we anticipate $2,995 of unrecognized compensation expense will be recognized ratably through the vesting date of November 30, 2010.   In addition as of September 30, 2010 there are options to purchase 439,535 shares of common stock of which we anticipate $166,020 of unrecognized compensation expense will be recognized ratably through the vesting date of December 31, 2010 and $127,860 will be recognized based upon the achievement of certain performance criteria by December 31, 2010.

On September 25, 2010 we issued 150,000 shares of common stock to a former employee pursuant to the exercise of an option to purchase common stock at an exercise price of $0.23 per share in settlement of $34,500 of unpaid salary.

During the nine months ended September 30, 2010, options to purchase 550,000 shares of common stock expired unexercised.

Warrants

As discussed in Note 6, during the nine months ended September 30, 2010 we issued three-year warrants to purchase 2,137,870 shares of common stock at an exercise price of $0.75 per share to Full Spectrum, which is managed by R. Gale Sellers, a director and our former Chief Executive Officer.  In addition we issued three-year warrants to purchase 2,002,474 shares of common stock at an exercise price of $0.75 per share to SAM.  These warrants were issued pursuant to advances and extinguishment of interest made under their respective Notes.

As discussed in Note 8, On May 1, 2010 we issued three year warrants to purchase 75,000 shares of our common stock at an exercise price of $0.38 per share to the investor as an inducement to extend the due date of the loan.

On March 17, 2009 we issued a three-year warrant to a vendor to purchase 150,000 shares of common stock at an exercise price of $0.75 per share based on the closing market price as of that date.  A total of 75,000 shares vest over the one year life of the agreement, with the remaining shares vesting upon the achievement of certain performance milestones.  The performance milestones were not achieved during the nine months ended September 30, 2010. A total of $6,722 was recognized as an expense relating to the vested portion of the warrants for the nine months ended September 30, 2010.

During the nine months ended September 30, 2010 warrants to purchase 3,762,225 shares of common stock with an exercise price of $0.60 per share expired unexercised.

A summary of our outstanding warrants follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.38	75,000	2.6	75,000
$0.60	2,874,899	0.1	2,874,899
$0.75	7,969,333	2.4	7,894,333
$1.00	25,000	0.3	25,000
$1.15	50,000	0.1	50,000
	10,994,232	1.3	10,919,232

NOTE 12 – SUBSEQUENT EVENTS

On October 4, 2010 we executed an Executive Employment Agreement with Philip Styles, our Chief Executive Officer and Director.  The agreement provides for a salary of $240,000 per year effective as of October 4, 2010. Mr. Styles has agreed to convert his annual salary into 470,588 shares of our common stock at the fixed conversion price of $0.51 per share until such time as the Board of Directors approves the payment of his salary in cash.  These shares will vest on a monthly basis as the salary is earned.

 In addition on October 4, 2010 we granted to Mr. Styles a ten-year option to purchase 1,000,000 shares of our common stock at an exercise price of $0.51 per share vesting monthly through October 3, 2011. The grant was made from our 2007 Stock Compensation Plan and pursuant to our standard form of stock option agreement.

The exercise price for the stock option grants and the common stock conversion rate were set at the closing market price of our common stock on the OTC Bulletin Board on October 4, 2010, the date that the Board of Directors approved the Executive Employment Agreement.

On November 1, 2010 we entered into a month to month lease agreement for office space for our corporate headquarters located in New York City, New York.  Monthly rental payments are $1,320 under the lease.

On November 4, 2010 we issued 50,000 shares of common stock to two employees of Sendio at a price of $0.51 per share based on the closing market price as of that date and a fair value of $25,500 in settlement of $17,300 of unpaid wages and $8,200 of unpaid bonus compensation.

Also on November 4, 2010 we issued 137,255 shares of common stock to R. Gale Sellers, our former Chief Executive Officer and a director at a price of $0.51 per share based on the closing market price as of that date and a fair value of $70,000 in settlement of unpaid 2009 salary in the same amount.

Subsequent to September 30, 2010 we issued 790,125 shares of common stock in exchange for proceeds of $474,075 related to the exercise of warrants at an exercise price of $0.60 per share.

Also subsequent to September 30, 2010 we sold 320,400 Units at a subscription price of $1.00 per Unit for net proceeds of $320,400 in our Unit Private Placement.  Each Unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share.  A total of 640,800 shares of common stock and two-year warrants to purchase 320,400 shares of common stock at an exercise price of $1.00 were issued.

On November 5, 2010 we issued 250,000 shares of common stock with a fair value of $150,000 based on the closing market price of $0.60 as of that date to Billy K. Hamlin, for service as a member of our Board of Directors.

On November 18, 2010 we issued 300,000 shares of common stock to a Duncan Troy, the Chairman of our Board of Directors pursuant to the exercise of an option to purchase common stock at an exercise price of $0.38 per share in exchange for cash in the amount of $114,000.

On November 18, 2010 the Company paid the 10% note payable to an investor for cash in the amount of GBP 70,000 (approximately $113,000) and all related accrued interest as described in Note 8.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

We are focused on developing, manufacturing and selling a line of mercury free, energy efficient light bulbs based on our proprietary light-emitting technology.  For the past several years, we have primarily focused our efforts on research and development efforts for our Electron Stimulated Luminescence (“ESL”) technology. In 2007 we formed Sendio s.r.o. (“Sendio”) in the Czech Republic as a wholly owned subsidiary for continued development of the bulb, and to design the manufacturing processes required for commercialization and manufacturing.  During 2010, we have continued our development work on the technology to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the bulb and the design and implementation of the processes required to manufacture the bulb. During the second quarter of 2010, we submitted the bulb for safety certification to Underwriters Laboratories and in October, 2010 we received such certification.  Our efforts are presently focused on our initial planned product, the R30 sized light bulb.  We anticipate that the development efforts will continue in 2010 and into fiscal 2011 to support initial production for evaluation that is planned to begin in the first quarter of 2011. The commercial viability of our ESL technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. During fiscal 2010, we had no commercial products and no revenues.

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

Our cash as of September 30, 2010 is not sufficient to support our operations through fiscal 2010 and it will be necessary for us to seek additional financing.  See “Liquidity and Capital Resources” below.

Plan of Operations

Our efforts are presently focused on our initial planned product, the R30 sized light bulb. We submitted our R30 sized light bulb to Underwriters Laboratories during the second quarter of 2010 to obtain safety certification, and received such certification in October, 2010. We anticipate that the development efforts will continue in 2010 to support initial production for evaluation that is planned to begin in the first quarter of 2011. The commercial viability of our ESL technology will largely depend on these development results, our ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. During fiscal 2009, we had no commercial products and no revenues.  We expect to continue to make significant expenditures developing our planned product, obtaining product certification and the related manufacturing processes in fiscal 2010. Our future success and operating results will depend in large part on the results of these efforts.

We will need to raise additional capital through debt or equity financings in 2010 to support our operations. We have entered into an agreement to purchase the facility presently leased by Sendio in the Czech Republic.  We are using this facility to develop our ESL technology and manufacturing processes.  We will need additional funding to complete the purchase of this building.

Our anticipated expenditures related to our operations in fiscal 2010 will primarily depend on personnel costs and additional equipment needs for continued development of our light bulb and the manufacturing processes.  In addition, we anticipate we will incur substantial costs related to the planned production in first quarter of 2011 related to purchases of raw materials and supplies, marketing, sales and distribution related costs, and increased administrative costs. An overall estimate of our capital expenditures is primarily dependent upon the success of our development and manufacturing results for our prototype, and as such cannot presently be estimated.  Any additional capital expenditures will be dependent upon our ability to obtain additional financing.

Sendio had 39 engineering, technical and administrative employees at September 30, 2010 and the US operations had no employees.

Any employees added for either Sendio or in the US operations will be determined primarily by our ability to successfully develop the technology and our available funding to hire employees.

Our anticipated costs in fiscal 2010 and into 2011 for the completion of our light bulb cannot be reasonably estimated due to the inherent uncertainty of the research and feasibility of the manufacturing processes. There can be no assurances that this development process will be successful or, if successful, that the technology will find a market and achieve sales that can sustain our operations without additional funding.

Our office space in Seattle, WA is presently leased on a month to month basis through November 30, 2010.  On November 1, 2010 we secured a new lease in New York City, New York.

Results of Operations

Comparison of Results for the three months ended September 30, 2010 and 2009

Revenues

We had no revenues for the three months ended September 30, 2010 and 2009.

Research and Development Expenses

For the three months ended September 30, 2010 and 2009, we were involved in a single project to develop and commercialize our proprietary technology in our R30 sized light bulb.  For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $136,000 to $479,000 for the three months ended September 30, 2010 compared to $615,000 for the three months ended September 30, 2009.   The decrease is related to a decrease in salaries and attendant costs and consulting fees related to the curtailing of our operations. This is partially offset by the increase in rent for our Sendio facility.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 and 2009 were comprised of share based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased by approximately $460,000 to $717,000 for the three months ended September 30, 2010 compared to $258,000 for the three months ended September 30, 2009.  Non-cash charges related to share based compensation expenses increased $776,000 to $508,000 relating primarily to stock options issued to our current and former Chief Executive Officers for the three months ended September 30, 2010 compared to ($268,000) for the three months ended September 30, 2009.  The increase in stock compensation expense is offset by decreases in legal fees, consulting fees and general overheads related to the curtailing of our operations.

Marketing Expenses

Marketing expenses for the three months ended September 30, 2010 and 2009 were comprised of consulting fees, market research, conference fees and office related expenses. Marketing expenses increased by approximately $62,000 to $142,000 for the three months ended September 30, 2010 compared to $80,000 for the three months ended September 30, 2009.  This increase was due primarily to increases in consulting fees related to public relations and channel development for the quarter ended September 30, 2010.

Other Income and Expense

Other income and expense for the three months ended September 30, 2010 was comprised of interest income, interest expense, loss on extinguishment of debt and derivative valuation loss.  Interest income was $12 for the three months ended September 30, 2010 compared to $234 for the three months ended September 30, 2009. The decrease is due to lower average cash balances. Interest expense for the three months ended September 30, 2010 increased $485,000 to $602,000 compared to $117,000 for the three months ended September 30, 2009.  Interest expense relates to the accrued interest and amortization of discount and prepaid interest on the Notes and Sendio’s loan and capital lease obligations as discussed in Notes 6, 9 and 10. Included in interest expense are discount and prepaid amortization of $423,000 and amortization of loan costs of $19,000 for the three months ended September 30, 2010 related to the Notes.  Interest expense for the three months ended September 30, 2009 of $117,000 was related to the loan from Full Spectrum and Sendio’s loan and capitalized lease obligations.  Included in interest expense are discount and prepaid amortization of $66,000 related to their Note.

Loss on extinguishment of debt for the three months ended September 30, 2010 of $216,000 pertains to the  exchange of a Note with a face value of $360,350 and warrants to purchase 450,438 shares of common stock in exchange for $344,134 of unpaid, accrued interest through August 1, 2010 payable to Full Spectrum as discussed in Note 6.  There is no amount for the three months ended September 30, 2009.

Derivative valuation loss amounted to approximately $1,630,000 during the three months ended September 30, 2010 compared to a loss of $1,201,000 for the three months ended September 30, 2009. Derivative valuation loss results from embedded derivative financial instruments that are required to be measured at fair value.

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

Comparison of Results for the nine months ended September 30, 2010 and 2009

Revenues

We had no revenues for the nine months ended September 30, 2010 and 2009.

Research and Development Expenses

For the nine months ended September 30, 2010 and 2009, we were involved in a single project to develop and commercialize our proprietary technology in our R30 sized light bulb.  For the comparable quarters, research and development expenses were comprised primarily of salaries, rent, technical consulting expenses, supplies and travel, and other costs of the research related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $646,000 to $1,429,000 for the nine months ended September 30, 2010 compared to $2,075,000 for the nine months ended September 30, 2009.   The decrease is related to a decrease in salaries and attendant costs and consulting fees related to the curtailing of our operations. This is partially offset by the increase in rent for our Sendio facility.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2010 and 2009 were comprised of salaries and attendant costs, share based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses decreased by approximately $84,000 to $1,521,000 for the nine months ended September 30, 2010 compared to $1,606,000 for the nine months ended September 30, 2009. Non-cash charges related to share based compensation expenses for the nine months ended September 30, 2010 increased $544,000 to $542,000 relating primarily to stock options issued to our current and former Chief Executive Officers for the nine months ended September 30, 2010 compared to ($2,000) for the nine months ended September 30, 2009.  The increase in stock compensation expense is offset by decreases in legal fees, consulting fees and general overheads related to the curtailing of our operations.

Marketing Expenses

Marketing expenses for the nine months ended September 30, 2010 and 2009 were comprised of salaries, consulting fees, market research, conference fees and office related expenses. Marketing expenses increased by approximately $1,000 to $276,000 for the nine months ended September 30, 2010 compared to $275,000 for the nine months ended September 30, 2009.  Decreases in salary expense were offset by increases in consulting fees.

Other Income and Expense

Other income and expense for the nine months ended September 30, 2010 was comprised of interest income, other income, interest expense, and derivative valuation gain or loss.  Interest income was $14 for the nine months ended September 30, 2010 compared to $2,571 for the nine months ended September 30, 2009. The decrease is due to lower average cash balances. Other income for the nine months ended September 30, 2010 of approximately $37,000 is a recovery of unclaimed property for which no prior year comparable amount exists.  Interest expense for the nine months ended September 30, 2010 increased approximately $1,105,000 to $1,239,000 compared to $134,000 for the nine months ended September 30, 2009 and relates to the accrued interest and amortization of discount and prepaid interest on the Notes, Sendio’s loan and capital lease obligations and the fair value of the warrant with a fair value of $19,125 issued pursuant to the short term note payable as discussed in Notes 6, 8, 9 and 10. Included in interest expense are discount and prepaid amortization of $693,000 and amortization of loan costs of $28,000 for the nine months ended September 30, 2010 related to the Notes.  Interest expense for the nine months ended September 30, 2009 of $134,000 was related to the loan from Full Spectrum and Sendio’s loan and capitalized lease obligations.  Included in interest expense are discount and prepaid amortization of $75,000 related to the Full Spectrum Note.

Loss on extinguishment of debt for the nine months ended September 30, 2010 of $216,000 pertains to the  exchange of a Note with a face value of $360,350 and warrants to purchase 450,438 shares of common stock in exchange for $344,134 of unpaid, accrued interest through August 1, 2010 payable to Full Spectrum as discussed in Note 6.  There is no amount for the nine months ended September 30, 2009.

Derivative valuation gain amounted to approximately $1,579,000 for the nine months ended September 30, 2010 compared to a loss of $1,201,000 for the nine months ended September 30, 2009. Derivative valuation gain or loss results from embedded derivative financial instruments that are required to be measured at fair value.

The changes in the fair value of our derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults. We value our derivative financial instruments using MCST. The MCST was selected because this technique embodies all of the types of inputs that we expect market participants would consider in determining the fair value of equity link derivatives embedded in hybrid debt agreements. Those inputs include equity-related inputs, as well as credit risks, interest risks and redemption behaviors. Changes in these inputs will affect the carrying value of our derivative liabilities and therefore the amount of derivative valuation gain (loss) that we are required to record.

Liquidity and Capital Resources

Our cash was approximately $311,000 as of September 30, 2010 and is not sufficient to support our reduced levels of operations.

In October and November, 2010 we  issued 790,125 shares of common stock in exchange for proceeds of $474,075 related to the exercise of warrants at an exercise price of $0.60 per share.

Also in October and November, 2010 we sold 320,400 Units at a subscription price of $1.00 per Unit for net proceeds of $320,400 in our Unit Private Placement.  Each Unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share.

In November, 2011 we received proceeds of $114,000 pursuant to the exercise of stock options by Duncan Troy as more fully described in Note 12.

As of September 30, 2010 we have $121,000 of short term debt, of which approximately $113,000 matures on November 30, 2010.  On November 18, 2010, the Company paid the 10% note payable to an investor in the amount of GBP 70,000 (approximately $113,000) plus related accrued interest as described in Note 12.

We anticipate that with our remaining cash and the proceeds from the sale of Units and exercise of warrants described above, we will be able to fund our operations into January, 2011.

We expect to continue to seek additional financing in 2010 and into 2011 to fund our planned operations and research and development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at September 30, 2010.

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

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, we have issued unregistered securities to the persons as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. All recipients had adequate access to information about us.

During the nine months ended September 30, 2010 we issued three-year warrants to purchase a total of 4,140,344 shares of common stock at an exercise price of $0.75 per share pursuant to advances made on the Notes as described in Note 6.

On May 1, 2010 we issued a three-year warrant to purchase 75,000 shares of common stock at an exercise price of $0.38 per share as described in Note 8.

On July 9, 2010 we issued ten-year options to purchase 2,158,140 shares of common stock at an exercise price of $0.43 per share as described in Note 11.

On September 9, 2010 we issued 12,222 shares of common stock to a former employee at a price of $0.45 per share based on the market price as of that date in settlement of $5,500 of unpaid consulting fees.

On September 21, 2010 we issued 150,000 shares of common stock to a former employee at a price of $0.40 per share based on the market price as of that date in settlement of $60,000 of unpaid salary.

On September 21, 2010 we issued 47,990 shares of common stock to Charles Hunt, a director at a price of $0.40 per share based on the market price as of that date in settlement of $19,196 of unpaid consulting fees.

On September 21, 2010 we issued 99,758 shares of common stock to Richard Herring, a director at a price of $0.40 per share based on the market price as of that date in settlement of $39,903 of unpaid consulting fees.

On September 25, 2010 we issued 36,975 shares of common stock to a former employee at a price of $0.40 per share in settlement of $14,790 of unpaid salary and expenses.

On September 27, 2010 we issued 15,450,296 shares of common stock upon the conversion of the Notes and related accrued interest as described in Note 6.

ITEM 5. Other Information

Compensatory Arrangement of Chief Executive Officer

On October 4, 2010 we executed an Executive Employment Agreement with Philip Styles, our Chief Executive Officer and Director.  The agreement provides for a salary of $240,000 per year effective as of October 4, 2010. Mr. Styles has agreed to convert his annual salary into 470,588 shares of our common stock at the fixed conversion price of $0.51 per share until such time as the Board of Directors approves the payment of his salary in cash.  These shares will vest on a monthly basis as the salary is earned.

 In addition on October 4, 2010 we granted to Mr. Styles a ten-year option to purchase 1,000,000 shares of our common stock at an exercise price of $0.51 per share vesting monthly through October 3, 2011. The grant was made from our 2007 Stock Compensation Plan and pursuant to our standard form of stock option agreement.

The exercise price for the stock option grants and the common stock conversion rate were set at the closing market price of our common stock on the OTC Bulletin Board on October 4, 2010, the date that the Board of Directors approved the Executive Employment Agreement.

The Executive Employment Agreement also calls for the payment of six months’ annual salary in the event Mr. Styles is terminated by us other than for cause, as defined in the Executive Employment Agreement.

The Executive Employment Agreement expires on October 3, 2011 unless terminated earlier in accordance with the agreement.

The summary description of the Executive Employment Agreement above is qualified in its entirety to the full text of the form of the Executive Employment Agreement attached as Exhibit 10.1 to this Form 10-Q.

ITEM 6.  EXHIBITS

10.1	Executive Employment Agreement dated October 4, 2010 between the Company and Philip Styles

31.1	Rule 13a-14(a)/15d-14(a) Certification of Philip G. Styles, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries, Chief Financial Officer

32.1	Certification of Philip G. Styles, CEO, and Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VU1 CORPORATION
(Registrant)

Dated: November 22, 2010

By:	/s/ Philip G. Styles
Philip G. Styles
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)