Form 10-K
period 2010-12-31
Vu1 CORP
filed 2011-03-31
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Transition Period From ______________ to________________

Commission file number 000-21864

Vu1 CORPORATION
(Exact name of registrant as specified in its charter)

California	84-0672714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 Seventh Avenue, Suite 356
New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 359-9503

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐ (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

The aggregate market value of the issuer’s voting stock held by non-affiliates on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,112,348, based on the average of the bid and ask prices of such stock on that date of $0.19 per share, as reported by the OTC Bulletin Board.

On March 31, 2011, there were 110,806,462 shares of registrant’s common stock issued and outstanding.

Documents Incorporated By Reference
None

Vu1 Corporation

2010 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our” and the “Company” are to Vu1 Corporation, Sendio, s.r.o., our Czech subsidiary, and our inactive subsidiary Telisar Corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The forward-looking statements contained herein involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by management to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties; however, management’s expectations, beliefs and projections may not be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements:

•	our lack of working capital and lack of revenues;
•	the availability of capital to us, in the amount and time needed, to fund our development programs and operations, and the terms and dilutive effect of any such financings;
•	our ability to be successful in our product development and testing efforts;
•	our ability to obtain commercial development for our products;
•	our ability to obtain manufacturing capability for our products in a cost-effective manner and at the times and in the volumes required, while maintaining quality assurance;
•	market demand for and acceptance of our products and planned products, and other factors affecting market conditions;
•	technological advances and competitive pressure by our competitors;
•	governmental regulations imposed on us in the United States and European Union; and
•	the loss of any of our key employees or consultants.

For a discussion of these and other factors that may affect our business, results and prospects, see “Item 1. Business” and “Item 1A.  Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.  Except as required by U.S. federal securities laws, we do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

PART I

ITEM 1.  BUSINESS

Overview

We design, develop and manufacture mercury-free light bulbs using our proprietary Electron Stimulated Luminescence™, or ESL, lighting technology.  Our ESL light bulbs use cathode-ray tube technology in which accelerated electrons stimulate phosphor to create light, making the surface of our bulbs glow in a highly energy-efficient manner and with a warm white natural light.  In December 2010, we released our first commercial product, the R30 reflector light bulb (a direct replacement for the 65-watt incandescent flood bulb), which we believe will capture a growing share of the general illumination market in 2011 and over the next several years.  We believe that this is because our current and planned ESL light bulbs offer potential advantages over competing lighting technologies on account of increased energy efficiency, longer product lifetime, environmentally safer and toxic-free, superior light quality and lower purchase price as a percentage of the bulb’s extended lifetime.  We also believe that our ESL light bulbs have the potential to replace traditional incandescent light bulbs, compact fluorescent light bulbs (CFLs) and solid-state light emitting diodes (LEDs) in the future because of these competitive advantages.  Our technology, intellectual property position and manufacturing capability should enable us to share in the revenues from the worldwide general lighting products market as our current and planned ESL light bulbs enter mainstream consumer and other markets.

Our primary growth strategy is to accelerate the introduction of our light bulbs into the commercial and residential general illumination market with the goal of obtaining widespread marketplace adoption within the next two years.  In support of this objective, we are pursuing a multi-channel sales, marketing and distribution strategy, which includes efforts to establish business relationships with “big box” retailers, electrical and lighting distributors and municipal utilities, some of whom are currently evaluating our light bulbs for resale to their customers.  We have also recently made our light bulbs directly available to the general public through an online order facility at our company’s corporate website.

In addition to our R30 reflector light bulb, which received UL certification last October, we are currently developing our version of the standard Edisonian A19 screw-in light bulb (and its European equivalent, the A60 bulb) for anticipated release in the second half of 2011.  We are also developing  an R40 flood light bulb for the United States commercial market and a smaller R25 light bulb for the European market to be used in recessed lighting fixtures. According to Strategies Unlimited, an independent research firm, the worldwide lighting market currently accounts for approximately $90 billion in annual sales.

We believe a significant contributing factor to our prospects are government regulations mandating the use of energy-efficient lighting, including the elimination of the production of all incandescent light bulbs in Europe by 2012 and in the United States by 2014, and regulations restricting the use of hazardous substances such as the mercury contained in CFLs.  We believe these developments disrupt the well-entrenched lighting industry of past decades and, given the energy conservation and eco-friendly characteristics of our ESL light bulbs, create significant opportunities for us to introduce our products into the market in place of incandescent bulbs, as well as CFLs and LEDs.

We conduct our ESL light bulb development and manufacturing activities at our facility in the Czech Republic, which is operated by our Sendio s.r.o. subsidiary.  At this 75,000 square-foot facility, we currently have one active production line with the capacity to produce up to 6.8 million light bulbs per year, with planned future expansion capacity on the same site to add further production lines with an estimated additional 10 million bulb annual capacity per line. We are also seeking partners to manufacture our product.  Through our internal development efforts in the Czech Republic, we own 11 issued and pending U.S. patents (together with numerous counterparts filed in various foreign countries), and have accumulated over the past four years a substantial amount of technical know-how relating to our ESL technology.

As of March 31, 2011, we employed a team of 38 research scientists, engineers and laboratory technicians concentrating on technology development and innovation.

Our executive officers and directors have significant experience in developing and executing a “go-to-market” business model in a competitive, high growth industry.  In addition, our management team has assembled highly-skilled technical personnel in Europe and the United States to conduct ongoing research and development of new light bulbs and next-generation technologies.

Corporate Information

We were incorporated under the laws of the State of California in August 1996 under the name of Telegen Corporation.  In 2007, we began research and product development on our lighting technology and, in May 2008, changed our name to Vu1 Corporation to better reflect this business focus.  Our principal executive offices are located at 469 Seventh Avenue, Suite 356, New York, New York 10018, and our telephone number is (212) 359-9503.  Our Internet website address is http://www.vu1.com.  The information on our website is not incorporated by reference into this report.

Products

During late 2009, we transitioned our U.S. development efforts to the Czech Republic and focused on the application of ESL technology on the requirements of our initial product, an R30 sized light bulb. The R30 size bulb is used primarily in lighting fixtures that are recessed in the ceiling of commercial and residential buildings and are commonly referred to as “recessed can fixtures.” We continued our development work on the technology to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the bulb and the design and implementation of the processes required for manufacturing the bulb. During the second quarter of 2010, we submitted the R30 bulb for safety certification to Underwriters Laboratories and, in October 2010, we received such certification.  We are continuing to refine the size of the bulb, further miniaturize the electronics, and improve the manufacturing processes to enable us to produce the bulb at commercially viable levels.

During the fourth quarter of 2010, we began developing our version of the standard Edisonian A19 screw-in light bulb (and its European equivalent, the A60 bulb). This bulb size is used in ordinary household lamps and non-recessed ceiling fixtures. In December, 2010 we successfully developed a working prototype of this bulb size.  We are continuing to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the bulb. No formal submissions of a final product to Underwriters Laboratories or any other safety certifying laboratory have been made. We are also developing an R40 flood light bulb for the United States commercial market and a smaller R25 light bulb for the European market to be used in recessed lighting fixtures.

The key design features of our current and planned light bulbs are that they are energy efficient, fully dimmable, illuminate immediately when switched on and have a color quality that is warm and similar to incandescent light.  Our light bulbs do not contain mercury, a feature which will ease disposal.

We are continuing to refine the design of our planned products to maximize their efficiency, and we expect there will be adjustments to our current designs. We may not be able to successfully develop the full feature set for our planned light bulb, obtain the necessary certifications or commercially manufacture our planned product.

Our emphasis on the development of our planned product, the additional manufacturing processes required and commercial manufacturing, distribution, marketing and branding and the development of sales channels surrounding our light bulb will command management’s primary attention during fiscal 2011.  It will also comprise the primary use of our limited financial resources. In 2011, our success will depend on our ability to obtain commercial manufacturing levels for the R30 bulb, generate market awareness and acceptance of our current and planned products, protect our technology through patents and trade secrets, develop our planned products to meet industry standards and obtain additional funding to finance our operations.  If we are unable for technological, financial, competitive or other reasons to successfully meet these factors, our business and operations will be materially adversely affected.

Overview of the Lighting Market

Traditional incandescent light bulbs are inefficient because they convert only about 5% of the energy they consume into visible light, with the rest emerging as heat.   CFLs use excited gases, or plasmas, to achieve a higher energy conversion efficiency of about 20%.  However, the color rendering index, or CRI, of most fluorescent bulbs – in other words, how good their color is compared to an ideal light source – is inferior to that of an incandescent bulb.  CFLs also pose environmental concerns because they have historically contained mercury.  By avoiding the heat and plasma-producing processes of incandescent bulbs and CFLs, LEDs can have substantially higher energy conversion efficiencies.  Current LEDs are very small in size (about one square millimeter) and are extremely bright.  Having been developed in the 1980s, they are already employed in various specialty lighting products, such as traffic lights, billboards, replacements for neon lighting and as border or accent lighting.  However, the high operating temperatures and intense brightness of LEDs may make them less desirable for general illumination and diffuse lighting applications.

The key design features of our light bulb, on the other hand, are that it is energy efficient, fully dimmable, illuminates immediately when switched on and has a color quality that is warm and similar to incandescent light.  In addition, our light bulb does not contain mercury, a feature which will ease disposal.  If our efforts are successful, we believe that our lighting products could begin to be used for applications currently addressed by incandescent bulbs, CFLs and LEDs.

We believe a significant contributing factor to our prospects are government regulations mandating the use of energy-efficient lighting, including the elimination of the production of all incandescent light bulbs in Europe by 2012 and in the United States by 2014, and regulations restricting the use of hazardous substances such as the mercury contained in CFLs.  We believe these developments disrupt the well-entrenched lighting industry of past decades and, given the energy conservation and eco-friendly characteristics of our ESL light bulbs, create significant opportunities for us to introduce our products into the market in place of incandescent bulbs, as well as CFLs and LEDs.

Our Competitive Strengths

We believe our position in the lighting market is the direct result of our technological innovation. We have built an intellectual property portfolio around our ESL technology, and are working diligently to scale-up our manufacturing capabilities and to launch our lighting products into the marketplace.  Our key competitive strengths include:

Proprietary Technology.  Through our internal development efforts in the Czech Republic, we own 11 issued and pending U.S. patents (together with numerous counterparts filed in various foreign countries), and have accumulated over the past four years a substantial amount of technical know-how relating to our ESL technology.

Manufacturing Capability.  We conduct our ESL light bulb development and manufacturing activities at our facility in the Czech Republic, which is operated by our Sendio s.r.o. subsidiary.  At this 75,000 square-foot facility, we currently have one active production line with the capacity to produce up to 6.8 million light bulbs per year, with planned future expansion capacity on the same site to add further production lines with an estimated additional 10 million bulb annual capacity per line. We are also seeking partners to manufacture our product.

Experienced Management and Scientific Advisory Team.  Our executive officers and directors have significant experience in developing and executing a “go-to-market” business model in a competitive, high growth industry.  In addition, our management team has assembled highly-skilled technical personnel in Europe and the United States to conduct ongoing research and development of new light bulbs and next-generation technologies.

Our Growth Strategy

Our primary growth strategy is to accelerate the introduction of our light bulbs into the commercial and residential general illumination market with the goal of obtaining widespread marketplace adoption within the next two years.  In support of this objective, we are pursuing a multi-channel sales, marketing and distribution strategy, which includes efforts to establish business relationships with “big box” retailers, electrical and lighting distributors and municipal utilities, some of whom are currently evaluating our light bulbs for resale to their customers.  We have also recently made our light bulbs directly available to the general public through an online order facility at our company’s corporate website.

In addition to our R30 reflector light bulb, which received UL certification last October, we are currently developing our version of the standard Edisonian A19 screw-in light bulb (and its European equivalent, the A60 bulb) for anticipated release in the second half of 2011.  We are also developing  an R40 flood light bulb for the United States commercial market and a smaller R25 light bulb for the European market to be used in recessed lighting fixtures. According to Strategies Unlimited, an independent research firm, the worldwide lighting market currently accounts for approximately $90 billion in annual sales.

Target Markets and Customers

We are initially targeting the US R30/R40 reflector light bulb market.  According to recent reports, the U.S. residential market is comprised of 800 million recessed can lights with over 140 million bulbs sold per year (“CFL Market Profile,” U.S. Department of Energy, March 2009 and “A Review of the Reflector Compact Fluorescent Lamps Technology Procurement Program: Conclusions and Results,” Pacific Northwest National Laboratory, May 2008).

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

Intellectual Property, Patents and Proprietary Rights

We are developing the necessary documentation, and we have applied for patent protection on our proprietary light-emitting technology.  We have filed a total of 11 U.S. patent applications and related international patent filings, and we expect to apply for additional patent protection on our technology and our manufacturing processes both domestically and internationally in the future.  We believe that our technology has unique aspects that are patentable; however, there can be no assurances that any patent will be issued or if issued that it will be defensible.

We protect our intellectual property rights through a combination of trademark, copyright, trade secret laws and other methods of restricting disclosure, and requiring our independent consultants, strategic vendors and suppliers to sign non-disclosure agreements as well as an assignment of inventions agreements when appropriate.

Regulatory Matters

In October 2010, we obtained safety certification from Underwriters Laboratories for our R30 light bulb.  This certification enables us to sell our bulbs in the United States and Canada.

Any commercial light bulb product that we develop in the future will require certifications from an independent third party testing laboratory prior to their sale.  There is presently no Energy Star® certification standard for our product. However, we are in discussion with Energy Star® in relations to its new self certification system which will be available later this year.  In addition, we may be subject to other certifying agencies and other regulatory approvals. The approvals and certifications required will be determined based upon the market that we enter.  We are designing our light bulbs to meet the standards for certification from independent third party laboratories, and we intend to submit an application to the appropriate testing laboratory once we have completed the necessary development and manufacturing processes required to obtain certification.  We cannot predict whether we will obtain certification from an independent third party testing laboratory or any other regulatory agency.

Competition

This market segment is highly competitive and traditionally dominated by several large competitors such as General Electric Company, Philips Electronics NV and Osram Sylvania.  These entities possess far more substantial financial, human and other resources than we do. There also are hundreds of small manufacturers of low end products – many inexpensive and often poor performing CFL bulbs.  Many companies are now developing products utilizing LED technology.  Philips spent over $4 billion acquiring LED technology companies in 2008.  As energy efficient technologies are adopted, it is likely that the industry will continue to be dominated by large competitors who will often outsource manufacturing to smaller companies. Research will continue on incandescent type technologies such as halogen infrared reflecting.  Abandoned technologies such as induction lighting may temporarily re-emerge.  Over the last four years in meetings with electric utilities, Department of Energy consultants, electrical distributors and major retailers, we have not identified any competitors with a similar technology to ESL.

Suppliers

Development and production of our bulbs will require certain raw materials, including glass, electronics, coatings, certain chemicals and chemical compounds, plastic, and packaging.  We have key suppliers in place for these raw materials, and we have entered into discussions with several of them regarding supply arrangements.  We presently make raw material purchases by purchase order.  In addition, we are continuing to identify alternative suppliers for our raw material needs.  We believe that we will be able to obtain the supplies used in our development process from a number of vendors.

Research and Development

We have spent an aggregate of approximately $5.03 million during fiscal 2010 and 2009 in our development efforts.  In addition, we have acquired manufacturing equipment for approximately $0.1 million.  See “Products” above.

Manufacturing

Our manufacturing facility is located in the Czech Republic, and is operated through our wholly-owned subsidiary, Sendio s.r.o.  We are using this facility to develop our ESL technology and manufacturing processes.  As of December 31, 2010, we had 38 employees at our Sendio facility.

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

The Sendio facility includes development facilities and a customized production line which we use for the production of our R30 size light bulb.  We have estimated the existing production line to have an annual capacity of up to 6.8 million bulbs once all manufacturing processes are completely developed.  In addition, we have planned future expansion capacity to add further production lines with an estimated additional 10 million bulb annual capacity per line.  Before we can initiate high volume manufacturing in this facility, we anticipate that we will need to obtain and install additional equipment.

Environmental Compliance

We are subject to certain environmental requirements and laws in the Czech Republic that have been identified related to our manufacturing processes.  We have obtained the necessary permits required for the current development operations of the facility in the Czech Republic. We may be subject to additional environmental requirements in the future.

Marketing, Sales and Distribution

During 2010, we continued our marketing initiatives to determine our initial marketing strategy and research and to begin branding and corporate positioning issues.  Our marketing efforts have included market research to determine market size, competition, product features, consumer attitudes, pricing, certifications, government agencies, grants, target channels and retailers, branding and creation of initial marketing collateral. We have also had strategic and pre-contractual meetings with certain retailers and potential channel and distribution partners to determine levels of interest in our light bulb and the underlying technology.  We believe that the results of these meetings were positive but no agreements have been entered into.

During 2010, we also initiated our efforts to sell our bulbs directly to consumers through an online order facility at our company’s corporate website. We began shipping orders through this facility in March, 2011.  We intend to make further enhancements during 2011 to our website including an online secure merchant storefront for bulb orders.

In early 2011, we also selected a vendor to assist us with the specific packaging and display design requirements of big box retailers.

Twenty states have enacted Conservation Improvement Programs (“CIP”).  Through a CIP, electric and natural gas utilities are required to invest a portion of their state revenues in projects designed to reduce their customers' consumption of electricity and natural gas, and to generally improve resource efficiency.  One form of CIP investment is conducting “give-aways” of energy efficient lighting products.  Alternatively, some states provide cash rebates to light bulb manufacturers, stores or directly to the consumer. We have met with a number of utilities and utility groups to determine interest in the promotion of ESL energy efficient bulbs.  We believe that the results of these meetings were positive but no agreements have been entered into.

In September 2010, we entered into a agreement with Integrated Sales Solutions II, LLC (“ISS”) to enhance our capabilities in designing and establishing sales strategy and distribution channels with retail, electrical utilities, electrical distributors and government agencies. ISS advises and assists us in defining logistics, warehousing, finished good requirements, distribution, packaging, merchandising, and support for our ESL bulbs. We work closely with ISS to develop programs aimed at further developing these channels and potential distribution partnerships.

Our technology has been featured on the Discovery Channel website, Popular Science website, CNET website and on the New York Times website.

Employees

As of March 31, 2011, we had 38 full time employees in the Czech Republic through our subsidiary Sendio.  Our Chief Financial Officer is a consultant for us. We have routinely used consultants in our U.S. operations and strategic vendors on a work for hire contract basis.

ITEM 1A.  RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business and an investment in our common stock.

Risks Related to Our Business

We have historically been a research and development company. We have a limited operating history with minimal revenue to date, so it may be difficult to evaluate our business and prospects.  We also received a going concern qualification in our 2010 audit.

We have been primarily engaged during the last six years in the research and development of our lighting products, and have incurred significant operating losses.  We have only recently commenced commercial manufacturing.  We have not generated any revenues and we depend on third-party financing to fund our operations. We have a very limited operating history upon which an investor can evaluate our business and prospects, and we may never be successful or achieve profitability.  Peterson Sullivan, LLP, our independent registered public accounting firm, in its opinion on our financial statements for the year ended December 31, 2010, raised substantial doubt about our ability to continue as a going concern due to our net losses and negative cash flows from operations and other factors.

We need significant additional financing in 2011.  If we cannot obtain needed financings later this year, we may have to curtail our operations.

Our cash on hand of approximately $120,000 as of December 31, 2010, and the net proceeds from our February 2011 financing of approximately $2.0 million, are not sufficient to support our operations through 2011, and we expect to need additional financing by the third quarter of this year.  During 2010, we continued to incur operating losses as we continued development expenditures on our light bulb technology, pursued product production and sought to establish marketing and sales and distribution capabilities.  Our ability to implement our business plan in 2011 and our future operations will be significantly impaired or delayed if we are unable to secure financing in the amounts and at the times needed to fund our working capital.  We may seek to obtain funds through equity or debt financings, as well as through strategic financial partners.  Such financing may not be available to us, or may only be available on financially unattractive terms or in insufficient amounts.  If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to curtail or cease operations.  Our independent registered public accounting firm added an explanatory paragraph to its opinion on our 2010 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

We have incurred historical losses and, as a result, may not be able to generate profits, support our operations or establish a return on invested capital, which can have a detrimental effect on the long-term capital appreciation of our stock.

We incurred losses in 2010 of $4.6 million and had an accumulated deficit of $70.5 million as of December 31, 2010. We cannot predict when or whether we will ever generate a profit or otherwise establish a return on invested capital.  We may never be profitable.  Our business strategies may not be successful and we may never generate significant revenues or profitability, in any future fiscal period or at all.

We have a number of technology issues to resolve before we will be able to successfully manufacture a full line of commercially viable products.

Although we have completed initial engineering and obtained Underwriters Laboratories certification of our initial R30 light bulb, further development work and third-party testing will be necessary before the technology can be deployed and we can commence production of a full line of lighting products.  Specifically, we are continuing to work on our standard Edisonian A19 screw-in light bulb, including obtaining acceptable life and output specifications.  If we are unable to solve current and future technology issues, we will not be able to manufacture a full line of commercially viable products. In addition, if we encounter difficulty in solving technology issues, our research and development costs could increase substantially and our development and production schedules could be significantly delayed.

We have no experience manufacturing our ESL light bulbs on a large scale, commercial basis.

Our future operating results will depend on our ability to manufacture our products. To do so, we will have to develop manufacturing processes and the manufacturing capability that will allow us to produce high volumes of products at commercially viable yields.  Although we have developed manufacturing processes, we have no experience in manufacturing our products on a large scale, commercial basis.  We do not know whether the processes we have developed or our manufacturing capabilities will be capable of supporting large-scale manufacturing, or whether we will be able to develop the other processes necessary for large-scale manufacturing of light bulbs that meet the requirements for cost, schedule, quality, engineering, design, production standards and volume requirements.  Because we have limited experience with manufacturing our products, we may not be able to establish manufacturing capacity at a reasonable cost, maintain the quality of our products as production increases or develop the administrative and operational infrastructure necessary to support expanded operations. If we fail to develop or obtain the necessary manufacturing capabilities, or if we fail to achieve volume production of our products with competitive yields at acceptable costs, it will significantly alter our business plans and could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have experienced significant delays in executing our business plan, and further delays will reduce the likelihood that we will be able to manufacture products or generate sufficient revenue to stay in business.

We have previously experienced significant delays in executing our business plan.  These delays are attributable to a number of factors, including:

•	unanticipated difficulties and increased expenses in developing our technology,
•	unanticipated difficulties in our manufacturing processes and
•	our inability to obtain funding in a timely manner.

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

Under the purchase agreement for our Sendio manufacturing facility in the Czech Republic, Sendio is required to make significant payments totaling approximately $9.0 million by June 30, 2011. We currently do not have the funds to pay the balance of the purchase price, and we will need to obtain additional financing to fulfill our payment obligation under the purchase agreement.  If we are unable to obtain the financing, we will need to negotiate with the landlord to extend the closing date of the building purchase or extend the lease beyond its current term of June 30, 2011. We have an agreement in principle with the landlord to extend the lease and defer the purchase of the building until June 30, 2012, but no formal agreement has been signed.

We must successfully develop, introduce, manufacture, market and sell lighting products and manage our operating expenses.

To be a viable business, we must successfully develop, introduce, manufacture, market and sell products and manage our operating expenses.  Many of our lighting products are still in development and are subject to the risks inherent in the development of technology products, including unforeseen delays, expenses, patent challenges and complications frequently encountered in the development and commercialization of technology products, the dependence on and attempts to apply new and rapidly changing technology, and the competitive environment of the industry. Many of these events are beyond our control, such as unanticipated development requirements, delays and difficulties with obtaining third-party certification, delays in submitting documentation for and being granted patents and manufacturing problems.  Our success also depends on our ability to maintain high levels of employee utilization, manage our production costs, sales and marketing costs and general and administrative expenses, and otherwise execute on our business plan.  We may not be able to effectively and efficiently manage our development and growth.  Any inability to do so could increase our expenses and negatively impact our results of operations.

We rely heavily on a few consultants and employees, the loss of whom could have a material adverse effect on our business, operating results and financial condition.

Our future success will depend in significant part upon the continued services of our executive officers and directors and certain key consultants, and our ability to attract, assimilate and retain highly qualified technical, managerial and sales and marketing personnel when needed. Competition for quality personnel is intense, and there can be no assurance that we can retain our existing key personnel or that we will be able to attract, assimilate and retain such employees in the future when needed. The loss of key personnel or the inability to hire, assimilate or retain qualified personnel in the future could have a material adverse effect on our business.

We rely on outside suppliers to manage certain key business processes, and any failure to perform will negatively affect our business.

We have outsourced certain of our key business processes.  In September 2010, we retained Integrated Sales Solutions II, LLC to help develop our sales, marketing and distribution strategies and channels.  If any of these service providers fail to perform or at a satisfactory level, our business development will be negatively affected and delayed, and our reputation may be harmed.

Our future operating results are difficult to predict; thus, the future of our business is uncertain.

Due to our limited operating history and the significant development and manufacturing objectives that we must achieve to be successful, our quarterly and annual operating results are difficult to predict and are expected to vary significantly from period to period. In addition, the amount and duration of losses will be extended if we are unable to develop and manufacture our products in a timely manner. Factors that could inhibit our product development and manufacturing and future operating results include:

•	failure to solve existing or future technology-related issues in a timely manner,
•	failure to obtain sufficient financing when needed,
•	failure to secure key manufacturing or other strategic partnerships and
•
competitive factors, including the introduction of new products, product enhancements and the introduction of new or improved technologies by our competitors, the entry of new competitors into the lighting markets and pricing pressures.

We face currency risks associated with fluctuating foreign currency valuations.

With operations in the Czech Republic through our Sendio subsidiary, Sendio’s accounts, which primarily consist of lease payments, compensation and other R&D and administrative expenses, are denominated in the Czech Koruna (CZK) and the Euro.  An increase in the value of the CZK and Euro in relation to the U.S. dollar would have an adverse effect on our operating expenses.  In addition, we may engage in business in other countries, particularly in the European Union, and our operating results will be subject to fluctuations in the value of those currencies against the U.S. dollar.  In addition, the financial statements for our Czech subsidiary are denominated in the CZK; accordingly, on a consolidated financial statement reporting basis, these numbers are translated into U.S. dollars and are affected by currency conversion rates.  To date, we have not entered into foreign currency contracts or other currency-related derivatives to mitigate the potential impact of foreign currency fluctuations.

Risks Related to Our Industry

Our ability to manufacture products will depend on the continuous supply and availability of raw materials and our business will be susceptible to shortages, unavailability and price fluctuations.

The principal raw materials that we use in manufacturing our light bulbs include glass, electronic components and other required materials.  Our business will be adversely affected by any impairment in the supply of these raw materials or by price increases.  Although we have identified suppliers for these materials, we do not have supply agreements in place for raw materials, and we will be subject to risk of fluctuations in supply and price.  In addition, while we believe that in many instances there are alternative suppliers for these components, replacement suppliers may not be available.  If we are unable to secure sufficient quantities of the materials we need to manufacture our light bulbs, if we encounter delays or contractual or other difficulties in our relationships with suppliers, or if we cannot find replacement suppliers at an acceptable cost, then the manufacture of our light bulbs may be disrupted, which would increase our costs, delay our production schedule and have a material adverse effect on our business.

Because we are smaller and have fewer financial resources than most of our competitors, we may not be able to successfully compete in the very competitive lighting industry.

The lighting industry is very competitive and we expect this competition to continue to increase.  The general illumination market segment within the lighting industry is dominated by a number of well-funded multi-national companies such as General Electric Company, Phillips Electronics NV and Osram Sylvania, that have established products and are developing new products that compete with our current and planned products.  We may not be able to compete effectively against these or other competitors, most of whom have substantially greater financial resources and operating experience than we do. Many of our current and future competitors may have advantages over us, including:

•	well established products that dominate the market,
•	longer operating histories,
•	established customer bases,
•	substantially greater financial resources,
•	well established and significantly greater technical, research and development, manufacturing, sales and marketing resources, capabilities and experience and
•	greater name recognition.

Our current and potential competitors have established, and may continue to establish in the future, cooperative relationships among themselves or with third parties that would increase their market dominance and negatively impact our ability to compete with them. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products. If we fail to adapt to market demands and to compete successfully with existing and new competitors, our results of operations could be materially adversely affected.  The market for lighting technology is changing rapidly and there can be no assurance that we will be able to compete, especially in light of our limited resources. There can be no assurance that any of our current or planned products can compete successfully on a cost, quality or market acceptance basis with competitors’ products and technologies.

We depend on our intellectual property.  If we are unable to protect our intellectual property, we may be unable to compete and our business may fail.

Our success and ability to develop our technology and create products and become competitive depend to a significant degree on our ability to protect our proprietary technology, particularly any patentable material.  We rely on a combination of trade secret and other intellectual property law, nondisclosure agreements and other protective measures to preserve our rights to our technology.  In addition, any intellectual property protection we seek may not preclude competitors from developing products similar to ours.  In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

We do not currently have sufficient available resources to defend a lawsuit challenging our intellectual property rights or to prosecute others who may be infringing our rights.  Accordingly, even if we have strong intellectual property rights and patent rights, we may not be able to afford to engage in the necessary litigation to enforce our rights.

We compete in industries where competitors pursue patent prosecution worldwide and patent litigation is customary. At any given time, there may be one or more patent applications filed or patents that are the subject of litigation, which, if granted or upheld, could impair our ability to conduct our business without first obtaining licenses or granting cross-licenses, which may not be available on commercially reasonable terms, if at all. We have several patent applications pending in the United States and internationally and we expect to file additional patent applications; however, none of these patents may ever be issued.  We do not perform worldwide patent searches as a matter of custom and, at any given time, there could be patent applications pending or patents issued that may have a material adverse effect on our business, financial condition and results of operations.

Other parties may assert intellectual property infringement claims against us, and our products may infringe on the intellectual property rights of third parties. Intellectual property litigation is expensive and time consuming and could divert management’s attention from our business and could result in the loss of significant rights. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements which may not be available on acceptable terms, if at all. In addition, we could be required to cease selling any of our products that infringe on the intellectual property rights of others. Successful claims of intellectual property infringement against us may have a material adverse effect on our business, financial condition and results of operations. Even successful defense and prosecution of patent suits is costly and time consuming.

We rely in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and strategic partners to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of those trade secrets, know-how or other proprietary information. In particular, we may not be able to protect our proprietary information as we conduct discussions with potential strategic partners. If we are unable to protect the proprietary nature of our technologies, it may have a material adverse effect on our business, financial condition and results of operations.

Our lighting products are subject to extensive regulation, compliance with which is expensive and time consuming.

Our current and planned commercial products are and will be subject to extensive regulation, both in the United States and internationally. Compliance with these laws and regulations is expensive and requires significant management time. Failure to comply with applicable laws and regulations could have a material adverse effect on our business.

Failure to obtain and maintain industry certification for our products could cause an erosion of our current competitive strengths.

We are designing our products to be UL® or ETL compliant and intend to seek Energy Star® certification, as well as appropriate certifications in the European Union and in other countries.  UL® or ETL compliance certification is a key standard in the lighting industry, and if we fail to obtain or maintain this standard we may not have any market interest for our products.  We may not obtain this certification or we may be required to make changes to our light bulbs, which would delay our commercialization efforts and would negatively harm our business and our results of operations.

Rapid technological changes and evolving industry standards could result in our products becoming obsolete and no longer in demand.

The lighting industry is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products and technologies obsolete and unmarketable. Our success will depend in part on our ability to successfully develop commercial applications for our technology, anticipate and respond to technology developments and changes in industry standards, and obtain market acceptance on any products we introduce. We may not be successful in the development of our technology, and we may encounter technical or other serious difficulties in our development or commercialization efforts that would materially adversely affect our results of operations.

Risks Related to our Securities

Our management and SAM Advisor’s LLC own a substantial amount of our stock and are capable of influencing our affairs.

As of March 31, 2011, our executive officers and directors (and their respective affiliates) beneficially owned approximately 40.1% of our outstanding common stock, with SAM Advisors, LLC, an investment advisor controlled by William B. Smith, our Chairman, beneficially owning approximately 18.8% of our outstanding common stock.  As a result, these shareholders substantially influence our management and affairs and, if acting together, control most matters requiring the approval by our shareholders including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transactions.  The concentration of ownership may delay or prevent a change of control at a premium price.

Our common stock is thinly traded, which may impair your ability to sell your shares at a later time.

The trading volume of our common stock is thin. Therefore, there may not be a large number of potential purchasers ready to buy shares whenever a shareholder desires to sell. The public stock markets generally, and our shares specifically, are volatile and unpredictable. There can be no assurance that shareholders will be able to dispose of their shares at the time they desire to do so or at the desired selling price.

Our articles of incorporation contain authorized, unissued preferred stock which, if issued, may inhibit a takeover at a premium price that may be beneficial to you.

Our articles of incorporation allow us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges and restrictions as the board of directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. In addition, the issuance of preferred stock could have the effect of making it more difficult for a third party to acquire control of, or of discouraging bids for control of our company. This could limit the price that certain investors might be willing to pay in the future for shares of common stock. We have no current plans to issue any shares of preferred stock.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our stock in the public market may depress the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 under the Securities Act, subject to certain limitations.  In general, pursuant to Rule 144, a stockholder who is not affiliated with us and has satisfied a six-month holding period may sell its shares without restriction.  An affiliate of our company may also, under certain circumstances, sell within any three-month period a number of shares which does not exceed 1% of the then outstanding shares of common stock following the six-month holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our common stock.

Any future equity-based financings will dilute our stockholders.

We will need to raise additional financing by the third quarter of 2011.  If we raise funds through the issuance of equity, equity-linked or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock.  The sale of additional equity or convertible debt securities could result in substantial dilution to our stockholders in terms of their percentage ownership and voting interest in the company.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is subject to certain rules and regulations relating to “penny stock.”  A “penny stock” is generally defined as any equity security that has a price less than $5.00 per share and that is not quoted on a national securities exchange.  Being a penny stock generally means that any broker who wants to trade in our shares (other than with established clients and certain institutional investors) must comply with certain “sales practice requirements,” including delivery to the prospective purchaser of the penny stock a risk disclosure document describing the penny stock market and the risks associated with it.  These penny stock rules make it more difficult for broker-dealers to recommend our common stock and, as a result, our stockholders may have difficulty in selling their shares in the secondary trading market.  This lack of liquidity may also make it more difficult for us to raise capital in the future through the sale of our equity securities.

We do not intend to pay cash dividends on our common stock, so any return on investment must come from appreciation.

We have never declared or paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to invest all future earnings, if any, to fund our growth. Therefore, any investment return in our common stock must come from increases in the trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

We do not own any real property.

Our corporate headquarters consisting of approximately 200 square feet, are located in New York, New York which we have leased through April 30, 2011 for total rent per month of $1,320.

Our manufacturing facility and research and development laboratories are located in Olomouc in the Czech Republic.  We occupy the entire 75,000 square-foot facility.  We pay approximately $38,000 per month in rent under a lease that extends through June 2011.  In 2008, we entered into a purchase agreement with the landlord to acquire the building and property at which this facility is located for approximately $9.0 million.  We will need to obtain additional financing to fulfill our payment obligation under the purchase agreement.  We have an agreement in principle with the landlord to extend the lease and defer the purchase of the building until June 30, 2012, but no formal agreement has been signed.  See Note 6 to our Notes to the Consolidated Financial Statements for a further discussion of the lease and purchase agreements.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending or threatened legal proceedings.

ITEM 4. RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are presently quoted on the OTC Bulletin Board under the symbol VUOC. Listed below are the high and low sale prices for the shares of our common stock during the years ended December 31, 2009 and 2010. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

	Year ended December 31,
Quarter	2009		2010
	High	Low	High	Low
First	$1.13	$0.70	$0.69	$0.31
Second	$1.41	$0.70	$0.51	$0.19
Third	$0.91	$0.40	$0.55	$0.30
Fourth	$0.80	$0.47	$0.90	$0.40

As of March 25, 2010, there were 110,806,462 shares issued and outstanding and approximately 733 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name. No dividends have ever been paid to holders of our common stock, and we do not anticipate paying dividends in the future.

On March 25, 2011, our closing stock price was $0.50, as reported by the OTC Bulletin Board.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 26, 2007, our board of directors approved the Vu1 Corporation 2007 Stock Incentive Plan (the “Plan”).   The stockholders approved the Plan on May 22, 2008.  A total of 10,000,000 shares of our common stock were authorized for issuance under the Plan.  The following table gives information as of December 31, 2010, the end of our most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options, warrants and rights under the Plan.  In March, 2011 the board of directors increased the number of shares authorized for issuance under the Plan to a total of 20,000,000 shares.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	6,655,015	$0.58	351,366
Totals	6,655,015	$0.58	351,366

A description of the Plan can be found in Note 12 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal year ended December 31, 2010, which were not registered under the Securities Act.

On November 5, 2010, we issued 250,000 shares of common stock with a fair value of $150,000 based on the closing market price of $0.60 as of that date to Billy K. Hamlin for service as a member of our board of directors.

On November 18, 2010, we issued 300,000 shares of common stock to a Duncan Troy, the then chairman of our board of directors pursuant to the exercise of an option to purchase common stock at an exercise price of $0.38 per share in exchange for cash in the amount of $114,000.

From October 14, 2010 to December 31, 2010, we sold 470,400 units at a subscription price of $1.00 per unit for net proceeds of $470,400 in our unit private placement.  Each unit consisted of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share.  A total of 940,800 shares of common stock and two-year warrants to purchase 470,400 shares of common stock at an exercise price of $1.00 were issued.

We made the following stock option grants and stock awards for the year ended December 31, 2010 from the Plan.  These option grants were made to employees, directors and consultants pursuant to the exemption from registration under Section 4(2) of the Securities Act.

On October 4, 2010, we issued 470,588 shares of common stock to Phil Styles, our chief executive officer at an price of $0.51 per share based on the closing market price of our common stock at that date.  The shares were issued pursuant to his employment agreement, which provided for the vesting of these shares as his annual salary of $240,000 is earned but unpaid.  During 2010, Mr. Styles converted $34,452 of his salary into 67,552 shares of common stock, and 55,905 shares were forfeited.  A total of 347,131 shares remain unvested.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” and “Risk Factors.”

Our independent registered public accounting firm has issued a “going concern” statement in its report on our financial statements for the year ended December 31, 2010, stating that we had a net loss and negative cash flows from operations in fiscal 2010, and that we have an accumulated deficit.  Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this going-concern uncertainty. See Note 3 to our Consolidated Financial Statements.

Overview

We are focused on developing, manufacturing and selling a line of mercury-free, energy efficient light bulbs based on our proprietary light-emitting technology.  For the past several years, we have primarily focused our efforts on research and product development for our Electron Stimulated Luminescence™ (ESL) technology.  In 2007, we formed Sendio s.r.o. in the Czech Republic as a wholly-owned subsidiary for continued development of our light bulbs, and to design the manufacturing processes required for commercialization and manufacturing.  During 2010, we continued our development work on the technology to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the bulbs and the design and implementation of the processes required to manufacture our light bulbs.  During the second quarter of 2010, we submitted our initial light bulb for safety certification to Underwriters Laboratories (UL) and, in October 2010, we received UL certification.  Our efforts are presently focused on our initial product, the R30 sized light bulb.  We are currently supporting initial production of this bulb.  The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors noted in Item 1A of this report.  During 2009 and 2010, we had no commercial products and no revenues.

Our independent registered public accounting firm has issued a “going concern” statement in its report on our financial statements for the year ended December 31, 2010, stating that we had a net loss and negative cash flows from operations in fiscal 2010, and that we have an accumulated deficit.  Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this going-concern uncertainty.

On February 9, 2011, we completed a private placement to eight institutional accredited investors of 4,911,112 shares of our common stock at a purchase price of $0.45 per share, for gross proceeds of $2,210,000. As part of the private placement, the investors were issued five-year warrants to purchase up to 4,911,112 shares of our common stock at an initial exercise price of $0.60 per share. The net proceeds from the private placement, following the payment of offering-related expenses, are being used by us for our capital expenditure requirements and for working capital and other general corporate purposes.  In January 2011, we raised approximately $402,000 from a small group of investors through the private sale of our common stock and warrants.

We will need to raise additional capital through debt or equity financings by the third quarter of 2011 to support our operations.  We have entered into an agreement to purchase the facility presently leased by Sendio in the Czech Republic.  We are using this facility to develop our ESL technology and manufacturing processes.  We will need additional funding to complete the purchase of this building.

Our anticipated expenditures related to our operations in 2011 will primarily depend on personnel costs and additional equipment needs for continued development of our line of light bulbs and the manufacturing processes.  In addition, we anticipate we will incur substantial costs related to the planned large-scale production in 2011 related to purchases of raw materials and supplies, marketing, sales and distribution-related costs, and increased administrative costs.  An overall estimate of our capital expenditures is primarily dependent upon the success of our development and manufacturing results for our initial bulb, and as such cannot be presently estimated.  Any additional capital expenditures will be dependent upon our ability to obtain additional financing.

Our anticipated costs in 2011 for the completion of our line of light bulbs cannot be reasonably estimated due to the inherent uncertainty of the research and feasibility of the manufacturing processes.  There can be no assurance that this development process will be successful or, if successful, that the technology will find a market and achieve sales that can sustain our operations without additional funding.

Our emphasis on the development of our planned products, the additional manufacturing processes required and commercial manufacturing, distribution, marketing and branding and the development of sales channels surrounding our light bulbs will command management’s primary attention during 2011.  It will also comprise the primary use of our financial resources. In 2011, our success will depend on our ability to develop our planned products that meet industry standards, obtain commercial manufacturing, generate market awareness and acceptance of our planned products, protect our technology through patents and trade secrets, and obtain additional funding to finance our operations.  If we are unable, for technological, financial, competitive or other reasons to successfully meet these goals our business and operations will be adversely affected.

Results of Operations for the Fiscal Years ended December 31, 2010 and 2009

No Revenues

We recognized no revenues in either of fiscal 2010 or 2009.

Research and Development Expenses

For the years ended December 31, 2010 and 2009, we were involved in a single project to develop and commercialize our proprietary technology. In October, 2010 we received certification from Underwriters Laboratories on our R30 size bulb for the United States and Canada. In addition, during the fourth quarter, we initiated the application of our technology to the A19 size bulb.  Research and development expenses decreased approximately $881,000 to $2,077,000 for the year ended December 31, 2010 compared to $2,958,000 for the year ended December 31, 2009. For the years ended December 31, 2010 and 2009, research and development expenses consisted primarily of rent, salaries and related costs, plant utility and operating costs, technical consulting expenses and stock compensation expense.  Salary and related costs decreased approximately $359,000 to $1,001,000 in fiscal 2010 compared to $1,360,000 in fiscal 2009 primarily due to reductions in the number of salaried employees during the 2010. Technical consulting expenses decreased approximately $457,000 to $33,000 in fiscal 2010 compared to $490,000 in fiscal 2009 primarily due to reduced use of consultants resulting from the shift of the development processes to the Sendio facility and staff. Rent expense increased approximately $48,000 to $407,000 in fiscal 2010 compared to $359,000 in fiscal 2009. Also included in research and development expense is a non-cash charge for compensation expense of $91,000 for fiscal 2010 and $224,000 for fiscal 2009 resulting from our issuance of common stock to a vendor and issuances of stock and options to purchase common stock under our 2007 Stock Incentive Plan.

We anticipate that our development efforts will continue in 2011 on the R30 bulb, as well as the A19 bulb.  We also intend to develop additional bulb sizes as resources allow.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2010 and 2009 consisted of compensation expenses related to stock and options issuances, consulting expenses, salaries and related costs, professional and legal fees, insurance, travel, rents, general and corporate related overheads and office expenses. General and administrative expenses decreased by approximately $8,000 to $2,345,000 for the year ended December 31, 2010 compared to $2,353,000 for the year ended December 31, 2009. In fiscal 2010, non-cash stock compensation expenses increased $584,000 to $941,000 in fiscal 2010 compared to $357,000 in fiscal 2009 resulting from the issuance of common stock and options to purchase common stock. Salary and related costs decreased approximately $338,000 to $391,000 in fiscal 2010 compared to $729,000 in fiscal 2009 primarily due to reductions in the number of salaried employees during 2010. Consulting expenses decreased $47,000 to $313,000 in fiscal 2010 compared to $360,000 in fiscal 2009.  The decrease is due to decreased activity and use of consultants in fiscal 2010.  Other operating expenses comprised of travel, professional and legal fees, rent and general corporate overheads decreased $278,000 to $556,000 in fiscal 2010 compared to $834,000 in fiscal 2009.  The decrease is primarily due to lower travel and general corporate overheads in fiscal 2010.

Marketing Expenses

Marketing expenses for the years December 31, 2010 and 2009 were comprised of salaries and related costs, sales and marketing consulting fees, market research and channel development fees, conference fees and office related expenses. Marketing expenses decreased by approximately $49,000 to $365,000 for the year ended December 31, 2010 compared to $414,000 for the year ended December 31, 2009.  This decrease was due primarily to decreases in salaries and related expenses partially offset by increases in consulting fees related to public relations and channel development for the year ended December 31, 2010 when compared to the prior year.

Other Income

Other income and expense for the years ended December 31, 2010 and 2009 was comprised of interest income, interest expense, other income, loss on extinguishment of debt and derivative valuation gain or loss.  Interest income was approximately $14 for fiscal 2010 compared to $3,000 for fiscal 2009. The decrease is due to lower average cash balances during fiscal 2010.  Interest expense increased $984,000 in fiscal 2010 to $1,240,000 compared to $256,000 in fiscal 2009. Interest expense is primarily related to the interest and amortization of discount and loan costs on the Convertible Notes, Sendio’s loan and capital lease obligations as discussed in Notes 7,9,10 and 11.  Included in interest expense is discount amortization of $693,000 and $114,000 and amortization of loan costs of $28,000 and $2,000 for fiscal 2010 and 2009, respectively related to the Convertible Notes. Also included in interest expense is the fair value of a warrant of $19,125 issued pursuant to the short term note payable as discussed in Note 9.

Loss on extinguishment of debt for the year ended December 31, 2010 of $216,000 pertains to the  exchange of a Note with a face value of $360,350 and warrants to purchase 450,438 shares of common stock in exchange for $344,134 of unpaid, accrued interest through August 1, 2010 payable to Full Spectrum as discussed in Note 7.  There is no amount for fiscal 2009.

The following table summarizes the effect on our statement of operations related to derivative financial instruments for fiscal 2010 and 2009:

	Year Ended December 31,
	2010	2009
Day one derivative losses	$-	$1,315,516
Fair value changes	(1,578,851)	289,404
Total derivative valuation (gain) loss	$(1,578,851)	$1,604,920
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

Liquidity and Capital Resources

Our cash was approximately $120,000 as of December 31, 2010.  On February 9, 2011, we completed a private placement to eight institutional accredited investors of 4,911,112 shares of our common stock at a purchase price of $0.45 per share, for gross proceeds of $2,210,000. As part of the private placement, the investors were issued five-year warrants to purchase up to 4,911,112 shares of our common stock at an initial exercise price of $0.60 per share. The net proceeds from the private placement, following the payment of offering-related expenses, are being used by us for our capital expenditure requirements and for working capital and other general corporate purposes.  In January 2011, we raised approximately $402,000 from a small group of investors through the private sale of our common stock and warrants, including $67,000 of accounts payable converted.

As of December 31, 2010, we had $2,000 of short-term debt, which matures in May 2011.

We anticipate that, with our cash on hand and the proceeds from the February 2011 private placement described above, we will be able to fund our operations into the third quarter of 2011.

We expect to continue to seek additional financing in 2011 to fund our operations, research and product development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders.

If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to curtail or cease operations.  Any inability to obtain additional cash as needed would have a material adverse effect on our financial position, results of operations and our ability to continue in existence.  Our independent registered public accounting firm added an explanatory paragraph to its opinion on our 2010 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 31, 2010:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$231,508	$231,508	—	—	—

Impact of Inflation

We expect to be able to pass inflationary increases for raw materials and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we do not believe our products are seasonal.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes.

The functional currency of Sendio in the Czech Republic is the Czech Koruna (CZK).  However, the accompanying financial statements have been expressed in USD, which is our functional currency. The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of operations have been translated using the average exchange rates prevailing during the periods of each statement. The exchange rate of the CZK against the USD (or any other currency) nonetheless may fluctuate and be affected by, among other things, changes in the political and economic conditions in the Czech Republic and the European Union.

Fluctuations in exchange rates may affect our financial results reported in USD terms without giving effect to any underlying change in our business or results of operations.

Fluctuations in exchange rates may also affect our balance sheet. For example, to the extent that we need to convert USD into CZK for our operations, appreciation of the CZK against the USD would have an adverse effect on the CZK amount that we receive from the conversion. Conversely, if we decide to convert our CZK into USD, appreciation of the USD against the CZK would have a negative effect on the U.S. dollar amount available to us.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, but we may consider the use of such contracts in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2010.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

/S/ Philip G. Styles	/S/ Matthew DeVries
Philip G. Styles Chief Executive Officer	Matthew DeVries Chief Financial Officer

THE FOREGOING MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING SHALL NOT BE DEEMED TO BE “FILED” WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY PAST OR FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE IT BY REFERENCE INTO SUCH FILING.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers, and their positions with us, as of March 31, 2011:

Name	Age	Title

William B. Smith	43	Chairman of the Board

Philip G. Styles	56	Chief Executive Officer and Director

Matthew DeVries	48	Chief Financial Officer

Billy K. Hamlin	61	Director

Charles Hunt, Ph.D.	57	Director

Gregory Owens Jr.	31	Director

Duncan Troy	52	Director

Mark W. Weber	54	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

William B. Smith was elected to our board of directors in November 2010.  Mr. Smith is the Founder and has been the Chief Executive Officer of Smith Asset Management, Inc. since 1997.  Mr. Smith has also been the President and Chief Executive Officer since 2004 of SAM Advisors, LLC, a money management firm spun off from Smith Asset Management, Inc., specializing in distressed public debt and equities trading at discounts to intrinsic value, as well as special situation investments.  In addition, Mr. Smith is the founder and has been the Managing Member of SAM Capital Partners, LLC, the General Partner of SAM Special Opportunities Fund, LP (our largest stockholder) since 2009.

As the Chairman and our company’s largest stockholder (through entities controlled by him), Mr. Smith leads the board and guides the company.  Mr. Smith brings a deep background in technology companies through his portfolio investments, and extensive experience in mergers and acquisitions and capital markets transactions.

Philip G. Styles has served as our Chief Executive Officer since October 2010 and a member of our board of directors since July 2010.  He had previously served as our Vice President of Manufacturing from September 2007 to July 2010 and Chief Operating Officer from July 2010 to October 2011.  Mr. Styles has over 20 years experience in manufacturing operations. Mr. Styles worked for Sony Corporation from 1993 to September 2007 in various technical and managerial positions in production engineering.  He has also held several other senior management positions in manufacturing, including leading a joint venture manufacturing operation between LG Electronics and Royal Philips Electronics in the Czech Republic.

Mr. Styles’ 20+ years of experience in manufacturing, as well as day-to-day operational leadership of our company and its manufacturing operations, and in-depth knowledge of our current and planned lighting products make him well qualified as a member of our board.

Matthew DeVries has served as our Chief Financial Officer since October 2006. Mr. DeVries has been an independent financial consultant since 2001, providing public and privately-held corporations financial assistance and has coordinated audits and supervised the preparation and filing of public disclosure documents for corporations in his consulting practice.

Billy K. Hamlin was elected to our board of directors in October 2010.  Mr. Hamlin is presently the Chief Executive Officer of Skyward Enterprises, LLC, a global business consulting firm, since August 2009.  Skyward puts the world’s top manufacturing capacity directly working with tier-one global retailers.  Since June 2010, Mr. Hamlin has also been the Chief Executive Officer of Integrated Sales Solutions II, LLC, a consulting agency offering a wide array of services to manufacturers to successfully introduce hard-line products to the vertical markets of hardware/home improvement and club/mass market. Mr. Hamlin is the Chief Executive Officer of Foregolf since October 2009 a start-up simulator company focused on the golf industry.  He is also the Chairman of the Advisory Board of Unique Home Designs (since July 2010) and Parkland Plastics (since August 2010) and the President of the Board of Trustees for the Leukemia & Lymphoma Society, Georgia Chapter, since July 2007. Mr. Hamlin was the founder of The PGA Tour Superstore in May 2002 to November 2009, which comprised ten ‘Big Box’ concept stores of more than 60,000 square feet of golfing merchandise. Mr. Hamlin worked in positions of increasing responsibility with The Home Depot, Inc. beginning in November 1985, where he held the titles of Executive Vice President of Merchandising & Marketing and Group President until his retirement in January 2000.

Mr. Hamlin has extensive knowledge of retailing and merchandising new products and concepts in particular, making his input invaluable to our board’s discussions of our company’s growth strategy and strategic partnerships.

Charles Hunt, Ph.D. was elected to our board of directors in October 2006.  Dr. Hunt holds B.S.E.E. and M.S.E.E. degrees from the University of Utah and a Ph.D. in electrical engineering from Cornell University.  He has been at the University of California at Davis since 1986, where he is presently a Professor with multiple appointments and a visiting Professor of Electronics in the Faculty of Physics of the University of Barcelona.  Dr. Hunt is a Senior Member of the Institute of Electrical and Electronics Engineers, and is author or co-author of more than 120 refereed publications and eight books, and holds 12 patents.  From 1997 to 2004, he served as editor of the journal, Solid-State Electronics.

Dr. Hunt brings 25 years of scientific knowledge in technology product development in the electronic and electrical industries, making his insights invaluable to the board.

Gregory Owens Jr. was elected to our board of directors in July 2010.  Mr. Owens has been the Senior Vice President at Smith Asset Management, Inc. and a Portfolio Manager for SAM Advisors, LLC since February 2008.  Prior to that, Mr. Owens was a Portfolio Manager and Financial Advisor at Citigroup Capital Markets from December 2003 to February 2008.

Mr. Owens’ experience as a portfolio manager and investment advisor, as well as his knowledge of the current capital markets business environment, make him well qualified as a member of our board.

Duncan Troy was elected to our board of directors in February 2004, and served as our Chairman of the Board from May 2004 to July 2008, and from July 2010 to January 2011.  Mr. Troy was a former Telegen advisory board member and is a current director of the following U.K. based companies:  Private Equity III Limited, a U.K. investment vehicle (from September 1996 to date) and SMS Lottome Limited, a U.K. cell phone lottery and gaming company (from March 2004 to date).

Mr. Troy’s nearly 30 years of service as a board member and investor in many early-stage and growth companies make him well qualified as a member of our board.

Mark W. Weber was elected to our board of directors in June 2005.  Mr. Weber has been a marketing consultant, strategic planner and senior business advisor to financial services companies, technology companies and emerging growth companies since 1988. Mr. Weber has been involved in raising private capital and launching start up, emerging growth technology companies and new banks over the past 20 years. Since 1988, he has been the President of Weber Marketing Group, the 12th largest marketing agency in Washington State and a national provider of marketing consulting and branding services to financial services and technology companies across the United States Mr. Weber was a founder and board member of Pacifica Bank from 1998 to 2005. Pacifica Bank was a SEC-registered business bank sold in 2005 to United Bank California. Mr. Weber also served as chairman of the board’s compensation committee at Pacifica from 2002 to 2005. Mr. Weber served as an advisory board member of several technology and emerging growth companies between 1990 and 2001. He has been on the Board of Trustees of the Noemi Fund, part of Agros International, since 2003.

Mr. Weber’s experience in launching, marketing and branding technology and emerging growth companies make him well qualified to be a member of our board.

Our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers serve at the discretion of the board of directors. There are no arrangements or understandings among any of our directors or officers. There are no family relations among any of our directors or officers.

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC regarding “independent” directors.  Our board of directors has determined that Billy K. Hamlin, Duncan Troy and Mark W. Weber are the members of our board of directors who qualify as “independent” directors under Nasdaq’s definition of independence.

During 2010, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve.

Audit Committee Financial Expert

Our entire board of directors currently functions as the audit committee. We do not have an “audit committee financial expert” serving on the board, but we intend to identify such expert during 2011.

Policy on Stockholder Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors, from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC.  Such officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

We believe that our officers, directors, and 10% stockholders complied with their Section 16(a) filing obligations during the year ended December 31, 2010, with the following exceptions:

•	Mark Weber, a director, did not file Forms 4 to report a purchase of common stock upon the exercise of warrants; and
•	Charles Hunt, a director. did not file Forms 4 to report an issuance of common stock upon the conversion of accounts payable; and

•	Duncan Troy, a director, did not file Forms 4 to report an exercise of options and a sale of common stock; and
•
R. Gale Sellers, a former officer and director did not file Forms 4 to report a grant of options, to report the purchase of Convertible Notes through Full Spectrum Capital, LLC, to report the conversion of the Convertible Notes into our common stock as well as the issuance of shares and options upon the conversion of certain salary and accounts payable, and to report the transfer of common stock in settlement of a loan; and

•	Richard Herring, a former officer and director did not file Forms 4 to report an issuance of common stock upon the conversion of accounts payable.

Code of Ethics

On March 29, 2011 we adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial and accounting officer or persons performing similar functions. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business.  These documents have been filed as Exhibit 14.1 and 14.2 to this report.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended December 31, 2010 and 2009 by (a) all persons serving as principal executive officer during 2010, and (b) our two other most highly compensated executive officers whose total compensation exceeded $100,000 in fiscal 2010, as follows (collectively, the “Named Executive Officers”):

•           Philip G. Styles, our Chief Executive Officer (principal executive officer);
•           R. Gale Sellers, our former Chief Executive Officer (principal executive officer);
•           Matthew DeVries, Chief Financial Officer (principal financial officer); and
•           T. Ron Davis, our former Chief Marketing Officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Philip Styles Chief	2010	130,452	-	3,450	247,785	-	-	18,239	399,926
Executive Officer, Principal Executive
Officer (1)	2009	96,000	-	3,450	63,270	-	-	18,239	180,959

Richard Sellers Former Chief	2010	240,000	-	-	426,200	-	-	-	666,200
Executive Officer, Principal Executive
Officer (2)	2009	157,107	-	-	-	-	-	-	157,107

Matthew DeVries	2010	84,900	-	-	-	-	-	-	84,900
Chief Financial
Officer (3)	2009	89,750	-	-	-	-	-	-	89,750

T. Ron Davis Chief	2010	67,500	-	-	-	-	-	-	67,500
Marketing Officer (4)	2009	180,000	-	-	63,270	-	-	-	243,270

(1)
On October 4, 2010, the Board of Directors appointed Mr. Styles as our Chief Executive Officer and entered into a one-year employment agreement as of that date.  A total of $34,452 of his salary for 2010 was converted into 67,552 shares of our common stock based on a price of $0.51 per share, representing the closing market price for our common stock as of the date of the Mr. Styles’ employment agreement.  Stock awards of $3,450 for 2010 and 2009 are comprised of the fair value of 15,000 shares of our common stock issued from our 2007 Stock Compensation Plan to Mr. Styles on December 17, 2007 which vested during each fiscal year based on the closing market price of $0.23 per share as of the date of issuance. We recognized the fair value of option awards in our consolidated financial statements for fiscal 2010 and 2009 with a fair totaling $247,785 and $63,270, respectively. These amounts do not reflect the actual amounts that may be realized. The 2010 amount is comprised of the fair value of a fully vested ten-year option to purchase 300,000 shares of common stock at an exercise price of $0.43 per share awarded on July 9, 2010 with a fair value of $127,860 and the vested portion of a ten-year option to purchase our common stock issued on October 4, 2010 at an exercise price of $0.51 per share.  The total fair value of this option was $497,416 of which $119,925 was vested at December 31, 2010. The 2009 amount is comprised of the fair value of a fully vested ten-year option to purchase 100,000 shares of common stock at an exercise price of $0.65 per share awarded on December 30, 2009.  The fair values of the options were computed using the Black Scholes method with the assumptions as detailed in Note 12 of our Consolidated Financial Statements.  All other compensation for fiscal 2010 and 2009 is comprised of the value of rent of $7,360 for an apartment in the Czech Republic and $10,879 paid for an automobile.

(2)
Mr. Sellers converted his 2010 annual salary of $240,000 into a ten-year option to purchase 558,140 shares of our common stock at an exercise price of $0.43 per share based on the closing market price of our common stock on July 8, 2010, the date his employment agreement was approved by our board of directors. Also on July 8, 2010, we issued ten-year options to purchase 1,000,000 shares of common stock at an exercise price of $0.43 per share. We recognized the fair value of the option award in our consolidated financial statements for fiscal 2010 with a fair totaling $426,200 relating to this option. This amount does not reflect the actual amount that may be realized. On December 30, 2009, the Board of directors awarded total compensation in the amount of $140,000 to Mr. Sellers for his service as our Chief Executive Officer.  Mr. Sellers converted $70,000 of this award into ten-year options to purchase 107,692 shares of common stock at an exercise price of $0.65 per share valued at $68,397.  The remaining $70,000 was converted into 137,255 shares of common stock and a fair value of $70,000 based on the closing market price on the date of conversion of October 4, 2010 of $0.51 per share.  A total of $18,970 was paid in cash for Mr. Sellers’ services as Chief Operating Officer and President. The fair values of the options were computed using the Black Scholes method with the assumptions as detailed in Note 12 of our Consolidated Financial Statements. Mr. Sellers resigned as an officer and director on September 30, 2010 and January 20, 2011, respectively.

(3)	Mr. DeVries’ compensation is comprised of consulting fees paid in cash.

(4)
Mr. Davis’ compensation is comprised of salary paid in cash of $67,500 and $138,750 and unpaid amounts of $8,040 and $41,250 for fiscal 2010 and 2009, respectively.  On September 25, 2010, Mr. Davis exercised options to purchase 150,000 shares of common stock at an exercise price of $0.23 per share and received 36,795 shares of our common stock at a price of $0.40 per share in settlement of the total unpaid amount of $49,290.  On December 30, 2009, we issued ten-year options to purchase 100,000 shares of common stock at an exercise price of $0.65 per share valued at $63,270.  The fair value of the option was computed using the Black Scholes method with the assumptions as detailed in Note 12 of our Consolidated Financial Statements.  Mr. Davis resigned as an officer in May, 2010.

Narrative Disclosure to Summary Compensation Table

On October 4, 2010, we executed an Executive Employment Agreement with our Chief Executive Officer and Director, Philip G. Styles.  The agreement provides for a salary of $240,000 per annum effective as of that date.  In addition, the Company granted a ten-year option to purchase 1,000,000 shares of Company common stock at an exercise price of $0.51 per share vesting ratably through October 3, 2011. The grant was made from the 2007 Stock Compensation Plan and pursuant to the Company’s standard form of stock option agreement.  The exercise price for the stock option grants was set at the closing market price of the Company’s common stock on the OTC Bulletin Board on October 4, 2010, the date that the Board approved the contract.  Mr. Styles paid his monthly annual salary of approximately $8,000, and the remaining monthly amount of $12,000 is being converted into common stock at a price of $0.51 per share, which represents the price of our common stock on the date his employment agreement was approved by our board of directors.

The Executive Employment Agreement also calls for the payment of six months’ annual salary in the event Mr. Styles is terminated other than for cause, as defined in the Employment Agreement.

The Executive Employment Agreement expires on October 3, 2011, unless terminated earlier in accordance with the agreement.

On July 9, 2010, we executed an Executive Employment Agreement with our former Chief Executive Officer and Director, R. Gale Sellers.  The agreement provided for a salary of $240,000 per annum effective January 1, 2010.  In addition, the Company granted a ten-year option to purchase 1,000,000 shares of Company common stock at an exercise price of $0.43 per share vesting 500,000 shares upon the execution of the contract with the remaining 500,000 options vesting ratably through December 31, 2010. The grant was made from the 2007 Stock Compensation Plan and pursuant to the Company’s standard form of stock option agreement.  The exercise price for the stock option grants was set at the closing market price of the Company’s common stock on the OTC Bulletin Board on July 9, 2010, the date that the Board approved the contract.

The Executive Employment Agreement also called for the payment of six months’ annual salary in the event Mr. Sellers is terminated other than for cause, as defined in the Employment Agreement.

The Executive Employment Agreement expires on December 31, 2010, unless terminated earlier in accordance with the agreement.  Mr. Sellers resigned as our Chief Executive Officer effective September 30, 2010 and the board of directors agreed to honor the terms of the annual salary and stock options until December 31, 2010.

The assumptions used in the valuation of the options are discussed more fully in Note 12 to the Consolidated Financial Statements.

We do not have agreements with any of our other Named Executive Officers providing for payments, whether from resignation, retirement or other termination of employment, resulting from a change of control.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of	Number of						Equity Incentive Plan	Equity Incentive Plan
	Securities	Securities	Equity Incentive Plan			Number of	Market Value	Awards: Number of	Awards: Market or
	Underlying	Underlying	Awards: Number of			Shares or Units	of Shares or	Unearned Shares,	Payout Value of
	Unexercised	Unexercised	Securities Underlying	Option		of Stock That	Units of Stock	Units or Other Rights	Unearned Shares, Units
	Options (#)	Options (#)	Unexercised Unearned	Exercise Price	Option	Have Not	That Have Not	That Have Not Vested	or Other Rights That
Name	Exciseable	Unexerciseable	Options (#)	($)	Expiration Date	Vested (#)	Vested ($)	(#)	Have Not Vested ($)

Philip Styles	241,096	758,904	—	$0.51	10/3/2020	—	—	—	—
Philip Styles	—	—	—	—	—	347,131	$177,037	—	—
Philip Styles	300,000	—	—	$0.43	7/8/2020	—	—	—	—
Philip Styles	100,000	—	—	$0.65	12/29/2019	—	—	—	—
R. Gale Sellers	1,000,000	—	—	$0.43	7/8/2020	—	—	—	—
R. Gale Sellers	558,140	—	—	$0.43	7/8/2020	—	—	—	—
R. Gale Sellers	250,000	—	—	$0.38	11/15/2017	—	—	—	—
R. Gale Sellers	125,000	—	—	$0.23	12/16/2017	—	—	—	—
R. Gale Sellers	260,625	—	—	$1.00	9/8/2018	—	—	—	—
R. Gale Sellers	107,692			$0.65	12/29/2019	—	—	—	—
Richard Herring	250,000	—	—	$0.38	11/15/2017	—	—	—	—
Richard Herring	150,000	—	—	$0.23	12/16/2017	—	—	—	—
Richard Herring	310,625	—	—	$1.00	9/8/2018	—	—	—	—
Richard Herring	42,308	—	—	$0.65	12/29/2019	—	—	—	—
T. Ron Davis	205,313	—	—	$1.00	5/31/2013	—	—	—	—
T. Ron Davis	100,000	—	—	$0.65	5/31/2013	—	—	—	—
Matthew DeVries	50,000	—	—	$0.23	12/16/2012	—	—	—	—
Matthew DeVries	180,313	—	—	$1.00	9/8/2018	—	—	—	—

Compensation of Directors

The following table summarizes data concerning the compensation of our directors for the fiscal year ended December 31, 2010.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Duncan Troy (1)	38,633	-	-	-	-	-	38,633
Billy K. Hamlin (2)	-	150,000	-	-	-	-	150,000

(1)	Amount is comprised of fees paid to Mr. Troy for service as a director of Sendio.

(2)
On November 5, 2010, we issued 250,000 shares of common stock to Mr. Hamlin for service as a director at a price of $0.60 and a fair value of $150,000 based on the closing market price on the date of issuance.

Narrative Disclosure to Director Compensation Table

Our board members do not currently receive cash for service on the board of directors.  There are no standard arrangements for compensation of our directors at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2011, based on information available to us by the following persons or groups:

•	each person who is known by us to own more than 5% of the outstanding common stock;
•	each of our directors;
•	the Named Executive Officers; and
•	all of our executive officers and directors, as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)		Percent of Class
William B. Smith	20,781,605	(2)	18.8%
R. Gale Sellers	15,354,974	(3)	13.9%
Polymer Holdings, Ltd.	12,444,231	(4)	11.2%
Broomhill Road
Stonehaven, UK AB39 2NH
Duncan Troy	2,715,334	(5)	2.5%
Mark W. Weber	1,958,668	(6)	1.8%
Philip G. Styles	1,398,615	(7)	1.3%
Charles Hunt, Ph. D.	1,202,990	(8)	1.1%
Matthew DeVries	755,313	(9)	0.7%
Billy K. Hamlin	250,000		0.2%
Gregory Owens Jr.	20,781,605	(2)	18.8%

All directors and officers as a group (8 persons)	44,417,499	(10)	40.1%

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

(2)
Includes 7,084,139 shares of common stock and warrants to purchase 3,542,069 shares of common stock at an exercise price of $0.75 per share held by SAM Special Opportunity Fund, LP, an investment partnership advised by SAM Advisors, LLC and 10,155,397 shares of common stock held by SAM Advisors, LLC, a money management firm.  Mr. Smith is President and Chief Executive of SAM Advisors, LLC.

(3)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share, a fully-vested option to purchase 125,000 shares of common stock at an exercise price of $0.23 per share, a fully vested option to purchase 260,625 shares of common stock at an exercise price of $1.00 per share, a fully vested option to purchase 107,692 shares of common stock at an exercise price of $0.65 per share, a fully vested option to purchase 1,558,140 share of common stock at an exercise price of $0.43 per share, a warrant to purchase 971,062 shares of common stock at an exercise price of $0.75 per share and a warrant to purchase 66,500 shares of common stock at an exercise price of $1.00 per share.  Mr. Sellers has also pledged an aggregate of 4,750,000 shares of common stock as collateral for loans.

(4)	Includes a warrant to purchase 625,000 shares of common stock at an exercise price of $0.60 per share.

(5)
Includes a fully-vested option to purchase 150,000 shares of common stock at an exercise price of $1.00 per share, a fully-vested option to purchase 50,000 shares of common stock at an exercise price of $0.65 per share,  a fully-vested option to purchase 200,000 shares of common stock at an exercise price of $0.52 per share and 933,334 shares of common stock held by Private Equity III Ltd., an investment entity of which Mr. Troy is a Director. In addition, Mr. Troy has 750,000 shares of common stock held by a lender as collateral against certain loans.

(6)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share, a fully vested option to purchase 150,000 shares of common stock at $1.00 per share, fully vested options to purchase 75,000 shares of common stock at an exercise price of $0.65 per share, fully vested options to purchase 175,000 shares of common stock at an exercise price of $0.52 per share and 23,418 shares of common stock held by Weber Marketing Group, Inc., a corporation wholly owned by Mr. Weber.

(7)
Includes a fully-vested option to purchase 100,000 shares of common stock at an exercise price of $0.65 per share, a fully-vested option to purchase 300,000 shares of common stock at an exercise price of $0.43 per share and a fully-vested option to purchase 652,055 shares of common stock at an exercise price of $0.65 per share.

(8)
Includes a fully-vested option to purchase 250,000 shares of common stock at an exercise price of $0.38 per share, a fully-vested option to purchase 125,000 shares of common stock at an exercise price of $0.23 per share, a fully-vested option to purchase 50,000 shares of common stock at an exercise price of $0.65 per share, a fully vested options to purchase 240,000 shares of common stock at an exercise price of $1.00 per share and a fully vested options to purchase 75,000 shares of common stock at an exercise price of $0.52 per share.

(9)
Includes a fully-vested option to purchase 50,000 shares of common stock at an exercise price of $0.23 per share, fully vested options to purchase 180,313 shares of common stock at an exercise price of $1.00 per share and fully vested options to purchase 175,000 shares of common stock at an exercise price of $0.52 per share.

(10)	Consists of William B. Smith, Duncan Troy, Mark W. Weber, Philip G. Styles, Billy K. Hamlin, Charles Hunt, Gregory Owens Jr. and Matthew DeVries.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary description of all transactions during fiscal 2010, and any currently proposed transactions, between us and any of our related parties.  All ongoing and any future related party transactions have been and will be made or entered into on terms that are no less favorable to us than those that may be obtained from an unaffiliated third party.  In addition, any future related party transactions must be approved by a majority of the disinterested members of our board of directors.  If a related person proposes to enter into such a transaction with us, such proposed transaction must be reported to us, preferably in advance.

Related Party Transactions

From January 13, 2010 to September 27, 2010, SAM Special Opportunity Fund, LP (“SAM”), an investment partnership advised by SAM Advisors, LLC advanced an aggregate of $1,601,980 (including $72,089 of prepaid interest) as described in Note 7.  William B. Smith, the chairman of our board of directors, is President and CEO of SAM Advisors, LLC. Gregory Owens Jr., a member of our board of directors, is a Portfolio Manager at SAM Advisors, LLC and a Managing Director of SAM Special Opportunity Fund, LP.

From February 22, 2010 to September 24, 2010, Full Spectrum Capital, LLC (“Full Spectrum”) advanced an aggregate of $1,710,295 (including $76,923 of prepaid interest) as described in Note 7.  R. Gale Sellers, then a director and Chief Executive Officer, is the managing director of Full Spectrum.

On September 13, 2010, we exchanged a note with a face value of $360,350 (including $16,216 of prepaid interest) and warrants to purchase 450,438 shares of common stock in exchange for $344,134 of unpaid, accrued interest through August 1, 2010 payable to Full Spectrum as described in Note 7 to our Consolidated Financial Statements.

On September 27, 2010, SAM Special Opportunity Fund, L.P. converted their note payable and related accrued interest totaling $2,833,655 into 7,084,138 shares of our common stock as described in Note 7 to our Consolidated Financial Statements.

On September 27, 2010, Full Spectrum converted their Note Payable and related accrued interest, net of prepaid interest totaling $3,346,463 into 8,366,157 shares of our common stock as described in Note 7 to our Consolidated Financial Statements.

On September 21, 2010, we issued 47,990 shares of common stock to Charles Hunt, a director and 99,758 shares of common stock to Richard Herring, a former director as discussed in Note 12 to our Consolidated Financial Statements.

On November 18, 2010, we issued 300,000 shares of common stock to a Duncan Troy, the Chairman of our Board of Directors pursuant to the exercise of an option to purchase common stock as discussed in Note 12 to our Consolidated Financial Statements.

On November 4, 2010, we issued 137,255 shares of common stock to R. Gale Sellers, our former Chief Executive Officer and former director, and 250,000 shares of common stock to Billy K. Hamlin, a member of our Board of Directors as discussed in Note 12 to our Consolidated Financial Statements.

During 2010, we paid $104,250 to Integrated Sales Solutions II, LLC, (“ISS”) which became a related party to us upon the appointment of Billy K. Hamlin to our board of directors in October, 2010.  Mr. Hamlin is the Chief Executive Officer of ISS.

Except as otherwise disclosed herein, none of our directors, executive officers, greater than five percent stockholders, or any associate or affiliate thereof had any material interest, direct or indirect, in any transaction with us during the fiscal year ended December 31, 2010.

Director Independence

Three members of our board of directors, Mark W. Weber, Duncan Troy and Billy K. Hamlin, were “independent” within the meaning of the listing standards of the Nasdaq Stock Market.

Our board of directors does not have a separate audit committee, but the entire board performs the duties of the audit committee.  Directors William B. Smith, Philip G. Styles, Gregory Owens Jr. and Charles Hunt, Ph.D. do not qualify as independent directors within the meaning of the listing standards of the Nasdaq Stock Market.

We do not have a nominating committee of our board of directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Peterson Sullivan, LLP for Fiscal 2010 and 2009

The following is a summary of the aggregate fees billed to us by Peterson Sullivan LLP, our current independent registered public accounting firm, for the fiscal years ended December 31, 2010 and 2009:

	Fiscal 2010	Fiscal 2009
Audit Fees	$51,300	$50,963
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$51,300	$50,963

Policy for Approval of Audit and Permitted Non-Audit Services

Our Board of Directors, which serves as our audit committee, reviews the scope and extent of all audit and non-audit services to be provided by the independent auditors, including any engagement letters, and reviews and pre-approves all fees to be charged for such services. During 2010 and 2009, our independent auditors did not provide any non-audit services to us.  The Board of Directors may establish additional or other procedures for the approval of audit and non-audit services that our independent auditors perform. In pre-approving services to be provided by the independent auditors, the Board of Directors considers whether such services are consistent with applicable rules regarding auditor independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1.           Financial Statements: The following consolidated financial statements, related notes and report of independent registered public accounting firm are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K:

2.           Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3.           Exhibits.

Exhibit No.		Description
3.1A	(1)	Amended and Restated Articles of Incorporation of Vu1 Corporation dated June 30, 2000
3.1B	(1)	Certificate of Amendment of Articles of Incorporation dated May 19, 2008
3.1C	(1)	Certificate of Amendment of Articles of Incorporation dated August 25, 2008
3.2A	(2)	Bylaws of Vu1 Corporation
3.2B	(3)	Certificate of Amendment of Bylaws effective August 6, 1997
10.1	(4)	Vu1 Corporation 2007 Stock Incentive Plan
10.2	(5)	Form of Vu1 Corporation Stock Option Agreement
10.4	(6)	Lease Contract between Sendio s.r.o. and Milan Gottwald, dated May 28, 2008
10.5A	(7)	Purchase Agreement between Sendio s.r.o. and Milan Gottwald, dated November 25, 2008
10.5B	(8)	Business Agreement, as an annex to the Purchase Agreement, between Sendio, s.r.o and Milan Gottwald, dated March 3, 2009
10.6	(7)	Deed of Guarantee between Vu1 Corporation and Milan Gottwald, dated November 24, 2008
10.7	(9)	Tenancy Agreement between Sendio s.r.o. and Milan Gottwald, dated December 2, 2009
10.8	(9)	Amendment No. 2 to the Purchase Agreement dated November 25, 2008 dated December 2, 2009 between Sendio s.r.o. and Milan Gottwald
10.9	(10)	Executive Employment Agreement effective October 4, 2010 by and between the Company and Philip Styles
10.10	(11)	Securities Purchase Agreement, dated as of February 3, 2011, between Vu1 Corporation and each purchaser identified on the signature pages thereto.
10.11	(11)	Registration Rights Agreement, dated as of February 3, 2011, between Vu1 Corporation and each of the several purchasers signatory thereto.

10.12	(11)	Form of Warrant Agreement
10.13	**	Vu1 Corporation 2007 Stock Incentive Plan as Amended March 14, 2011
14.1	**	Code of Business Conduct and Ethics
14.2	**	Code of Ethics for the CEO and Senior Financial Officers
21.1	**	List of Subsidiaries
31.1	**	Rule 13a-14(a)/15d-14(a) Certification of Philip Styles
31.2	**	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries
32.1	**	Certification of Philip G. Styles, CEO, and Matthew DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith

(1)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on September 15, 2008.
(2)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-QSB as filed with the Commission on November 12, 1996.
(3)	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K filed on April 15, 1998.
(4)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-QSB as filed with the Commission on November 14, 2007.
(5)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on November 21, 2007.
(6)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on June 3, 2008.
(7)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on December 15, 2008.
(8)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on March 6, 2009.
(9)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on December 15, 2009.
(10)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-Q filed on November 22, 2010.
(11)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on February 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VU1 CORPORATION

Date: March 31, 2011	By:	/s/Philip G. Styles
Philip G. Styles
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Philip G. Styles	Chief Executive Officer and Director	March 31, 2011
Philip G. Styles	(Principal Executive Officer)

/s/ Matthew DeVries	Chief Financial Officer	March 31, 2011
Matthew DeVries	(Principal Financial and Accounting Officer)

/s/William B. Smith	Chairman of the Board of Directors	March 31, 2011
William B. Smith

/s/ Duncan Troy	Director	March 31, 2011
Duncan Troy

/s/ Mark W. Weber	Director	March 31, 2011
Mark W. Weber

/s/ Charles Hunt, Ph.D.	Director	March 31, 2011
Charles Hunt, Ph.D.

/s/ Billy K. Hamlin	Director	March 31, 2011
Billy K. Hamlin

/s/ Gregory Owens Jr.	Director	March 31, 2011
Gregory Owens Jr.

VU1 CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vu1 Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Vu1 Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vu1 Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company incurred a net loss of $4,626,250, and it had negative cash flows from operations of $3,529,351 in 2010.  In addition, the Company had an accumulated deficit of $70,499,569 at December 31, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 31, 2011

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	DECEMBER 31,
	2010	2009
ASSETS
Current assets
Cash	$119,619	$366,303
Tax refund receivable	37,847	30,938
Prepaid expenses	63,878	205,725
Total current assets	221,344	602,966

Non-current assets
Equipment, net of accumulated depreciation of $238,632 and $150,015, respectively	286,043	133,544
Construction in process	261,771	472,708
Deposit on building purchase	999,771	635,387
Loan costs	-	28,421
Total assets	$1,768,929	$1,873,026

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$515,128	$528,503
Accrued payroll	198,201	343,723
Accrued interest	-	136,880
Short term loan payable	-	116,340
Loan payable, current portion	2,167	4,485
Capital lease obligation, current portion	5,207	4,927
Total current liabilities	720,703	1,134,858
Long-term liabilities
Long-term convertible note payable, net of discount of $0 and $2,892,343, respectively	-	50,848
Embedded derivative liability	-	2,853,011
Loan payable, net of current portion	-	2,214
Capital lease obligation, net of current portion	9,192	13,995
Total liabilities	729,895	4,054,926

Stockholders' equity (deficit)
Vu1 Corporation's stockholders' equity (deficit)
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 200,000,000 shares authorized; 104,992,350 and 86,152,246 shares issued and outstanding, respectively	71,597,111	63,681,363
Accumulated deficit	(70,499,569)	(65,873,319)
Accumulated other comprehensive income	37,547	106,111
Total Vu1 Corporation's stockholders' equity (deficit)	1,135,089	(2,085,845)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' equity (deficit)	1,039,034	(2,181,900)
Total liabilities and stockholders' equity (deficit)	$1,768,929	$1,873,026

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Years ended December 31,
	2010	2009

Operating expenses
Research and development	$2,076,584	$2,957,848
General and administrative	2,345,028	2,353,021
Marketing	364,773	413,502
Total operating expenses	4,786,385	5,724,371

Loss from operations	(4,786,385)	(5,724,371)

Other income (expense)
Interest income	14	2,570
Interest expense	(1,239,759)	(255,969)
Other income	36,902	-
Loss on extinguishment of debt	(215,873)	-
Derivative valuation gain (loss)	1,578,851	(1,604,920)

Total other income (expense)	160,135	(1,858,319)

Loss before provision for income taxes	(4,626,250)	(7,582,690)

Provision for income taxes	-	-

Net loss	$(4,626,250)	$(7,582,690)

Other comprehensive loss:
Foreign currency translation adjustments	(68,564)	(30,786)

Comprehensive loss	$(4,694,814)	$(7,613,476)

Basic and diluted:
Loss per share	$(0.05)	$(0.09)
Weighted average shares outstanding	90,735,085	85,669,639

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Vu1 Corporation Stockholders
					Accumulated
					Other
	Common Stock		Subscription	Accumulated	Comprehensive	Non-Controlling
	Shares	Amount	Receivable	Deficit	Income	Interest	Total

Balance December 31, 2008	$85,691,892	$61,165,545	$(131,800)	$(58,290,629)	$136,987	$(96,055)	$2,784,048
Collection of subscription receivable	-	-	131,800	-	-	-	131,800
Issuance of stock for services	452,604	266,459	-	-	-	-	266,459
Issuance of warrant for services	-	48,735	-	-	-	-	48,735
Share-based compensation	54,000	444,920	-	-	-	-	444,920
Issuance of convertible notes	-	1,755,704	-	-	-	-	1,755,704
Forfeited grants of common stock	(46,250)	-	-	-	-	-	-
Net loss	-	-	-	(7,582,690)	-	-	(7,582,690)
Foreign currency translation adjustments	-	-	-	-	(30,876)	-	(30,876)
Balance December 31, 2009	86,152,246	63,681,363	-	(65,873,319)	106,111	(96,055)	(2,181,900)

Issuance of warrant for services	-	6,722	-	-	-	-	6,722
Issuance of warrant for interest	-	19,125	-	-	-	-	19,125
Share-based compensation	430,762	881,691	-	-	-	-	881,691
Issuance of convertible notes	-	664,775	-	-	-	-	664,775
Issuance of options for payables	-	120,000	-	-	-	-	120,000
Issuance of stock for payables	518,121	226,689	-	-	-	-	226,689
Issuance of stock upon exercise of options	450,000	148,500	-	-	-	-	148,500
Conversion of notes	15,450,296	4,747,771	-	-	-	-	4,747,771
Issuance of units of stock and warrants for cash	940,800	470,400	-	-	-	-	470,400
Issuance of stock for services	250,000	150,000	-	-	-	-	150,000
Issuance of stock upon exercise of warrants	800,125	480,075	-	-	-	-	480,075
Net loss	-	-	-	(4,626,250)	-	-	(4,626,250)
Foreign currency translation adjustments	-	-	-	-	(68,564)	-	(68,564)
Balance December 31, 2010	104,992,350	$71,597,111	$-	$(70,499,569)	$37,547	$(96,055)	$1,039,034

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:

Net loss	$(4,626,250)	$(7,582,690)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	90,262	96,972
Share-based compensation	881,691	444,920
Issuance of warrant for services	6,722	48,735
Issuance of warrant for interest	19,125	-
Amortization of discount and prepaid interest on long-term convertible note	692,526	113,514
Amortization of loan costs	28,421	1,579
Issuances of common stock for services	150,000	266,459
Derivative valuation (gain) loss	(1,578,851)	1,604,920
Loss on extinguishment of debt	215,873	-
Changes in assets and liabilities:
Tax refund receivable	(7,455)	2,384
Prepaid expenses	9,731	(55,846)
Accounts payable	355,285	249,169
Accrued interest	353,550	-
Accrued payroll	(119,981)	174,566
Net cash flows from operating activities	(3,529,351)	(4,635,318)

Cash flows from investing activities:
Purchases of equipment and construction in process	(45,124)	(50,088)
Deposits on building purchase	(372,259)	(407,414)
Net cash flows from investing activities	(417,383)	(457,502)

Cash flows from financing activities:
Proceeds from sales of units of common stock and warrants	470,400	131,800
Proceeds from issuance of convertible note payable and warrants	2,819,089	2,780,747
Proceeds from short term loan	-	113,408
Proceeds from exercise of warrants	480,075	-
Proceeds from exercise of options	114,000	-
Payment on short term loan	(112,145)	-
Payments on note payable	(4,323)	(3,431)
Payments on capital lease obligations	(3,986)	(3,986)
Net cash flows from financing activities	3,763,110	3,018,538

Effect of exchange rate changes on cash and cash equivalents	(63,060)	(46,024)

Net change in cash and cash equivalents	(246,684)	(2,120,306)

Cash and cash equivalents, beginning of period	366,303	2,486,609

Cash and cash equivalents, end of period	$119,619	$366,303

Cash paid for interest	$206,001	$3,995

Schedule of Non-cash Financing Activities:
Conversion of notes payable to common stock	$4,747,771	$-

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

We are focused on developing, manufacturing and selling a line of mercury free, energy efficient light bulbs based on our proprietary light-emitting technology. For the past several years, we have primarily focused on research and development efforts for our technology and the related manufacturing processes.

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and manufacturing facility.

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

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (CZK).  The accounts of Sendio contained in the accompanying consolidated balance sheets as of December 31, 2010 and 2009 have been translated into United States dollars at the exchange rate prevailing as of those dates. Translation adjustments are included in “Accumulated Other Comprehensive Loss,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 have been translated using the average exchange rates prevailing for the respective periods.  Sendio recorded an aggregate of $5,049 and $4,710 of foreign currency transaction gain as an offset to general and administrative expense in the accompanying statements of operations for the years ended December 31, 2010 and 2009, respectively.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2009, we had cash of $46,170 in excess of federally insured limits in effect as of that date.

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

	Year Ended December 31,
	2010	2009
United States	$5,454	$11,155
Czech Republic	280,589	122,389
	$286,043	$133,544

Construction in Process

Construction in process is comprised of assets to be used in the operations in the Czech Republic not in service as of December 31, 2010 and 2009.  These assets, when placed in service will be reclassified to equipment and depreciated over their estimated useful lives.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Management reviewed the assets during the fourth quarter of 2010 and determined no impairment was deemed necessary.

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

We carry our long term convertible debt at historical cost. The fair value of our convertible debt in its hybrid form is determined, for disclosure purposes only, based upon its forward cash flows, at credit risk adjusted rates, plus the fair value of the conversion feature. As of December 31, 2009, the fair value of our face value $2,943,191 convertible notes amounted to approximately $5,472,000.

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

Non-Controlling Interest

Non-controlling interest represents the equity of the 33.3% non-controlling shareholders of Telisar Corporation.  The subsidiary had no operations during 2010 and 2009.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable. We have not recognized any revenues in the accompanying financial statements.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the years ended December 31, 2010 and 2009, research and development expenses were comprised primarily of technical consulting expenses, salaries and related benefits and overheads, rent and operational costs related to the development of the production line.  Also included in research and development for the year ended December 31, 2010 and 2009 were non-cash stock compensation charges of $90,585 and $223,591, respectively for the issuance of shares of common stock and options to consultants and employees.

Share-Based Payments

We account for share-based compensation expense to reflect the fair value of share-based awards measured at the grant date.  This expense is recognized over the requisite service period and is adjusted each period for anticipated forfeitures. We estimate the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. On October 26, 2007 our Board of Directors approved the Vu1 Corporation 2007 Stock Incentive Plan (“Stock Incentive Plan”).  A total of 10,000,000 shares of our common stock were authorized for issuance under the plan.  The Plan was approved by our stockholders on May 22, 2008.  See Note 12.

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

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Year Ended December 31,
	2010	2009
Warrants	8,654,483	10,541,113
Convertible debt	-	7,357,976
Stock options	6,655,015	4,796,875
Unvested stock	347,131	71,625

Total potentially dilutive securities	15,656,629	22,767,589

 NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States which contemplate our continuation as a going concern. For the year ended December 31, 2010, we had a net loss of $4,626,250 and we had negative cash flows from operations of $3,529,351. In addition, we had an accumulated deficit of $70,499,569 at December 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Our attainment of profitable operations is dependent upon obtaining adequate financing and achieving a level of sales adequate to support our cost structure. In addition, realization of a significant portion of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements and the success of our plans to sell our product. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

On February 8, 2011 we raised gross proceeds of $2,210,000 in a private placement of our common stock and warrants to certain institutional investors.  See Note 14.

NOTE 4 – TAX REFUND RECEIVABLE

Tax refund receivable represents the 19% value added tax receivable from the government of the Czech Republic.  No allowance for doubtful accounts has been provided as we believe the amounts are fully collectible.

NOTE 5 - RELATED PARTY TRANSACTIONS

From January 13, 2010 to September 27, 2010, SAM Special Opportunity Fund, LP, an investment partnership advised by SAM Advisors, LLC advanced an aggregate of $1,601,980 (including $72,089 of prepaid interest) as described in Note 7.  William B. Smith, the chairman of our board of directors, is President and CEO of SAM Advisors, LLC. Gregory Owens Jr., a member of our board of directors, is a Portfolio Manager at SAM Advisors, LLC and a Managing Director of SAM Special Opportunity Fund, LP.

From February 22, 2010 to September 24, 2010, Full Spectrum Capital, LLC (“Full Spectrum”) advanced an aggregate of $1,710,295 (including $76,923 of prepaid interest) as described in Note 7.  R. Gale Sellers, then a director and Chief Executive Officer, is the managing director of Full Spectrum.

On September 13, 2010, we exchanged a Note with a face value of $360,350 (including $16,216 of prepaid interest) and warrants to purchase 450,438 shares of common stock in exchange for $344,134 of unpaid, accrued interest through August 1, 2010 payable to Full Spectrum as described in Note 7.

On September 27, 2010, SAM Special Opportunity Fund, L.P. converted their Note Payable and related accrued interest totaling $2,833,655 into 7,084,138 shares of our common stock as described in Note 7.

On September 27, 2010 Full Spectrum converted their Note Payable and related accrued interest, net of prepaid interest totaling $3,346,463 into 8,366,157 shares of our common stock as described in Note 7.

On September 21, 2010 we issued 47,990 shares of common stock to Charles Hunt, a director and 99,758 shares of common stock to Richard Herring, a former director as discussed in Note 12.

On November 18, 2010 we issued 300,000 shares of common stock to a Duncan Troy, the Chairman of our Board of Directors pursuant to the exercise of an option to purchase common stock as discussed in Note 12.

On November 4, 2010 we issued 137,255 shares of common stock to R. Gale Sellers, our former Chief Executive Officer and former director and 250,000 shares of common stock to Billy K. Hamlin, a member of our Board of Directors as discussed in Note 12.

During 2010, we paid $104,250 to Integrated Sales Solutions II, LLC, (“ISS”) which became a related party to us upon the appointment of Billy K. Hamlin to our board of directors in October, 2010.  Mr. Hamlin is the Chief Executive Officer of ISS.

From June 8, 2009 to December 30, 2009, Full Spectrum Capital, LLC (“Full Spectrum”) advanced an aggregate of $1,711,515 (including $77,018 of prepaid interest) as described in Note 7.  R. Gale Sellers, then a director and Chief Executive Officer, is the managing director of Full Spectrum.

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

Effective December 9, 2008 Sendio entered into an agreement (the “Purchase Agreement”) to purchase the facilities in the Lease from the landlord. The purchase price for the Premises is CZK 179,000,000 (approximately $9.0 million USD) (the “Purchase Price”) and the scheduled closing date for ownership transfer anticipated in the Purchase Agreement was July 1, 2009. The deposit Sendio paid on May 29, 2008 under the Lease for CZK 4,000,000 was considered an advance on the Purchase Price. We have recorded this amount as a non-current asset as a deposit on building purchase in the accompanying balance sheets as of December 31, 2010 and 2009. The remaining balance of the Purchase Price was payable by means of an escrow account, with payments totaling CZK 175,000,000 originally scheduled to be made to an escrow account in installments, all of which were due June 30, 2009.

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

Other Operating Leases

In February, 2009 we entered into a five month lease for our office space in Seattle, Washington.  Monthly rent was $1,530.  Upon the conclusion of the lease term the lease became month to month on the same terms.  This lease was terminated by its terms in November, 2010.

On November 1, 2010 we entered into a six month lease agreement for office space for our corporate headquarters located in New York City, New York.  Monthly rental payments are $1,320 under the lease.

Total rent expense was $474,329 and $431,649 for the years ended December 31, 2010 and 2009, respectively.

The future payments under New York lease and our Sendio operating lease, net of amounts presently paid by other tenants at the Sendio facility as of December 31, 2010 are as follows:

2011	231,508
Total	$231,508

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

In March, 2009 we signed an exclusive investment banking agreement with an investment banker to assist us with our fundraising efforts.  During the term of the agreement and for one year after its termination, upon the closing of a transaction from investors introduced by the investment bank, we will pay the investment bank financing fees ranging from 5% to 7% of the value of the transaction as defined in the agreement. This agreement was terminated on December 31, 2009.  As of December 31, 2010 we have no further liability under this agreement. No fees were paid to the investment banker under this agreement.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On June 8, 2009, Vu1 issued a Secured Convertible Grid Promissory Note to Full Spectrum as amended August 31, 2009 and amended and restated November 19, 2009. On November 19, 2009 we entered into a new Secured Convertible Grid Promissory Note with SAM Special Opportunity Fund, L.P. (collectively, the “Notes”). The Notes provided that Full Spectrum and SAM Special Opportunity Fund, L.P. may make one or more loans to Vu1, at such times and in such amounts as determined by Full Spectrum or SAM Special Opportunity Fund, L.P. in its sole discretion, but not to exceed $7 million. Principal amounts under the Notes were convertible at any time into shares of our common stock at a price of $0.40 per share and were secured by all of our assets. The Note also provided that in conjunction with each advance under the Notes, we would issue three-year warrants to purchase common stock at an exercise price of $0.75 per share equal to 50% of the shares into which each advance was convertible. The Notes bore interest at 18% which was payable in quarterly installments beginning February 1, 2010.  We had granted to both lenders a first priority security interest in our assets as collateral security for repayment of their Notes.  The Notes were due on June 30, 2011.

Full Spectrum is an LLC that is managed by R. Gale Sellers, an executive officer and director of Vu1.  SAM Special Opportunity Fund, L.P. is advised by SAM Advisors, LLC.  William B. Smith, the chairman of our board of directors, is President and CEO of SAM Advisors, LLC. Gregory Owens Jr., a member of our board of directors, is a Portfolio Manager at SAM Advisors, LLC and a Managing Director of SAM Special Opportunity Fund, LP.

The holders of the Notes retained out of each advance made to us an amount equal to one interest payment (three months’ accrued interest) (the “Interest Prepayment”), to be applied either to the final quarterly payment of interest due under the Notes, or as payment of accrued and unpaid interest upon an event of default or prepayment of the Notes. The amount retained as interest was treated as a component of the face value of the Notes and as prepaid interest, subject to amortization.

From June 8, 2009 to September 27, 2010 we received advances from Full Spectrum and SAM Special Opportunity Fund, L.P. under their Notes summarized as follows:

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

The Notes contained a down round provision that enabled the Note holders to convert to our common stock at the lesser of $0.40 per share or the per share price of any future convertible debt or equity offering approved by the Board of Directors.  The down round provision required bifurcation of the embedded conversion options and classification in derivative liabilities at fair value because they are no longer considered indexed to the Company’s common stock. We carried the derivative liabilities at fair value, with charges or credits to income for changes in fair value, until the Notes were settled through conversion as described below. The terms of the Notes provided for capitalization of three month’s interest which was treated as a component of the face value of the Notes and a prepaid interest, subject to amortization.

The following is a summary of our accounting for the Full Spectrum and SAM Special Opportunity Fund, L.P. Notes:

	Year ended December 31,
	2010	2009
Face value	$3,312,275	$2,943,191
Proceeds in cash	2,819,089	2,810,747
Accrued interest extinguished	344,134	-
Initial allocation:
Prepaid interest	(149,052)	(132,443)
Notes payable	1,158,199	694
Beneficial conversion	-	551,469
Warrants	664,775	1,204,233
Derivative liabilities	1,705,174	2,034,576
Day one loss	-	(847,782)
Extinguishment of obligations	(215,873)	-
	$3,163,223	$2,810,747

On September 13, 2010, we exchanged a Note with a face value of $360,350 (including $16,216 of prepaid interest) and warrants to purchase 450,438 shares of common stock in exchange for $344,134 of unpaid, accrued interest through August 1, 2010 payable to Full Spectrum. This transaction was accounted for as an extinguishment of obligations wherein the fair value of the notes and warrants, amounting to $437,253 and $138,970, respectively, were exchanged for the carrying value of the obligation, and the difference of $215,873 was recorded as loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2010.

Information and significant assumptions embodied in our valuations (including equivalent amounts across ranges of simulations resulting from the calculations) of the derivative instrument for the issuances are shown in the following table:

Year ended December 31,
	2010	2009
Trading market price	$0.19-$0.59	$0.51-$0.91
Expected life (years)	0.85 - 1.25	1.24 - 1.73
Equivalent volatility	88.7% - 145.3%	97.0% - 122.2%
Risk adjusted yield	8.4% - 9.7%	9.7% - 12.0%
Risk adjusted interest rate	15.1%-18.0%	14.4%-18.0%

The warrants issued in conjunction with the Full Spectrum and SAM Special Opportunity Fund, L.P. Notes have strike prices of $0.75 and terms of three years from the issuance date. Warrants achieved equity classification because they met all of the requisite criteria and conditions therefore. However, the initial accounting requires allocation of proceeds among the Notes and their warrants based upon relative fair values. The estimated fair value of the warrants reflected in the table above represent the relative fair values of the warrants, derived by allocating the proceeds to the warrants and Notes based upon their respective fair values. Fair values of warrants were calculated using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2010	2009
Trading market price	$0.29-$0.59	$0.51-$0.91
Expected dividend	—	—
Expected life in years	3.0	3.0
Volatility	97.2%-162.0%	122.7%-172.8%
Risk free rate	0.6%-1.7%	1.2%-2.0%

The following table shows the cumulative advances from June 8, 2009 to September 27, 2010, (i) the net amount of cash received on advances and interest converted made by Full Spectrum and SAM Special Opportunity Fund, L.P. under their respective notes, (ii) the outstanding principal amount of each note, (iii) the total number of shares of common stock into which the notes are convertible (assuming a conversion rate of $0.40 per share) and (iv) the total number of warrants issued to Full Spectrum and SAM Special Opportunity Fund, L.P..  For each cash advance made under either note, the lender retains the Interest Prepayment, to be applied by the lender to the final quarterly payment of interest due under the note, or as payment of accrued and unpaid interest upon an event of default or prepayment of the note; accordingly, the outstanding principal amount for each note is calculated as the sum of the total amount of cash advances, plus the Interest Prepayments and retained expenses.

	Advances and Interest Converted	Total Principal	Conversion Shares	Warrants
Full Spectrum	$3,267,829	$3,421,810	8,554,525	4,277,264
SAM	2,706,141	2,833,655	7,084,138	3,542,069
	$5,973,970	$6,255,465	15,638,663	7,819,333

On September 27, 2010, Full Spectrum and SAM Special Opportunity Fund, L.P. converted their convertible grid promissory notes, along with all related accrued interest, net of prepaid interest through that date into 15,450,296 shares of our unregistered common stock. The conversion was made in accordance with the original terms and conditions of the underlying contracts, without modification or adjustment. We accounted for the conversion by initially adjusting the embedded derivatives to fair value and adjusting amortization of the original issue discount and prepaid interest to the conversion date. The carrying values associated with the notes (as reflected in the table below) was then aggregated and reclassified to stockholders’ equity.

The carrying value on the date of conversion consisted of the following components:

Convertible notes payable	$(1,864,470)
Embedded derivative liability	(2,979,334)
Prepaid interest	242,150
Accrued interest	(146,117)
$(4,747,771)

Information and significant assumptions embodied in our valuation on the date of conversion (including equivalent amounts across ranges of simulations resulting from the calculations) of the derivative instrument for the issuances are shown in the following table:

September 27, 2010
Trading market price	$0.40
Expected life (years)	0.60 - 0.86
Equivalent volatility	158.62%
Risk adjusted yield	7.79%
Risk adjusted interest rate	18.00%

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments represent the embedded conversion features in our Notes that required bifurcation from the host debt agreements. Derivative financial instruments are classified as liabilities and carried at fair value, with changes reflected in the statement of operations. The following table summarizes the components of changes in our derivative financial instruments during 2009 and 2010:

Amount
Balance at June 8, 2009 (first date of issuance)	$—
Modifications and issuances:
Derivatives recognized upon modification of Notes, discussed in Note 7	529,031
Derivatives recognized upon issuance of post-modification Notes	2,034,576
Unrealized fair value changes, included in income	289,404
Balance at December 31, 2009	2,853,011
Derivatives recognized upon issuance	1,705,174
Unrealized fair value changes, included in income	(1,578,851)
Conversion	(2,979,334)
Balance at December 31, 2010	$-

The following table summarizes the effect on our consolidated statements of operations related to derivative financial instruments:

	Year Ended December 31,
	2010	2009
Day one derivative losses	$-	$1,315,516
Fair value changes	(1,578,851)	289,404
Total derivative valuation (gain) loss	$(1,578,851)	$1,604,920

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

Year ended December 31,
	2010	2009
Trading market price	$0.19-$0.59	$0.51-$0.91
Expected life (years)	0.85 - 1.25	1.24 - 1.73
Equivalent volatility	88.7% - 145.3%	97.0% - 122.2%
Risk adjusted yield	8.4% - 9.7%	9.7% - 12.0%
Risk adjusted interest rate	15.1%-18.0%	14.4%-18.0%

NOTE 9 – SHORT TERM LOAN PAYABLE

On November 3, 2009 we issued a 10% note payable to an investor for cash in the amount of GBP 70,000 (approximately $113,000) secured by certain assets of Sendio.  On May 1, 2010, we issued three year warrants to purchase 75,000 shares of our common stock at an exercise price of $0.38 per share to the investor as compensation for extending the due date of the loan.  The fair value of the warrant of $19,125 was recognized as interest expense in the accompanying condensed consolidated statement of operations for the year ended December 31, 2010.  The fair value of the warrant was determined using the following assumptions: market price - $0.38, volatility – 111.0%, risk free interest rate – 1.51%.  On June 3, 2010 the due date of the note and accrued interest was extended to August 31, 2010.  On September 1, 2010, the due date of the note was further extended to November 30, 2010.  On November 18, 2010 we paid the 10% note payable in cash in the amount of GBP 70,000 (approximately $113,000) and all related accrued interest.

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

Common Stock Issuances

During the year ended December 31, 2010 we completed the following:

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

On September 21, 2010 we issued 99,758 shares of common stock to Richard Herring, a former director at a price of $0.40 per share based on the market price as of that date in settlement of $39,903 of unpaid consulting fees.

On September 25, 2010 we issued 36,975 shares of common stock to a former employee at a price of $0.40 per share in settlement of $14,790 of unpaid salary and expenses. On the same date, the employee exercised a $0.23 per share option to purchase common stock in settlement of unpaid salary in the amount of $34,500 and we issued 150,000 shares of common stock.
On September 27, 2010 we issued 15,450,296 shares of common stock upon the conversion of the Notes and related accrued interest as described in Note 7.

On November 4, 2010 we issued 50,000 shares of common stock to two employees of Sendio at a price of $0.51 per share based on the closing market price as of that date and a fair value of $25,500.  A total of 33,922 shares were issued in settlement of $17,300 of unpaid wages and 16,078 shares were issued in settlement of $8,200 of bonus compensation.

Also on November 4, 2010 we issued 137,255 shares of common stock to R. Gale Sellers, our former Chief Executive Officer and a director at a price of $0.51 per share based on the closing market price as of that date and a fair value of $70,000 in settlement of unpaid 2009 salary in the same amount.

During October, 2010 we issued 800,125 shares of common stock in exchange for cash proceeds of $480,075 related to the exercise of warrants at an exercise price of $0.60 per share.

On November 4, 2010 we issued 250,000 shares of common stock with a fair value of $150,000 based on the closing market price of $0.60 as of that date to Billy K. Hamlin for service as a member of our Board of Directors.

On November 18, 2010 we issued 300,000 shares of common stock to a Duncan Troy, the Chairman of our Board of Directors pursuant to the exercise of an option to purchase common stock at an exercise price of $0.38 per share in exchange for cash in the amount of $114,000.

From October 14, 2010 to December 31, 2010 we sold 470,400 Units at a subscription price of $1.00 per Unit for net proceeds of $470,400 in our Unit Private Placement.  Each Unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share.  A total of 940,800 shares of common stock and two-year warrants to purchase 470,400 shares of common stock at an exercise price of $1.00 were issued.  The net proceeds were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The allocated fair value of the warrants was $127,748 and the balance of the proceeds of $342,652 was allocated to the common stock.

The fair value of the warrants issued in our Unit Private Placement was calculated using the Black-Scholes Option Pricing Model with the following assumptions:

Closing market price of common stock	$0.60 to $0.80
Estimated volatility	121.6% to 158.5%
Risk free interest rate	0.54% to 1.02%
Expected divident rate	-
Expected life	2 years

We made the following common stock awards for the year ended December 31, 2010 from the 2007 Stock Compensation Plan:

On October 4, 2010 we issued 470,588 shares of common stock to Phil Styles, our Chief Executive Officer at price of $0.51 per share based on the closing market price for our common stock as of that date.  The shares are issued pursuant to his employment agreement, which provides for the vesting of these shares as his annual salary of $240,000 is earned but unpaid.  During 2010, Mr. Styles converted $34,452 of his salary into 67,552 shares of common stock, and 55,905 shares were forfeited.  A total of 347,131 shares remain unvested.

During the year ended December 31, 2009 we completed the following:

•
In January and February, 2009 we collected net proceeds of $131,800 pursuant to subscription agreements for 164,750 units in a private placement of units of our common stock and warrants.  Each unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.60 per share. A total of 329,500 shares of common stock and warrants to purchase 164,750 shares of common stock at an exercise price of $0.60 per share were issued.

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

Warrant Issuances and Exercises

2010 Warrants Issued

We issued three-year warrants to purchase 2,137,870 shares of common stock at an exercise price of $0.75 per share to Full Spectrum, which is managed by R. Gale Sellers, a director and our former Chief Executive Officer.  In addition we issued three-year warrants to purchase 2,002,474 shares of common stock at an exercise price of $0.75 per share to SAM Special Opportunity Fund, L.P.  These warrants were issued pursuant to advances and extinguishment of interest made under their respective Notes as discussed in Note 7.

Also during 2010, we issued two-year warrants to purchase 470,400 shares of common stock at an exercise price of $1.00 in conjunction with our Unit Private Placement as described above.

As discussed in Note 9, on May 1, 2010 we issued three year warrants to purchase 75,000 shares of our common stock at an exercise price of $0.38 per share to the investor as an inducement to extend the due date of the loan.

2010 Warrants Exercised

During October, 2010 we issued 800,125 shares of common stock in exchange for cash proceeds of $480,075 related to the exercise of warrants at an exercise price of $0.60 per share.

2009 Warrants Issued

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

During January and February, 2009 we issued warrants to purchase 164,750 shares of common stock at an exercise price of $0.60 per share pursuant to subscription agreements receivable at December 31, 2008 for 164,750 Units under a private placement of stock and warrants as described above. The warrants expired two years from the date of the subscription agreements.

On March 17, 2009 we issued a three-year warrant to a vendor to purchase 150,000 shares of common stock at an exercise price of $0.75 per share based on the closing market price as of that date.  A total of 75,000 warrants vest over the one year life of the agreement, with the remaining warrants vesting upon the achievement of certain performance milestones. The value of the warrants of $79,163 was calculated using the Black Scholes method and the following assumptions: volatility of 119.0%, risk free interest rate of 1.45% and an estimated life of three years.  The performance milestones had not been achieved at December 31, 2009.  We recognized a total of $6,722 and $32,859 of expense during the years ended December 31, 2010 and 2009, respectively pertaining to the vested portion of these warrants.  At December 31, 2010 there is $39,582 of unrecognized expense that will be recognized upon the achievement of the performance milestones.

We issued three-year warrants to purchase 3,678,989 shares of common stock at an exercise price of $0.75 per share in conjunction with the Convertible Notes Payable discussed in Note 7.

A summary of activity related to our warrants as of December 31, 2010 is presented below.

	Number of Shares	Exercise price range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, December 31, 2008	6,522,374	$0.60 to $1.15	$0.60
Granted	4,018,739	$0.60 to $1.00	$0.75
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, December 31, 2009	10,541,113	$0.60 to $1.15	$0.66	1.5
Granted	4,685,744	$0.38 to $1.00	$0.77
Exercised	(800,125)	$0.60	$0.60
Forfeited	(5,772,249)	$0.60 to $1.15	$0.60
Outstanding, December 31, 2010	8,654,483	$0.38 to $1.00	$0.76	2.1

Exercisable, December 31, 2010	8,579,483	$0.38 to $1.00	$0.76	2.1

The following table summarizes our outstanding warrants as of December 31, 2010:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.38	75,000	2.3	75,000
$0.60	114,750	0.1	114,750
$0.75	7,969,333	2.1	7,894,333
$1.00	495,400	1.8	495,400
	8,654,483	2.1	8,579,483

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

A summary of activity related to grants of common stock under the 2007 Stock Incentive Plan as of December 31, 2010 is presented below.

	Number of Shares	Grant Date Fair Value
Outstanding, December 31, 2008	2,203,500	$0.23 to $1.14
Granted	154,000	$0.63 to $1.10
Forfeited	(146,250)	$0.23 to $1.10
Outstanding, December 31, 2009	2,211,250	$0.23 to $1.14
Granted	470,588	$0.51
Forfeited	(63,030)	$0.51
Outstanding, December 31, 2010	2,618,808	$0.23 to $1.14

Vested, December 31, 2010	2,271,677	$0.23 to $1.14
.
A summary of the status of our nonvested stock grants as of December 31, 2010 and changes during the year ended December 31, 2010 is presented below.

Nonvested Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	71,625	$0.23
Granted	470,588	0.51
Forfeited	(63,030)	0.47
Vested	(132,052)	0.37
Nonvested at December 31, 2010	347,131	$0.51

We recognized compensation expense related to the vested portion of outstanding share grants with a fair value of $58,812 and $50,781 for the years ended December 31, 2010 and 2009, respectively. These amounts were recognized as research and development expense or general and administrative expense based on the specific recipient of the award for the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010 a total of 347,131 shares of common stock with a fair value of $177,037 are unvested.  The cost is expected to be recognized ratably through October, 2011. All grants were valued at the closing market price of our common stock as of the date of grant.

A summary of activity related to stock options under the 2007 Stock Incentive Plan as of December 31, 2010 is presented below.

	Number of Shares	Exercise price range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	6,071,875	$0.23 to $1.14	$0.74		-
Granted	975,000	$0.63 to $1.10	$0.71
Forfeited	(2,250,000)	$0.49 to $1.14	0.99
Outstanding, December 31, 2009	4,796,875	$0.23 to $1.00	$0.61	8.3	$710,000
Granted	3,158,140	$0.43 to $0.51	$0.46
Exercised	(450,000)	$0.23 to $0.38	$0.33
Forfeited	(850,000)	$0.23 to $0.51	$0.45
Outstanding, December 31, 2010	6,655,015	$0.23 to $1.00	$0.58	8.2	$792,384

Exercisable, December 31, 2010	5,896,111	$0.23 to $1.00	$0.59	8.0	$724,083

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of our common stock as reflected on the OTC Bulletin Board.

On July 9, 2010 we issued options to purchase 1,000,000 shares of common stock to R. Gale Sellers, our then Chief Executive Officer and director pursuant to Mr. Sellers’ employment agreement entered into as of that date and effective January 1, 2009.  The options vested 50% upon issuance, with the remaining 50% vesting monthly through December 31, 2010.

In addition on July 9, 2010 Mr. Sellers elected to convert his entire 2010 annual salary per the employment agreement of $240,000 into 10 year options to purchase 558,140 shares of common stock. A total of $120,000 of accrued but unpaid salary was converted into 279,070 options, which vested immediately. The remaining 279,070 options vested monthly through December 31, 2010.

Also on July 9, 2010 we issued options to purchase 600,000 shares of common stock to Philip Styles, our current President and Chief Executive Officer and director.  The options vest 50% upon issuance, with the remaining 50% vesting upon the achievement of certain performance milestones through December 31, 2010.  These performance goals were not met, and the option to purchase 300,000 shares of common stock expired unvested.

The options issued above have a ten-year life and an exercise price of $0.43 per share based on the closing market price as of the date of issuance.  The fair value of the options issued to Mr. Sellers and Mr. Styles of $919,724 was determined using the Black-Scholes Option Pricing Model.

On October 4, 2010 we granted to Mr. Styles a ten-year option to purchase 1,000,000 shares of our common stock at an exercise price of $0.51 per share vesting monthly through October 3, 2011 pursuant to his employment agreement. The grant was made from our 2007 Stock Compensation Plan and pursuant to our standard form of stock option agreement. The fair value of the options issued to Mr. Styles of $497,416 was determined using the Black-Scholes Option Pricing Model.

The exercise price for the stock option grant was set at the closing market price of our common stock on the OTC Bulletin Board on October 4, 2010, the date that the Board of Directors approved the Executive Employment Agreement.

On September 25, 2010 we issued 150,000 shares of common stock to a former employee pursuant to the exercise of an option to purchase common stock at an exercise price of $0.23 per share in settlement of unpaid salary in the amount of $34,500.

On November 18, 2010 we issued 300,000 shares of common stock to Duncan Troy, the Chairman of our Board of Directors pursuant to the exercise of an option to purchase common stock at an exercise price of $0.38 per share in exchange for cash in the amount of $114,000.

On December 30, 2009 we issued options to R. Gale Sellers and Richard Herring, both directors and officers in lieu of a total of $97,500 of unpaid compensation.  Mr. Sellers converted $70,000 of unpaid compensation into options to purchase 107,692 shares of common stock and Mr. Herring converted $22,500 of unpaid compensation into  options to purchase 42,308 shares of common stock.  The options have a ten year life and an exercise price of $0.65 per share.

The range of exercise prices for options outstanding and options exercisable under the 2007 Stock Incentive Plan at December 31, 2010 are as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life of Options Outstanding (in years)	Options Outstanding		Options Exercisable
		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.23- $0.38	6.7	1,450,000	$0.33	1,450,000	$0.33
$0.43 - $0.65	9.3	3,683,140	$0.50	2,924,236	$0.50
$1.00	6.9	1,521,875	$1.00	1,521,875	$1.00

A summary of the status of our nonvested options as of December 31, 2010 and changes during the year ended December 31, 2010 is presented below.

Nonvested options	Number of Shares Underlying Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	50,000	$0.63
Granted	3,158,140	0.46
Forfeited or expired	(300,000)	0.43
Vested	(2,149,236)	0.46
Nonvested at December 31, 2010	758,904	$0.51

We recognized compensation expense of $822,879 and $394,139 related to the vested portion of these options based on their estimated grant date fair value as research and development expense, general and administrative expense or marketing expense based on the specific recipient of the award for the years ended December 31, 2010 and 2009, respectively.  The estimated fair value of the options on the date of grant was calculated using the Black Scholes option pricing model and the following assumptions.

Years ended December 31,
	2010	2009
Closing market price of common stock	$0.43 to $0.51	$0.63 to $1.10
Estimated volatility	139.0% to 162.1%	113.6% to 149.1%
Risk free interest rate	2.50% to 3.07%	0.87% to 3.80%
Expected dividend rate	-	-
Expected life	10 years	5-10 years

As of December 31, 2010 there was a total of $377,491 of unrecognized compensation expense related to the nonvested options which is expected to be recognized ratably through October, 2011.

As of December 31, 2010 the 2007 Stock Incentive Plan has 351,366 shares available for future grants of stock or options.

NOTE 13 - INCOME TAXES

The net deferred tax asset is comprised of the following:

	December 31,
	2010	2009
Net operating loss carryforwards	$19,390,966	$18,947,823
Share-based compensation	1,288,920	1,000,327
Other	(6,022)	16,736
Valuation allowance	(20,673,864)	(19,964,886)
Deferred Income Tax Asset	$-	$-

Loss before income taxes is comprised of:

	For the Years Ended December 31,
	2010	2009
US Operations	$1,868,502	$4,463,303
Czech Republic Operations	2,757,748	3,119,387
	$4,626,250	$7,582,690

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2010 and 2009 as follows:

	For the Years Ended December 31,
	2010	2009

Net loss	$4,626,250	$7,582,690

Tax at federal statutory rate (34%)	$(1,572,925)	$(2,578,115)
Effect of lower foreign tax rate	413,658	467,904
Permanent differences	450,289	679,114
Change in valuation allowance	708,978	1,431,097
Provision for Income Taxes	$-	$-

As of December 31, 2010, we had net operating loss carryforwards for U.S. and Czech Republic federal income tax reporting purposes which if unused, will expire in the following years:

	US	Czech Republic
Year	Amount	Amount
2012	$-	$1,387,425
2013	-	5,296,591
2014	-	2,447,321
2015	-	2,563,185
2018	27,080,269	-
2019	1,745,867	-
2020	6,137,725	-
2021	5,251,175	-
2022	1,751,322	-
2023	78,281	-
2024	413,886	-
2025	508,429	-
2026	465,173	-
2027	760,272	-
2028	2,494,690	-
2029	2,121,595	-
2030	1,688,397	-
	$50,497,081	$11,694,522

The utilization of U.S. net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382. The fiscal years 2007 to 2010 remain open to examination to U.S. Federal authorities and other jurisdictions in the U.S. where we operate. Sendio has paid no income taxes since its inception and its fiscal years for 2007 to 2010 remain open to examination by Czech tax authorities.

NOTE 14 - SUBSEQUENT EVENTS

From January 12 to February 4, 2011 we sold 401,500 Units at a subscription price of $1.00 per Unit for net proceeds of $401,500 in our Unit Private Placement.  Each Unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share.  A total of 803,000 shares of common stock and two-year warrants to purchase 401,500 shares of common stock at an exercise price of $1.00 were issued.  Included in these amounts are 133,000 shares of our common stock and 66,500 warrants issued upon the conversion of accounts payable by R. Gale Sellers, our former Chief Executive Officer and a former member of our board of directors.

On February 8, 2011, we completed a private placement to eight institutional accredited investors of 4,911,112 shares of our common stock, at a purchase price of $0.45 per share, for gross proceeds of $2,210,000.  As part of the private placement, the investors were issued five-year warrants to purchase 4,911,112 shares of our common stock, at an initial exercise price of $0.60 per share.

For each of the warrants, the holder will be able to exercise the warrant on a so-called cashless basis at any time following the one-year anniversary of the closing of the private placement that a registration statement covering the shares of our common stock underlying such warrants is not effective.

The net proceeds from the private placement, following the payment of offering-related expenses, will be used by us for our capital expenditure requirements and for working capital and other general corporate purposes.  At the closing of the private placement, we paid Rodman & Renshaw LLC, the placement agent for the private placement, cash compensation of 7% of the gross proceeds of the private placement and a five-year warrant to purchase up to 343,778 shares of our common stock, at an initial exercise price of $0.60 per share.

We have agreed, pursuant to the terms of a registration rights agreement with the investors, to (i) file a shelf registration statement with respect to the resale of the shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC on or before April 10, 2011; (ii) use our best efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 90 days after the closing date (or 150 days in the event of a review of the shelf registration statement by the SEC), and (iii) keep the shelf registration statement effective until all registrable securities may be sold under Rule 144 under the Securities Act of 1933.  If we are unable to comply with any of the above covenants, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.

The investors agreed, pursuant to the securities purchase agreement, not to engage in any short sales (as defined in the agreement) until the earlier of the effective date of the shelf registration statement referred to above or the date when the shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants are eligible for sale under Rule 144 under the Securities Act of 1933.  We also granted the investors the right to participate in future equity financing transactions within the 12 months following the closing of the private placement and agreed to certain restrictions on our ability to sell our equity securities until 60 days after the effective date of the shelf registration statement.

On March 14, 2011 our Board of Directors increased the number of shares of our common stock were authorized for issuance under the 2007 Stock Incentive Plan from 10,000,000 to 20,000,000 and issued ten-year options to purchase a total of 625,000 shares of our common stock at an exercise price of $0.52 per share based on the closing market price as of that date.

On March 17, 2011 we issued 100,000 shares of common stock from the 2007 Stock Compensation Plan with a fair value of $51,000 based on the closing market price as of that date of $0.51 per share pursuant to the settlement of a dispute with a former consultant and employee to the Company.