Form 10-Q
period 2011-03-31
Vu1 CORP
filed 2011-05-16
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

(212) 359-9503
(Registrant’s Telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On May 16, 2011 there were 110,544,426 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page Number
PART I Financial Information

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of March 31, 2011 and December 31, 2010	4
Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2011 and 2010	5
Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	6
Notes to Condensed Consolidated Financial Statements	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 4. Controls and Procedures	20

PART II Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
ITEM 6. Exhibits	21

Signatures	22

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

The forward-looking statements contained in this Report involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by management to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties; however, management’s expectations, beliefs and projections may not be achieved or accomplished. In addition to other factors and matters discussed elsewhere in this Report, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements:

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

For additional factors that can affect these forward-looking statements, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2010. The forward-looking statements contained in this Report speak only as of the date hereof. We caution readers not to place undue reliance on any such forward-looking statements. Except as required by U.S. federal securities laws, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDSENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2011	2010
ASSETS
Current assets
Cash	$994,670	$119,619
Inventory	27,135	-
Tax refund receivable	52,610	37,847
Prepaid expenses	221,333	63,878

Total current assets	1,295,748	221,344

Non-current assets
Equipment, net of accumulated depreciation
of $282,312 and $238,632, respectively	281,923	286,043
Construction in process	285,098	261,771
Deposit on building purchase	1,189,912	999,771
Total assets	$3,052,681	$1,768,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$382,608	$515,128
Accrued payroll	195,194	198,201
Loan payable, current portion	963	2,167
Capital lease obligation, current portion	5,207	5,207
Total current liabilities	583,972	720,703
Long-term liabilities
Derivative warrant liability	1,749,516	-
Capital lease obligation, net of current portion	9,217	9,192
Total liabilities	2,342,705	729,895

Stockholders' equity
Vu1 Corporation's stockholders' equity
Preferred stock, $1.00 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value; 200,000,000 shares authorized;
110,753,952 and 104,992,350 shares issued and outstanding, respectively	72,405,565	71,597,111
Accumulated deficit	(71,739,747)	(70,499,569)
Accumulated other comprehensive income	140,213	37,547
Total Vu1 Corporation's stockholders' equity	806,031	1,135,089
Non-controlling interest	(96,055)	(96,055)
Total stockholders' equity	709,976	1,039,034
Total liabilities and stockholders' equity	$3,052,681	$1,768,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,
	2011	2010

Operating expenses
Research and development	$568,657	$518,501
General and administrative	828,196	301,186
Marketing	183,882	69,004
Total operating expenses	1,580,735	888,691

Loss from operations	(1,580,735)	(888,691)

Other income (expense)
Interest income	46	2
Other income	-	36,590
Interest expense	(621)	(222,913)
Derivative valuation gain	341,132	1,137,792

Total other income	340,557	951,471

Income (loss) before provision for income taxes	(1,240,178)	62,780

Provision for income taxes	-	-

Net (loss) income	$(1,240,178)	$62,780

Other comprehensive income (loss):
Foreign currency translation adjustments	102,666	(30,475)

Comprehensive income (loss)	$(1,137,512)	$32,305

(Loss) income per share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00
Weighted average shares outstanding
Basic	108,285,637	86,080,621
Diluted	108,285,637	86,806,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:

Net (loss) income	$(1,240,178)	$62,780
Adjustments to reconcile net (loss) income to
net cash flows from operating activities:
Depreciation	25,655	23,613
Share-based compensation	444,701	23,102
Issuance of warrant for services	-	6,722
Amortization of discount and prepaid interest on long-term convertible note	-	67,231
Amortization of loan costs	-	4,737
Derivative valuation gain	(341,132)	(1,137,792)
Changes in assets and liabilities:
Inventory	(26,474)	-
Tax refund receivable	(11,488)	(9,852)
Prepaid expenses	(148,695)	(1,882)
Accounts payable	(27,071)	29,203
Accrued payroll	(18,199)	(23,369)
Accrued interest	-	101,560
Net cash flows from operating activities	(1,342,881)	(853,947)

Cash flows from investing activities:
Purchases of equipment and construction in process	(2,596)	(5,660)
Deposits on building purchase	(108,500)	(103,811)
Net cash flows from investing activities	(111,096)	(109,471)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable and warrants	-	703,472
Proceeds from sales of common stock and warrants	2,336,901	-
Payments on loan payable	(1,341)	(1,011)
Payments on capital lease obligations	(996)	(996)
Net cash flows from financing activities	2,334,564	701,465

Effect of exchange rate changes on cash	(5,536)	(10,925)

Net change in cash	875,051	(272,878)

Cash, beginning of period	119,619	366,303

Cash, end of period	$994,670	$93,425

Cash paid for interest	$621	$46,500

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2010 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the period ended March 31, 2011 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of Vu1 and all of its wholly-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (CZK). The accounts of Sendio contained in the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010 have been translated into United States dollars at the exchange rate prevailing as of those dates. Translation adjustments are included in “Accumulated Other Comprehensive Income,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying consolidated statements of operations for the three months ended March 31, 2011 and 2010 have been translated using the average exchange rates prevailing for the respective periods. Sendio recorded an aggregate of ($3,532) and $8,620 of foreign currency transaction (loss) gain to general and administrative expense in the accompanying statements of operations for the three months ended March 31, 2011 and 2010, respectively.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2011 and December 31, 2010, we had cash of $550,046 and $0 in excess of federally insured limits in effect as of that date, respectively.

Inventory

Inventory is comprised of components, raw materials and packaging used for the production of our light bulbs. Inventory is stated at the lower of cost or net realizable value, computed on an average cost basis. An allowance for inventory obsolescence is provided when the market value of inventory items is lower than their cost.

Equipment

Equipment is comprised of equipment used in the manufacturing process and related testing and development of our light bulbs and is stated at cost. We provide for depreciation using the straight-line method over the estimated useful lives of three to fifteen years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of equipment are reflected in the statements of operations.

Construction in Process

Construction in process is comprised of assets to be used in the manufacturing operations in the Czech Republic not in service as of March 31, 2011 and December 31, 2010. These assets, when placed in service will be reclassified to equipment and depreciated over their estimated useful lives.

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

We recognize the impact of an uncertain tax position in the consolidated financial statements of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, receivables, payables and accrued liabilities, derivative financial instruments and loans payable. The fair value of our cash, receivables, payables and accrued liabilities and loans payable are carried at historical cost; their respective estimated fair values approximate their carrying values.

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the warrants issued in the private placement to institutional investors as described in Notes 6 and 9 contain anti-dilution provision features that are not afforded equity classification because it embodies risks not clearly and closely related to the host contract. These features are required to be bifurcated and carried as a derivative warrant liability, at fair value, in our financial statements.

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. Significant fair value measurements resulted from our derivative warrant liability and our share-based payment arrangements.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three months ended March 31, 2011 and 2010, research and development expenses were comprised primarily of technical consulting expenses, salaries and related benefits and overheads, rent, materials and operational costs related to the development of the production line.

Share-Based Payments

We account for share-based compensation expense to reflect the fair value of share-based awards measured at the grant date. This expense is recognized over the requisite service period and is adjusted each period for anticipated forfeitures. We estimate the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. On October 26, 2007 our Board of Directors approved the Vu1 Corporation 2007 Stock Incentive Plan (“Stock Incentive Plan”). On March 14, 2011 our Board of Directors increased the number of shares of our common stock that we are authorized to issue under our 2007 Stock Incentive Plan from 10,000,000 shares to 20,000,000 shares.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Income (Loss) Per Share

We calculate basic income (loss) per share by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding, excluding unvested stock. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares, including unvested stock, had been issued and if the additional common shares were dilutive. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted (loss) income per share:

	For the Three Months
	Ended March 31,
	2011	2010
Net (loss) income	$(1,240,178)	$62,780
Basic weighted-average common shares outstanding	108,285,637	86,080,621
Effect of dilutive securities:
Options	-	654,450
Unvested Stock	-	71,625
Diluted weighted-average common shares outstanding	108,285,637	86,806,696
Basic (loss) income per share	$(0.01)	$0.00
Diluted (loss) income per share	$(0.01)	$0.00

The following potentially dilutive shares of common stock are excluded from the computation of diluted net income (loss) per share for all periods presented because the effect is anti-dilutive:

	Three months ended March 31,
	2011	2010
Warrants	14,171,123	11,461,888
Convertible debt	-	9,199,526
Stock options	7,280,015	4,796,875
Unvested stock	231,096	71,625

Total potentially dilutive securities	21,682,234	25,529,914

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the three months ended March 31, 2011 we had no revenues, incurred a net loss of $1.24 million, and had negative cash flows from operations of $1.34 million. In addition, we had an accumulated deficit of $71.74 million at March 31, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

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

On February 8, 2011 we raised gross proceeds of $2,210,000 in a private placement of our common stock and warrants to certain institutional accredited investors. See Note 9, “Private Placement”.

Our efforts to raise additional funds will continue during fiscal 2011 to fund our planned operations and research and development activities, through one or more debt or equity financings. We have engaged an investment banking firm to assist us in these fundraising efforts.

NOTE 4 – TAX REFUND RECEIVABLE

Tax refund receivable represents the 19% value added tax receivable from the government of the Czech Republic. No allowance for doubtful accounts has been provided as we believe the amounts are fully collectible.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Sendio Facility Operating Lease and Purchase Agreement

On May 28, 2008 Sendio entered into a lease for certain facilities located in the city of Olomouc in the Czech Republic (the “Lease”). The Lease term was one year, effective from July 1, 2008 and terminated on June 30, 2009. The rent for the one year term was CZK 10,000,000, plus mandatory VAT. The rent, after the reduction for amounts paid by other tenants, was payable monthly in the amount of CZK 455,310 for each month from January through June, 2009. On May 29, 2008 Sendio paid a deposit of CZK 4,000,000 to the landlord.

Effective December 9, 2008 Sendio entered into an agreement (the “Purchase Agreement”) to purchase the Lease facilities from the landlord. The purchase price for the premises is CZK 179,000,000 (approximately US $9.0 million) (the “Purchase Price”) and the scheduled closing date for ownership transfer anticipated in the Purchase Agreement was July 1, 2009. The deposit Sendio paid on May 29, 2008 under the Lease for CZK 4,000,000 was considered an advance on the Purchase Price. We have recorded this amount as a non-current asset as a deposit on building purchase in the accompanying balance sheets as of March 31, 2011 and December 31, 2010. The remaining balance of the Purchase Price was payable by means of an escrow account, with payments totaling CZK 175,000,000 originally scheduled to be made to an escrow account in installments, all of which were due June 30, 2009.

Also effective December 9, 2008, as additional inducement for the landlord to enter into the Purchase Agreement, we entered into a Deed of Guarantee with the landlord under which we guaranteed up to CZK 13,500,000 of the CZK 175,000,000 aggregate payments by Sendio under the Purchase Agreement. The guarantee expires upon full payment by Sendio of this amount.

Sendio did not make the first payment of CZK 11,000,000 due on February 28, 2009 and, on March 3, 2009, Sendio and the landlord of the building premises in the Czech Republic amended the payment terms under the Purchase Agreement (“Amendment No. 1”). Under Amendment No. 1, Sendio paid CZK 1,000,000 into the escrow account on March 10, 2009 and deferred the payment under the original payment schedule. Sendio did not make the payments under the revised payment schedule, and we entered into negotiations with the seller to revise the terms of the Purchase Agreement.

Pursuant to these negotiations, Sendio obtained month to month extensions for each month of the Lease pursuant to these ongoing negotiations and Sendio agreed to pay CZK 722,556 per month for rent and CZK 645,834 per month for an escrow payment for July through November, 2009.

On December 2, 2009 Sendio executed a new lease agreement (the “New Lease Agreement”) for its existing office and manufacturing facilities in the Czech Republic. The New Lease Agreement commenced on December 1, 2009 and specifies annual rent of CZK 13,365,000, plus applicable VAT taxes (CZK 1,113,750 per month), less amounts paid by existing tenants in the building. The present rent is CZK 719,556 per month after offset of the amounts paid by existing tenants and will increase should the existing tenants vacate the premises by the amount paid by the vacating tenant. The New Lease Agreement expires on June 30, 2011. Sendio is responsible for utilities, maintenance and certain other costs as defined in the New Lease Agreement.

In addition on December 2, 2009 Sendio executed an amendment to the purchase agreement (“Amendment No. 2”) for the facilities. Under Amendment No. 2, Sendio agreed to make payments on the remaining purchase price of CZK 170,770,830 as follows:

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

•
Payment of the remaining purchase price of CZK 156,332,316 (approximately $9 million) into the escrow account on or prior to June 30, 2011. If any required installment is not made timely as defined in the agreement, the seller is entitled to claim a contractual fine of 36% per year on the past-due amount.

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

Amendment No. 2 also specifies that the seller has the right to withdraw from the purchase agreement and impose contractual fines in the aggregate amount of up to CZK 26,000,000 (which amount includes the CZK 17,500,000 for defaults prior to June 30, 2009 described above) in the event that Sendio does not make any installment payment timely. The seller has the right to collect these from amounts deposited in escrow.

Other Lease Agreement

On November 1, 2010 we entered into a six month lease agreement for office space for our corporate headquarters located in New York, New York. Monthly rental payments are $1,320 under the lease.

Total rent expense was $120,825 and $120,925 for the three months ended March 31, 2011 and 2010, respectively.

Investment Banking Agreements

On January 24, 2011, we entered into an agreement with Rodman & Renshaw, LLC to act as our exclusive placement agent for the sale of securities on February 8, 2011 as described in Note 9. The agreement specified cash compensation of 7% of the purchase price paid in an offering plus warrants equal to 7% of common shares issued or issuable under the offering on the same terms as offered to investors in the private placement. In addition, cash compensation of 7% of any proceeds from the exercise of warrants issued in conjunction with a private placement will be paid. The agreement terminates 30 days after a successful private placement. The obligation for fees and warrants survives for 18 months for proceeds raised from investors in the private placement.

On February 18, 2010 we entered into a Financial Advisory and Investment Banking Services Agreement to assist us with our fundraising efforts which terminated on June 30, 2010. The agreement specified compensation for the placement of equity securities of 8% of any gross proceeds, plus warrants equal to 8% of the shares of common stock issued or issuable in any financing from investors identified by the investment banking firm. In addition, if the investment banking firm moves to conduct a syndicated offering with other brokers, an additional 2% of gross proceeds for a management fee and 3% of gross proceeds will be due for a non-accountable expense allowance plus warrants equal to 5% of shares of common stock issued or issuable in such financing. The agreement also specified compensation of 6% of gross proceeds with 6% warrant coverage for any mezzanine debt financing and 1.5% of gross proceeds for senior debt with no warrant coverage.

The obligation for payment of fees and warrants as specified above survives until June 30, 2011 for any amounts raised from investors identified and contacted by the investment banking firm. No amounts are presently due under this agreement.

On March 10, 2010 we entered into an Investment Banking Agreement to assist us with our fundraising efforts, which expired in June, 2010. The agreement specified compensation of 7% of any gross proceeds plus warrants equal to 7% of the number of common shares issued or issuable upon conversion in any financing transaction from investors identified by the investment banking firm. In addition, the investment banking firm has a right of first refusal under certain circumstances for a period of 18 months following the termination of the agreement under certain circumstances as defined in the agreement. The obligation for payment of these fees and warrants survives for one year subsequent to the termination of the agreement for any amounts raised from investors identified and contacted by the investment banking firm. No amounts are presently due under this agreement.

NOTE 6 – DERIVATIVE WARRANT LIABILITY

On February 9, 2011 we issued five-year warrants to purchase 5,254,890 shares of our common stock at an exercise price of $0.60 per share in conjunction with the private placement described in Note 9. If we issue common stock or common stock equivalents at a price per share less than the exercise price of the warrants, the exercise price of the warrants is decreased to equal the price at which the common stock or common stock equivalents were issued. The exercise price cannot be reduced below $0.45 per share. We determined that the potential adjustment to the exercise price of the warrants exceeded the economic dilution suffered and therefore the warrants are not to be considered indexed to our common stock and caused the warrants to be a derivative liability. Derivative financial instruments are classified as liabilities and carried at fair value at each reporting date, with changes reflected in the statements of operations. The following table summarizes the components of changes in our derivative warrant liability during the three months ended March 31, 2011:

Three Months ended March 31, 2011
Beginning balance	$-
Derivatives recognized upon issuance	2,090,648
Unrealized fair value changes, included in income	(341,132)
Ending balance	$1,749,516

The Company uses the Black-Scholes option valuation model to measure the fair value of the warrants, and based on the following assumptions, a summary of the fair values were as follows:

	February 9, 2011	March 31, 2011
Trading market price	$0.531	$0.47
Expected life (years)	5.00	4.86
Equivalent volatility	102.90%	99.50%
Expected dividend rate	0.00%	0.00%
Risk-free interest rate	2.33%	2.24%
Fair value	$2,090,648	$1,749,516

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

Our Amended and Restated Articles of Incorporation allow us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine. No preferred shares are currently issued and outstanding.

Common Stock

Unit Offering

From January 12 to February 4, 2011 we sold 401,500 Units at a subscription price of $1.00 per Unit for net proceeds of $401,500 in our unit private placement. Each unit consisted of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share. A total of 803,000 shares of common stock and warrants to purchase 401,500 shares of common stock at an exercise price of $1.00 were issued. Included in these amounts are 133,000 shares of our common stock and 66,500 warrants issued upon the conversion of $66,500 accounts payable to R. Gale Sellers, our former Chief Executive Officer and board member.

The net proceeds were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance. The allocated fair value of the warrants was $67,776 and the balance of the proceeds of $333,724 was allocated to the common stock.

The fair value of the warrants issued in our unit private placement was calculated using the Black-Scholes option valuation model with the following assumptions:

Closing market price of common stock	$0.50 to $0.56
Estimated volatility	105.5% to 108.7%
Risk free interest rate	0.54% to 0.77%
Expected divident rate	-
Expected life	2 years

Private Placement

On February 8, 2011, we completed a private placement to eight institutional accredited investors of 4,911,112 shares of our common stock, at a purchase price of $0.45 per share, for gross proceeds of $2,210,000. As part of the private placement, the investors were issued five-year warrants to purchase 4,911,112 shares of our common stock, at an initial exercise price of $0.60 per share.

These warrants contain a full ratchet provision which reduces the exercise price of the warrant in the event we issue common stock or common stock equivalents at a price lower than the exercise price of the warrants. The exercise price cannot be reduced below $0.45 per share. As such the warrants have been treated as a derivative warrant liability as discussed in Note 6.

For each of the warrants, the holder will be able to exercise the warrant on a so-called cashless basis at any time following the one-year anniversary of the closing of the private placement in which a registration statement covering the shares of our common stock underlying such warrants is not effective.

The net proceeds from the private placement totaling $2,001,901, following the payment of offering-related expenses of $208,099, are being used by us for our capital expenditure requirements and for working capital and other general corporate purposes. At the closing of the private placement, we paid Rodman & Renshaw LLC, the placement agent for the private placement, cash compensation of 7% of the gross proceeds of the private placement and a five-year warrant to purchase up to 343,778 shares of our common stock, at an initial exercise price of $0.60 per share.

We have agreed, pursuant to the terms of a registration rights agreement with the investors, to file a shelf registration statement with respect to the resale of the shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC on or before April 10, 2011; and to use our best efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 90 days after the closing date (or 150 days in the event of a review of the shelf registration statement by the SEC). We also agreed to keep the shelf registration statement effective until all registrable securities may be sold under Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash. We filed the registration statement on April 10, 2011 and it was declared effective on April 18, 2011. We evaluated any liability under the registration rights agreement at March 31, 2011 and determined no accrual was necessary.

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

Issuances of Common Stock

On March 17, 2011 we issued 100,000 shares of common stock from the 2007 Stock Compensation Plan with a fair value of $51,000 based on the closing market price as of that date of $0.51 per share pursuant to the settlement of a dispute with a former consultant and employee to the Company.

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

On March 14, 2011 our board of directors increased the number of shares of our common stock that we are authorized to issue under the 2007 Stock Incentive Plan from 10,000,000 shares to 20,000,000 shares.

Also on March 14, 2011 our board of directors issued ten-year options to purchase a total of 625,000 shares of our common stock at an exercise price of $0.52 per share based on the closing market price as of that date to certain of our directors and an officer. The fair value of the options granted of $285,032 was calculated using the Black-Scholes option valuation model with the following assumptions:

Closing market price of common stock	$0.52
Estimated volatility	92%
Risk free interest rate	3.36%
Expected dividend rate	-
Expected life	10 years

On October 4, 2010 we issued 470,588 shares of common stock to Phil Styles, our former Chief Executive Officer, at price of $0.51 per share based on the closing market price for our common stock as of that date. The shares were issued pursuant to his employment agreement, which provides for the vesting of these shares as his annual salary of $240,000 is earned but unpaid. During the three months ended March 31, 2011, Mr. Styles converted $36,669 of his salary into 71,900 shares of common stock, and 44,135 shares were forfeited. A total of 231,096 shares remain unvested.

We recognized compensation expense of $444,701 and $23,613 related to the vested portion of stock and stock options based on their estimated grant date fair value as research and development expense or general and administrative expense based on the specific recipient of the award for the three months ended March 31, 2011 and 2010, respectively.

Warrants

During the three months ended March 31, 2011 we issued five-year warrants to purchase 4,911,112 shares of our common stock, at an initial exercise price of $0.60 per share in a private placement as described above. We also issued two-year warrants to purchase 401,500 shares of common stock at an exercise price of $1.00 in our unit offering, described above.

During the three months ended March 31, 2011 warrants to purchase 139,750 shares of common stock with an exercise price of $0.60 per share expired unexercised.

A summary of our outstanding warrants at March 31, 2011 is as follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.38	75,000	2.1	75,000
$0.60	5,254,890	4.9	5,254,890
$0.75	7,969,333	1.9	7,894,333
$1.00	871,900	1.7	871,900
	14,171,123	3.0	14,096,123

NOTE 10 – SUBSEQUENT EVENTS

On April 27, 2011 we issued five-year options to purchase 2,216,129 shares of our common stock at an exercise price of $0.391 per share based on the closing market price as of that date to Scott C. Blackstone, Ph.D., our new Chief Executive Officer in conjunction with his employment agreement as of that date. The options vest monthly over three years from the date of issuance.

In addition on April 27, 2011 we agreed that the options previously issued to our former Chief Executive Officer, Philip G. Styles, will continue to vest on their original terms through October 3, 2011. Mr. Styles converted an additional $11,001 of his salary into 21,570 shares of common stock and the remaining 209,526 shares of common stock lapsed unvested.

On April 20, 2011 our board approved and we entered into a contract with Hamlin Consulting, LLC for logistics consulting services. Hamlin Consulting LLC is owned by Billy K. Hamlin, a member of our board of directors. The total of the contract is $120,000 payable in six equal monthly installments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

Overview

We are focused on developing, manufacturing and selling a line of mercury-free, energy efficient light bulbs based on our proprietary light-emitting technology. For the past several years, we have primarily focused our efforts on research and product development for our Electron Stimulated Luminescence™ (ESL) technology. In 2007, we formed Sendio s.r.o. in the Czech Republic as a wholly-owned subsidiary for continued development of our light bulbs, and to design the manufacturing processes required for commercialization and manufacturing. During 2010, we continued our development work on the technology to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the bulbs and the design and implementation of the processes required to manufacture our light bulbs. During the second quarter of 2010, we submitted our initial light bulb for safety certification to Underwriters Laboratories (UL) and, in October 2010, we received UL certification. Our efforts are presently focused on our initial product, the R30 sized light bulb. We are currently supporting initial production of this bulb. In addition, we are currently developing our version of the standard Edisonian A19 screw-in light bulb (and its European equivalent, the A60 bulb) for anticipated release in the second half of 2011. We are also developing an R40 flood light bulb for the United States commercial market and a smaller R25 light bulb for the European market to be used in recessed lighting fixtures. The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors. For the three months ended March 31, 2011, we did not recognize any revenues.

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

We will need to raise additional capital through debt or equity financings in the second quarter of 2011 to support our operations. We have entered into an agreement to purchase the facility presently leased by Sendio in the Czech Republic. We are using this facility to develop our ESL technology and manufacturing processes. We will need additional funding to complete the purchase of this building.

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

Our cash as of March 31, 2011 is not sufficient to support our operations through fiscal 2011 and it will be necessary for us to seek additional financing. See “Liquidity and Capital Resources” below.

Results of Operations

Comparison of Results for the Three Months Ended March 31, 2011 and 2010

Revenues

We had no revenues for the three months ended March 31, 2011 and 2010.

Research and Development Expenses

For the three months ended March 31, 2011 and 2010, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs. For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research and manufacturing development related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses increased approximately $50,000 to $569,000 for the three months ended March 31, 2011 compared to $519,000 for the three months ended March 31, 2010. The increase was related to an increase in salaries and attendant costs and materials and overhead costs related to the increased activity related to manufacturing development operations.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 and 2010 were comprised of share based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased by approximately $527,000 to $828,000 for the three months ended March 31, 2011 compared to $301,000 for the three months ended March 31, 2010. Non-cash charges related to share based compensation expenses increased $406,000 to $426,000 relating primarily to stock options issued to our directors, an officer and our former Chief Executive Officer for the three months ended March 31, 2011 compared to $20,000 for the three months ended March 31, 2010. The remaining increase was due to increased salaries and attendant costs, increased travel costs and increased consulting fees.

Marketing Expenses

Marketing expenses for the three months ended March 31, 2011 and 2010 were comprised of consulting fees and office related expenses. Marketing expenses increased by approximately $115,000 to $184,000 for the three months ended March 31, 2011 compared to $69,000 for the three months ended March 31, 2010. This increase was due primarily to increases in consulting fees related to public relations, channel development and packaging costs for the quarter ended March 31, 2011.

Other Income and Expense

Other income and expense for the three months ended March 31, 2011 was comprised of interest income, interest expense and derivative valuation gain. Interest income was $46 for the three months ended March 31, 2011 compared to $2 for the three months ended March 31, 2010. The increase is due to higher average cash balances.

Interest expense for the three months ended March 31, 2011 decreased $222,000 to $1,000 compared to $223,000 for the three months ended March 31, 2010. Interest expense relates to Sendio’s loan and capital lease obligations as discussed in Notes 7 and 8. Interest expense for the three months ended March 31, 2010 also included amortization of discount and prepaid interest on the convertible notes of $222,000 for which no current year amount exists.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $341,000 during the three months ended March 31, 2011 and relates to the derivative warrant liability as discussed in Note 6. Derivative valuation gain was $1,138,000 for the three months ended March 31, 2010 and related to the convertible debt outstanding in 2010.

The changes in the fair value of our derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. We value our derivative warrant liability using the Black Scholes valuation method. We valued our derivative financial instruments related to convertible debt outstanding in 2010 using a Monte Carlo Simulation Technique (“MCST”). The MCST was selected because this technique embodies all of the types of inputs that we expect market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements. Those inputs include equity-related inputs, as well as credit risks, interest risks and redemption behaviors. Changes in these inputs will affect the carrying value of our derivative liabilities and therefore the amount of derivative valuation gain (loss) that we are required to record.

Liquidity and Capital Resources

Our cash was approximately $995,000 as of March 31, 2011 and is not sufficient to support our levels of operations for the next 12 months. On February 9, 2011, we completed a private placement to eight institutional accredited investors of 4,911,112 shares of our common stock at a purchase price of $0.45 per share, for gross proceeds of $2,210,000. As part of the private placement, the investors were issued five-year warrants to purchase up to 4,911,112 shares of our common stock at an initial exercise price of $0.60 per share. The net proceeds from the private placement, following the payment of offering-related expenses, are being used by us for our capital expenditure requirements and for working capital and other general corporate purposes. In January 2011, we raised approximately $402,000 from a small group of investors through the private sale of our common stock and warrants, including $67,000 of accounts payable converted.

As of March 31, 2011, we had $1,000 of short-term debt, which matures in May 2011.

We anticipate that with our remaining cash we will be able to fund our operations into June 2011.

We expect to continue to seek additional financing in 2011 to fund our operations, research and product development, manufacturing and marketing activities, through one or more debt or equity financings. Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders.

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

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of March 31, 2011:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$121,619	$121,619	—	—	—

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

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. Significant fair value measurements resulted from our derivative warrant liability and our share-based payment arrangements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2011.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Report, we have issued unregistered securities to the persons as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. All purchasers had adequate access to information about us.

From January 12 to February 4, 2011 we sold 401,500 units at a subscription price of $1.00 per unit for net proceeds of $401,500 in our unit private placement. Each unit consisted of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share. A total of 803,000 shares of common stock and warrants to purchase 401,500 shares of common stock at an exercise price of $1.00 were issued.

On February 9, 2011, we completed a private placement to eight institutional accredited investors of 4,911,112 shares of our common stock, at a purchase price of $0.45 per share, for gross proceeds of $2,210,000. As part of the private placement, the investors were issued five-year warrants to purchase 4,911,112 shares of our common stock, at an initial exercise price of $0.60 per share.

Also on February 9, 2011 we issued a five-year warrant to purchase up to 343,778 shares of our common stock, at an initial exercise price of $0.60 per share to an investment banking firm for services.

On March 14, 2011 our board of directors issued ten-year options to purchase a total of 625,000 shares of our common stock at an exercise price of $0.52 per share based on the closing market price as of that date to certain of our directors and an officer.

On March 17, 2011 we issued 100,000 shares of common stock from the 2007 Stock Compensation Plan with a fair value of $51,000 based on the closing market price as of that date of $0.51 per share pursuant to the settlement of a dispute with a former consultant and employee to the Company.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott C. Blackstone, Ph.D., President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries, Chief Financial Officer

32.1
Certification of Scott C. Blackstone, Ph.D., President and Chief Executive Officer, and Matthew DeVries, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VU1 CORPORATION
(Registrant)

Dated: May 16, 2011

By:	/s/ Scott C. Blackstone, Ph.D.
Scott C. Blackstone
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)