Form 10-Q
period 2011-06-30
Vu1 CORP
filed 2011-08-15
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

On August 15, 2011 there were 111,094,426 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page Number
PART I Financial Information

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of June 30, 2011 and December 31, 2010	1
Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2011 and 2010	2
Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	3
Notes to Condensed Consolidated Financial Statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 4. Controls and Procedures	23

PART II Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 6. Exhibits	23

Signatures	24

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

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDSENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2011	2010
ASSETS
Current assets
Cash	$2,250,550	$119,619
Accounts receivable	7,816	-
Inventory	67,174	-
Tax refund receivable	68,284	37,847
Prepaid expenses	531,967	63,878

Total current assets	2,925,791	221,344

Non-current assets
Equipment, net of accumulated depreciation of $317,780 and $238,632, respectively	266,234	286,043
Construction in process	295,529	261,771
Deposit on building purchase	1,348,727	999,771
Loan costs	436,274	-
Total assets	$5,272,555	$1,768,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$552,012	$515,128
Accrued payroll	261,314	198,201
Loan payable, current portion	-	2,167
Capital lease obligation, current portion	6,052	5,207
Total current liabilities	819,378	720,703
Long-term liabilities
Convertible debentures, net of discount of $2,046,884 and $0, respectively	2,070,866	-
Derivative warrant liability	1,442,386	-
Capital lease obligation, net of current portion	7,748	9,192
Total liabilities	4,340,378	729,895

Stockholders' equity
Vu1 Corporation's stockholders' equity
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 200,000,000 shares authorized; 111,094,426 and 104,992,350 shares issued and outstanding, respectively	74,414,468	71,597,111
Accumulated deficit	(73,583,010)	(70,499,569)
Accumulated other comprehensive income	196,774	37,547
Total Vu1 Corporation's stockholders' equity	1,028,232	1,135,089
Non-controlling interest	(96,055)	(96,055)
Total stockholders' equity	932,177	1,039,034
Total liabilities and stockholders' equity	$5,272,555	$1,768,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	$7,816	$-	$7,816	$-
Cost of revenue	47,357	-	47,357	-

Gross profit	(39,541)	-	(39,541)	-

Operating expenses
Research and development	644,736	430,928	1,213,393	949,429
General and administrative	1,081,074	502,632	1,909,270	803,818
Marketing	360,992	65,176	544,874	134,180
Total operating expenses	2,086,802	998,736	3,667,537	1,887,427

Loss from operations	(2,126,343)	(998,736)	(3,707,078)	(1,887,427)

Other income (expense)
Interest income	26	-	72	2
Other income	-	-	-	36,590
Interest expense	(24,076)	(414,297)	(24,697)	(637,210)
Derivative valuation gain	307,130	2,071,001	648,262	3,208,793

Total other income	283,080	1,656,704	623,637	2,608,175

Income (loss) before provision for income taxes	(1,843,263)	657,968	(3,083,441)	720,748

Provision for income taxes	-	-	-	-

Net income (loss)	$(1,843,263)	$657,968	$(3,083,441)	$720,748

Other comprehensive income (loss):
Foreign currency translation adjustments	56,561	(99,152)	159,227	(129,627)

Comprehensive income (loss)	$(1,786,702)	$558,816	$(2,924,214)	$591,121

Income (loss) income per share
Basic	$(0.02)	$0.01	$(0.03)	$0.01
Diluted	$(0.02)	$0.01	$(0.03)	$0.01
Weighted average shares outstanding
Basic	110,674,175	86,080,621	109,486,505	86,080,621
Diluted	110,674,175	86,395,705	109,486,505	86,601,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:

Net income (loss)	$(3,083,441)	$720,748
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	51,405	44,294
Share-based compensation	615,691	40,001
Issuance of stock for services	247,500	-
Issuance of warrant for services	-	6,722
Issuance of warrant for interest	-	19,125
Amortization of discount and prepaid interest on long-term convertible notes	18,678	256,555
Amortization of loan costs	4,827	9,474
Derivative valuation gain	(648,262)	(3,208,793)
Changes in assets and liabilities:
Accounts receivable	(7,816)	-
Inventory	(65,029)	-
Tax refund receivable	(25,126)	(11,104)
Prepaid expenses	(447,737)	37,836
Accounts payable	135,063	296,074
Accrued payroll	39,944	(30,972)
Accrued interest	-	225,016
Net cash flows from operating activities	(3,164,303)	(1,595,024)

Cash flows from investing activities:
Purchases of equipment and construction in process	(2,671)	(44,573)
Deposits on building purchase	(223,200)	(167,142)
Net cash flows from investing activities	(225,871)	(211,715)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable and warrants	3,500,000	1,504,362
Proceeds from sales of common stock and warrants	2,336,901	-
Cash paid for loan costs	(298,500)	-
Payments on loan payable	(2,346)	(2,008)
Payments on capital lease obligations	(1,993)	(1,993)
Net cash flows from financing activities	5,534,062	1,500,361

Effect of exchange rate changes on cash	(12,957)	(31,218)

Net change in cash	2,130,931	(337,596)

Cash, beginning of period	119,619	366,303

Cash, end of period	$2,250,550	$28,707

Cash paid for interest	$1,192	$116,218

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2010 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended June 30, 2011 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of Vu1 and all of its wholly-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (CZK).  The accounts of Sendio contained in the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010 have been translated into United States dollars at the exchange rate prevailing as of those dates. Translation adjustments are included in “Accumulated Other Comprehensive Income,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 have been translated using the average exchange rates prevailing for the respective periods.  Sendio recorded an aggregate of ($8,051), ($1,699), ($11,583) and $6,921 of foreign currency transaction gain (loss) to general and administrative expense in the accompanying statements of operations for the three and six months ended June 30, 2011 and 2010, respectively.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2011 and December 31, 2010, we had cash of $1,918,404 and $0 in excess of federally insured limits in effect as of that date, respectively.

Inventory

Inventory is comprised of components, raw materials and packaging used for the production of our light bulbs.  Inventory is stated at the lower of average cost or net realizable value. An allowance for inventory obsolescence is provided when the market value of inventory items is lower than their cost.

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

Construction in Process

Construction in process is comprised of assets to be used in the manufacturing operations in the Czech Republic not in service as of June 30, 2011 and December 31, 2010.  These assets, when placed in service will be reclassified to equipment and depreciated over their estimated useful lives.

Income Taxes

We recognize the amount of income taxes payable or refundable for the current year and recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. A valuation allowance is required when it is more likely than not that we will not be able to realize all or a portion of our deferred tax assets. The fiscal years 2007 to 2010 remain open to examination to U.S. Federal authorities and other jurisdictions in the U.S. where we operate. Sendio has paid no income taxes since its inception and its fiscal years for 2007 to 2010 remain open to examination by Czech tax authorities.

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

Loan Costs

Loan costs are amortized to interest expense using the straight line method, which approximates the effective interest method, over the life of the related loan.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, receivables, payables and accrued liabilities, derivative financial instruments , convertible debentures, and loans payable. The fair value of our cash, receivables, payables and accrued liabilities and loans payable are carried at historical cost; their respective estimated fair values approximate their carrying values.  The fair value of our convertible debentures is $3,506,288 at June 30, 2011 based on the present value of the future cash flows of the instrument.

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the warrants issued in the private placement to institutional investors as described in Notes 7 and 10 contain anti-dilution provision features that are not afforded equity classification because it embodies risks not clearly and closely related to the host contract. These features are required to be bifurcated and carried as a derivative warrant liability, at fair value, in our financial statements.

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. Significant fair value measurements resulted from our derivative warrant liability, our discount and beneficial conversion feature on convertible notes and our share-based payment arrangements.

Non-Controlling Interest

Non-controlling interest represents the equity of the 33.3% non-controlling shareholders of Telisar Corporation.  The subsidiary had no operations for all periods presented.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable. We recognized our first revenues in the quarter ended June 30, 2011.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three and six months ended June 30, 2011 and 2010, research and development expenses were comprised primarily of technical consulting expenses, salaries and related benefits and overheads, rent, materials and operational costs related to the development of the production line.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(1,843,263)	$657,968	$(3,083,441)	$720,748
Basic weighted-average common shares outstanding	110,674,175	86,080,621	109,486,505	86,080,621
Effect of dilutive securities:
Options	-	243,459	-	448,954
Unvested Stock	-	71,625	-	71,625
Diluted weighted-average common shares outstanding	110,674,175	86,395,705	109,486,505	86,601,200
Basic income (loss) per share	$(0.02)	$0.01	$(0.03)	$0.01
Diluted income (loss) per share	$(0.02)	$0.01	$(0.03)	$0.01

The following potentially dilutive shares of common stock are excluded from the computation of diluted net income (loss) per share for all periods presented because the effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Warrants	18,438,609	12,585,174	18,578,359	12,585,174
Convertible debt	7,486,815	11,296,096	7,486,815	11,296,096
Stock options	9,496,144	4,146,875	9,496,144	2,846,875
Total potentially dilutive securities	35,421,568	28,028,145	35,561,318	26,728,145
.
NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the six months ended Jun 30, 2011 we had no significant revenues, incurred a net loss of $3.1 million, and had negative cash flows from operations of $3.2 million. In addition, we had an accumulated deficit of $73.6 million at June 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

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

On June 22, 2011 we raised gross proceeds of $3,500,000 in a private placement of our convertible notes and warrants to certain institutional accredited investors.  See Note 6, “Convertible Debentures”.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Sendio Facility Operating Lease and Purchase Agreement

On June 22, 2011 Sendio s.r.o. amended the lease agreement (the “New Lease Agreement”), dated December 2, 2009 for its existing office and manufacturing facilities located in the city of Olomouc in the Czech Republic.  The amendment extended the termination date of the lease from June 30, 2011 to June 30, 2013.  There were no changes in the rent to be paid for the facilities. The annual rent remains CZK 13,365,000, plus applicable VAT taxes (CZK 1,113,750 per month), less amounts paid by existing tenants in the building.  The present rent is CZK 719,556, plus applicable VAT taxes per month after offset of the amounts paid by existing tenants, and will increase if the existing tenants vacate the premises by the amount paid by the vacating tenant. It is presently anticipated that the rent will increase on September 1, 2011 by CZK 357,633 to CZK 1,074,189 due to an existing tenant vacating the premises. Sendio is responsible for utilities, maintenance and certain other costs as defined in the New Lease Agreement.

In addition, on June 22, 2011 Sendio amended and restated the purchase agreement, effective December 9, 2008 and amended March 3, 2009 and December 2, 2009 (the “Purchase Agreement”) for the same facilities with Milan Gottwald (“Mr. Gottwald”), the owner. Under the Purchase Agreement, Sendio has made installment payments totaling CZK 22,667,684 into an escrow account through June 30, 2011 to be applied against the total purchase price of CZK 179,000,000.  This amount has been recorded as a Deposit on building purchase at June 30, 2011 on the accompanying balance sheet.

The remaining purchase price of CZK 156,332,316 is to be paid as follows:

•
Payments totaling CZK 3,332,316 payable in 24 monthly installments beginning July 1, 2011 of CZK 138,846.50 through June 30, 2013 into the escrow account. If any required installment is not made timely as defined in the Purchase Agreement, Mr. Gottwald is entitled to claim a contractual fine of 60% per year on the past-due amount.

•
Payment of the remaining purchase price of CZK 153,000,000 into the escrow account on or prior to June 30, 2013.  If any required installment is not made timely as defined in the agreement, Mr. Gottwald is entitled to claim a contractual fine of 36% per year on the past-due amount.

The Purchase Agreement also specifies that Mr. Gottwald has the right to withdraw from the Purchase Agreement and impose contractual fines in the aggregate amount of up to CZK 26,000,000 in the event that Sendio does not make any installment payment timely.  Mr. Gottwald has the right to collect these from amounts deposited in escrow.

We had previously guaranteed payment by Sendio of up to a maximum of CZK 13,500,000 under the Purchase Agreement. This guarantee has been fully satisfied.

Also in conjunction with the Purchase Agreement, we agreed to privately issue 300,000 shares of our common stock valued at $135,000 based on the closing market price on the effective date of the agreement of $0.45 per share to Mr. Gottwald.  This amount has been recorded as general and administrative expenses in the accompanying statements of operations for the three and six months ended June 30, 2011.

Other Lease Agreements

On November 1, 2010 we entered into a six month lease agreement for office space for our corporate headquarters located in New York, New York.  Monthly rental payments are $1,320 under the lease.  Subsequent to the expiration of the initial term, the lease agreement continued on a month-to-month basis.

Total rent expense was $137,357, $113,953, $258,182 and $234,878 for the three and six months ended June 30, 2011 and 2010, respectively.

Investment Banking Agreements

On June 7, 2011, we entered into an agreement with Rodman & Renshaw, LLC to act as our exclusive placement agent for the sale of securities on June 22, 2011 as described in Note 6.  The agreement specified cash compensation of 7% of the purchase price paid in an offering plus warrants equal to 7% of common shares issued or issuable under the offering on the same terms as offered to investors in the private placement.  In addition, cash compensation of 7% of any proceeds from the exercise of warrants issued in conjunction with a private placement will be paid.  The agreement terminated 30 days after a successful private placement.  The obligation for fees and warrants survives for 18 months for proceeds raised from investors in the private placement.

On January 24, 2011, we entered into an agreement with Rodman & Renshaw, LLC to act as our exclusive placement agent for the sale of securities on February 8, 2011 as described in Note 10.  The agreement specified cash compensation of 7% of the purchase price paid in an offering plus warrants equal to 7% of common shares issued or ,issuable under the offering on the same terms as offered to investors in the private placement.  In addition, cash compensation of 7% of any proceeds from the exercise of warrants issued in conjunction with a private placement will be paid.  The agreement terminated 30 days after a successful private placement.  The obligation for fees and warrants survives for 18 months for proceeds raised from investors in the private placement.

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

The obligation for payment of fees and warrants as specified above survived until June 30, 2011 for any amounts raised from investors identified and contacted by the investment banking firm.  No amounts are due under this agreement.

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

NOTE 6 – CONVERTIBLE DEBENTURES

On June 22, 2011, pursuant to a Securities Purchase Agreement, dated as of June 16, 2011, with several institutional investors, we completed a private placement of our original issue discount convertible debentures (referred to as the convertible debentures), receiving gross proceeds of $3,500,000.  Each convertible debenture was issued at a price equal to 85% of its principal amount.  The convertible debentures mature two years after the date of their issuance and do not bear regularly scheduled interest.  Investors may convert their convertible debentures into shares of our common stock at any time and from time to time on or before the maturity date, at a conversion price of $0.55 per share.

The convertible debentures will mandatorily convert at our option into shares of our common stock at the conversion price, if the closing bid price for the common stock exceeds $1.50 per share for a period of 10 consecutive trading days, provided that such underlying shares have been fully registered for resale with the U.S. Securities and Exchange Commission (SEC).

The convertible debentures are unsecured, general obligations of our company, and rank pari passu with our other unsecured and unsubordinated liabilities.  The convertible debentures are not redeemable or subject to voluntary prepayment by us prior to maturity.  The convertible debentures are identical for all of the investors except for principal amount.

The investors agreed not to convert their convertible debentures or exercise their warrants, and we will not be permitted to require a mandatory conversion, to the extent such conversion, exercise or issuance would result in beneficial ownership of more than 4.99% of our outstanding shares at such time.

Events of default under the convertible debentures include:

•           failure to pay principal or any liquidated damages on any convertible debenture when due;

•           failure to perform other covenants under the convertible debentures that is not cured five trading days after notice by holders;

•           default under the other financing documents, subject to any grace or cure period provided in the applicable agreement, document or instrument;

•           certain events of bankruptcy or insolvency of our company or any significant subsidiary;

•           any default by our company or any subsidiary under any instrument in excess of $150,000 that results in such obligation becoming due and payable prior to maturity;

•           we become party to a change of control transaction, or dispose of greater than 50% of our assets; and

•           failure to deliver common stock certificates to a holder prior to the tenth trading day after a convertible debenture conversion date.

Upon an event of default, the outstanding principal amount of the convertible debentures, plus a default premium, shall become immediately due and payable to the holders of the convertible debentures.

The convertible debentures contain various covenants that limit our ability to:

•           incur additional indebtedness, other than permitted indebtedness as defined in the convertible debenture;

•           incur specified liens, other than permitted liens as defined in the convertible debenture;

•           amend our certificate of incorporation or by-laws in a material adverse manner to the holders; and

•           repay or repurchase more than a de minimus number of shares of our common stock.

As part of the financing, we also agreed not to undertake a reverse or forward stock split or reclassification of our common stock until the one-year anniversary of the closing date, except with the consent of a majority in interest of the holders or in connection with an up-listing of our common stock onto a trading market other than the OTC Bulletin Board.

We also issued to the investors five-year warrants to purchase up to 3,743,409 shares of our common stock at an exercise price of $0.65 per share.  The warrants may be exercised on a cashless basis at any time after the earlier of (i) one year after the date of their issuance or (ii) the completion of the applicable holding period required by Rule 144 in the event the underlying shares have not been fully registered for resale with the SEC.  The warrants are not callable.  Neither the warrants nor the convertible debentures contain a provision for anti-dilution adjustments in the event of a subsequent equity financing at a price less than the respective warrant exercise price or convertible debenture conversion price.

Pursuant to a Registration Rights Agreement, dated as of June 16, 2011, with the investors, we agreed to file a shelf registration statement covering the resale of the shares of common stock issuable upon the conversion of the convertible debentures and exercise of the warrants within 30 days after the closing, use our best efforts to cause the shelf registration statement to be declared effective within 90 days after the closing (or 120 days in the event of a “full review” by the SEC), and keep the shelf registration statement effective until the underlying shares have been sold or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on July 15, 2011 and it was declared effective on July 26, 2011.  We evaluated any liability under the registration rights agreement at June 30, 2011 and determined no accrual was necessary.

The carrying value at June 30, 2011 and June 22, 2011 (inception) of the convertible debentures is as follows:

	June 30, 2011	6/22/2011 (Issue Date)
Face amount	$4,117,750	$4,117,750
Original issue discount	(611,462)	(617,750)
	3,506,288	3,500,000
Beneficial conversion feature and warrant allocation	(1,435,422)	(1,447,812)
Carrying value	$2,070,866	$2,052,188

The original issue discount of the convertible debentures is being amortized over their two-year life. Total amortization of the original issue discount for the three and six months ended June 30, 2011 was $6,288.

The proceeds were first allocated between the convertible debentures and the warrants based upon their relative fair values. The estimated fair value of the warrants issued with the convertible debentures of $1,018,582 was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock – $0.45 per share; estimated volatility – 84.6%; risk-free interest rate – 1.58%, expected dividend rate – 0% and expected life – 5.0 years. This resulted in allocating $788,972 to the warrants and $2,711,028 to the convertible debentures.

Next, the intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the convertible debentures and the total price to convert based on the effective conversion price. This resulted in allocating $658,840 to the beneficial conversion feature. The resulting $1,447,812 discount to the convertible debentures is being amortized over the two-year term of the convertible debentures using the effective interest method and resulted in the recognition of $12,390 of interest expense during the three and six months ended June 30, 2011.

In conjunction with the placement of the convertible debentures, we paid our investment banker $245,000 as a placement fee and issued five-year warrants to purchase 524,077 shares of our common stock at an exercise price of $0.65 per share.  All terms are identical to the warrants issued to the holders of the convertible debentures. The estimated fair value of the warrants issued with the convertible debentures of $142,601 was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock – $0.45 per share; estimated volatility – 84.6%; risk-free interest rate – 1.58%, expected dividend rate – 0% and expected life – 5.0 years.  In addition, we incurred legal and other costs of $53,500 paid in cash.  These costs, totaling $441,101 were recorded as loan costs on the accompanying balance sheet at June 30, 2011 and are being amortized to interest expense using the straight line method, which approximates the effective interest method, over the two-year term of the convertible debentures.  Total loan cost amortization for the three and six months ended June 30, 2011 was $4,827.

Interest expense related to the convertible debentures is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Amortization of original issue discount	$6,288	$-	$6,288	$-
Amortization of beneficial conversion feature and warrant allocation	12,390	-	12,390	-
Amortization of loan costs	4,827	-	4,827	-
	$23,505	$-	$23,505	$-

NOTE 7 – DERIVATIVE WARRANT LIABILITY

On February 9, 2011 we issued five-year warrants to purchase 5,254,890 shares of our common stock at an exercise price of $0.60 per share in conjunction with the private placement described in Note 10.  If we issue common stock or common stock equivalents at a price per share less than the exercise price of the warrants, the exercise price of the warrants is decreased to equal the price at which the common stock or common stock equivalents were issued.  The exercise price cannot be reduced below $0.45 per share. We determined that the potential adjustment to the exercise price of the warrants exceeded the economic dilution suffered and therefore the warrants are not to be considered indexed to our common stock and caused the warrants to be a derivative liability. Derivative financial instruments are classified as liabilities and carried at fair value at each reporting date, with changes reflected in the statements of operations.

On June 22, 2011, the exercise price of the warrants was reduced from $0.60 per share to $0.55 per share as a result of the issuance of the convertible debentures at a conversion price of $0.55 per share as described in Note 6.  As a result, we recognized the difference in the fair value of the warrants of $39,503 as of that date as an additional unrealized fair value change in the derivative gain for the three and six months ended June 30, 2011.

The following table summarizes the components of changes in our derivative warrant liability during the three and six months ended June 30, 2011:

	Three Months ended June 30, 2011	Six Months ended June 30, 2011
Beginning balance	$1,749,516	$-
Derivatives recognized upon issuance		2,090,648
Fair value change due to repricing, included in income	39,503	39,503
Unrealized fair value changes, included in income	(346,633)	(687,765)
Total unrealized gain, included in income	(307,130)	(648,262)

Ending balance	$1,442,386	$1,442,386

The Company uses the Black-Scholes option valuation model to measure the fair value of the warrants, and based on the following assumptions, a summary of the fair values are as follows:

	February 9, 2011	June 22, 2011	June 22, 2011	June 30, 2011
Exercise price	$0.60	$0.60	$0.55	$0.55
Trading market price	$0.531	$0.45	$0.45	$0.44
Expected life (years)	5.00	4.64	4.64	4.61
Equivalent volatility	102.90%	82.80%	82.80%	82.80%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.33%	1.58%	1.58%	1.76%
Fair value	$2,090,648	$1,386,411	$1,425,914	$1,442,386

NOTE 8 – LOAN PAYABLE

On May 15, 2008 Sendio entered into a three-year note payable for the purchase of a vehicle.  The note bore interest at a rate of 24.5% and was payable in 36 equal monthly installments of principal and interest of approximately $575 plus mandatory VAT and insurance.  The note was secured by the vehicle.  The note was paid in full in May, 2011.

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

The fair value of the warrants issued in our unit private placement was calculated using the Black-Scholes option valuation model with the following assumptions:

Closing market price of common stock	$0.50 to $0.56
Estimated volatility	105.5% to 108.7%
Risk free interest rate	0.54% to 0.77%
Expected dividend rate	-
Expected life	2 years

Private Placement

On February 8, 2011, we completed a private placement to eight institutional accredited investors of 4,911,112 shares of our common stock, at a purchase price of $0.45 per share, for gross proceeds of $2,210,000.  As part of the private placement, the investors were issued five-year warrants to purchase 4,911,112 shares of our common stock, at an initial exercise price of $0.60 per share.  As discussed in Note 7, the exercise price was reduced on June 22, 2011 to $0.55 per share as a result of the issuance of the convertible debentures as described in Note 6.

These warrants contain a full ratchet provision which reduces the exercise price of the warrant in the event we issue common stock or common stock equivalents at a price lower than the exercise price of the warrants.  The exercise price cannot be reduced below $0.45 per share. As such the warrants have been treated as a derivative warrant liability as discussed in Note 7.

For each of the warrants, the holder will be able to exercise the warrant on a so-called cashless basis at any time following the one-year anniversary of the closing of the private placement in which a registration statement covering the shares of our common stock underlying such warrants is not effective.

The net proceeds from the private placement totaling $2,001,901, following the payment of offering-related expenses of $208,099, are being used by us for our capital expenditure requirements and for working capital and other general corporate purposes.  At the closing of the private placement, we paid Rodman & Renshaw LLC, the placement agent for the private placement, cash compensation of 7% of the gross proceeds of the private placement and a five-year warrant to purchase up to 343,778 shares of our common stock, at an initial exercise price of $0.60 per share. As discussed in Note 7, the exercise price was reduced on June 22, 2011 to $0.55 per share as a result of the issuance of the convertible debentures as described in Note 6.

We have agreed, pursuant to the terms of a registration rights agreement with the investors, to file a shelf registration statement with respect to the resale of the shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC on or before April 10, 2011; and to use our best efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 90 days after the closing date (or 150 days in the event of a review of the shelf registration statement by the SEC). We also agreed to keep the shelf registration statement effective until all registrable securities may be sold under Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on April 10, 2011 and it was declared effective on April 18, 2011.  We evaluated any liability under the registration rights agreement at June 30, 2011 and determined no accrual was necessary.

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

Issuances of Common Stock

On June 15, 2011 we issued 250,000 shares of common stock with a fair value of $112,500 based on the closing market price as of that date of $0.45 per share to Integrated Sales Solutions for services, a company controlled by our President and Chief Operating Officer, Billy K. Hamlin.

On June 22, 2011 we issued 300,000 shares of common stock with a fair value of $135,000 based on the closing market price as of that date of $0.45 per share to Milan Gottwald pursuant to the Sendio facilities purchase agreement as described in Note 5.

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

Stock issuances

On March 17, 2011 we issued 100,000 shares of common stock from the 2007 Stock Compensation Plan with a fair value of $51,000 based on the closing market price as of that date of $0.51 per share pursuant to the settlement of a dispute with a former consultant and employee to the Company.

On October 4, 2010 we issued 470,588 shares of common stock to Phil Styles, our former Chief Executive Officer, at price of $0.51 per share based on the closing market price for our common stock as of that date.  The shares were issued pursuant to his employment agreement, which provides for the vesting of these shares as his annual salary of $240,000 is earned but unpaid.  During the six months ended June 30, 2011, Mr. Styles converted $47,670 of his salary into 93,470 shares of common stock, and the remaining 253,661 unvested shares were forfeited.

Option issuances

On March 14, 2011 our board of directors increased the number of shares of our common stock that we are authorized to issue under the 2007 Stock Incentive Plan from 10,000,000 shares to 20,000,000 shares.

Also on March 14, 2011 our board of directors issued ten-year options to purchase a total of 625,000 shares of our common stock at an exercise price of $0.52 per share based on the closing market price as of that date to certain  of our directors and an officer. The fair value of the options granted of $285,032 was calculated using the Black-Scholes option valuation model.

On April 27, 2011 we issued five-year options to purchase 2,216,129 shares of our common stock at an exercise price of $0.391 per share based on the closing market price as of that date to Scott C. Blackstone, Ph.D., our Chief Executive Officer in conjunction with his employment agreement as of that date.  The options vest monthly over three years from the date of issuance.  The fair value of the options granted of $616,084 was calculated using the Black-Scholes option valuation model.

We used the following assumptions in the calculations of the Black Scholes option valuation model to calculate the fair value of options issued during the six months ended June 30, 2011:

Closing market price of common stock	$0.391 - 0.52
Estimated volatility	92%
Risk free interest rate	2.06% - 3.36%
Expected dividend rate	-
Expected life	5-10 years

We recognized compensation expense of $615,691 and $40,001 related to the vested portion of stock and stock options based on their estimated grant date fair value as research and development expense or general and administrative expense based on the specific recipient of the award for the six months ended June 30, 2011 and 2010, respectively.

At June 30, 2011 we have unrecognized compensation expense related to stock options of $710,935, of which we anticipate $234,657 will be recognized through December 31, 2011, $205,361 will be recognized in each of the fiscal years 2012 and 2013 and $65,556 will be recognized in 2014.

Warrants

During the six months ended June 30, 2011 we issued five-year warrants to purchase 4,911,112 shares of our common stock, at an initial exercise price of $0.60 per share in a private placement as described above. On June 22, 2011, the exercise price of the warrants was reduced from $0.60 per share to $0.55 per share as a result of the issuance of the convertible debentures at a conversion price of $0.55 per share as described in Note 6. We also issued two-year warrants to purchase 401,500 shares of common stock at an exercise price of $1.00 in our unit offering, described above.  In addition, we issued five-year warrants to purchase 4,267,486 shares of our common stock, at an exercise price of $0.65 per share as described in Note 6.

During the six months ended June 30, 2011 warrants to purchase 139,750 shares of common stock with an exercise price of $0.60 per share expired unexercised.

A summary of our outstanding warrants at June 30, 2011 is as follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.38	75,000	1.8	75,000
$0.55	5,254,890	4.6	5,254,890
$0.65	4,267,486	5.0	4,267,486
$0.75	7,969,333	1.6	7,894,333
$1.00	871,900	1.5	871,900
	18,438,609	3.2	18,363,609

NOTE 11 – RELATED PARTY TRANSACTIONS

In September 2010, we entered into an agreement with Integrated Sales Solutions II, LLC (“ISS”) to enhance our capabilities in designing and establishing sales strategy and distribution channels with retail, electrical utilities, electrical distributors and government agencies. In April 2011, we entered into a six-month agreement with Hamlin Consulting, LLC to advise and assist us in defining logistics, warehousing, finished good requirements, distribution, packaging, merchandising and support for our ESL bulbs. The total fees due under the agreement are $120,000. We work closely with ISS and Hamlin Consulting to develop programs aimed at further developing these channels and potential distribution partnerships. ISS and Hamlin Consulting are owned by Billy K. Hamlin, a director of our company and our newly appointed President and Chief Operating Officer. We have paid $72,000 to ISS and $60,000 to Hamlin Consulting through June 30, 2011.

In June, 2011 we paid a consulting fee of $50,000 to SAM Advisors, LLC for services rendered to the Company.  SAM Advisors LLC is owned by William Smith, our chairman.

NOTE 12 – SUBSEQUENT EVENTS

On July 28, 2011, Billy K. Hamlin, a current member of our board of directors, was appointed to the positions of President and Chief Operating Officer of Vu1 Corporation.  As part of his employment agreement, Mr. Hamlin agreed to convert $105,000 of his annual salary into 262,500 shares of our common stock at a conversion price of $0.40 per share, based on the closing market price of our common stock on the first day of his employment.  These shares will vest in 12 equal monthly installments over the term of his employment agreement.  We have issued Mr. Hamlin stock options to purchase up to 1,400,000 shares of our common stock at an exercise price of $0.40 per share, the closing market price on his first day of employment, from Vu1’s Incentive Compensation Plan.  A total of 600,000 options will vest over the term of his employment agreement, and the remaining 800,000 options will vest upon meeting certain performance criteria set by the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

Overview

We are focused on developing, manufacturing and selling a line of mercury-free, energy efficient light bulbs based on our proprietary light-emitting technology.  For the past several years, we have primarily focused our efforts on research and product development for our Electron Stimulated Luminescence™ (ESL) technology.  In 2007, we formed Sendio s.r.o. in the Czech Republic as a wholly-owned subsidiary for continued development of our light bulbs, and to design the manufacturing processes required for commercialization and manufacturing.  During 2010, we continued our development work on the technology to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the bulbs and the design and implementation of the processes required to manufacture our light bulbs.  During the second quarter of 2010, we submitted our initial light bulb for safety certification to Underwriters Laboratories (UL) and, in October 2010, we received UL certification.  Our efforts are presently focused on our initial product, the R30 sized light bulb.  We are currently supporting initial production of this bulb and are continuing to build and enhance our manufacturing capabilities.  In addition, we are currently developing our version of the standard Edisonian A19 screw-in light bulb (and its European equivalent, the A60 bulb).  We submitted this bulb in June, 2011 for safety certification to Underwriters Laboratories (UL) and, in August 2011, we received UL certification. We presently anticipate release of the A19 bulb in the second half of 2011.  We are also developing an R40 flood light bulb for the United States commercial market and a smaller R25 light bulb for the European market to be used in recessed lighting fixtures.  The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our product at commercially feasible levels, market acceptance of the product and other factors.

During the six months ended June 30, 2011, we recognized revenue of approximately $8,000 for initial sales of our R30 light bulbs.

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

On June 22, 2011, we completed a private placement of our convertible debentures to 11 institutional investors, receiving gross proceeds of $3,500,000. Each convertible debenture was issued at a price equal to 85% of its principal amount. The convertible debentures mature two years after the date of their issuance and do not bear regularly scheduled interest. Investors may convert their convertible debentures into shares of our common stock at any time and from time to time on or before the maturity date, at a conversion price of $0.55 per share. The  convertible debentures will mandatorily convert at our option into shares of our common stock at the conversion price, if the closing bid price for the common stock exceeds $1.50 per share for a period of 10 consecutive trading days, provided that such underlying shares have been fully registered for resale with the SEC. We also issued to the investors five-year common stock purchase warrants to purchase up to 3,743,409 shares of our common stock at an exercise price of $0.65 per share. The warrants may be exercised on a cashless basis at any time after the earlier of (i) one year after the date of their issuance or (ii) the completion of the applicable holding period required by Rule 144 in the event the underlying shares have not been fully registered for resale with the SEC. We are using the net proceeds of the June 2011 private placement for our working capital and capital expenditure requirements.

On February 9, 2011, we completed a private placement to eight institutional accredited investors of 4,911,112 shares of our common stock at a purchase price of $0.45 per share, for gross proceeds of $2,210,000. As part of the private placement, the investors were issued five-year warrants to purchase up to 4,911,112 shares of our common stock at an initial exercise price of $0.60 per share. The net proceeds from the private placement, following the payment of offering-related expenses, were used by us for our capital expenditure requirements and for working capital and other general corporate purposes. In January 2011, we raised approximately $402,000 from a small group of investors through the private sale of our common stock and warrants.

We will need to raise additional capital through debt or equity financings early in the fourth quarter of 2011 to support our operations.  We have entered into an agreement to purchase the facility presently leased by Sendio in the Czech Republic.  We are using this facility to develop our ESL technology and manufacturing processes.  We will need additional funding to complete the purchase of this building.

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

Our cash as of June 30, 2011 is not sufficient to support our operations through fiscal 2011 and it will be necessary for us to seek additional financing.  See “Liquidity and Capital Resources” below.

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2011 and 2010

Revenues

We recognized revenues of $8,000 for the three months ended June 30, 2011 from initial sales of our R30 light bulb.  We had no revenues for the three months ended June 30, 2010.

Cost of Revenues

Cost of revenues is comprised of materials, labor, overheads and freight costs.  Total cost of sales was $47,357 for the three months ended June 30, 2011.  We had no cost of revenues for the three months ended June 30, 2010.

Research and Development Expenses

For the three months ended June 30, 2011 and 2010, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs.  For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research and manufacturing development related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses increased approximately $214,000 to $645,000 for the three months ended June 30, 2011 compared to $431,000 for the three months ended June 30, 2010.   The increase was related to an increase in salaries and attendant costs and materials and overhead costs related to the increased activity related to manufacturing development operations.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 and 2010 were comprised of share based compensation expenses, salaries, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased by approximately $578,000 to $1,081,000 for the three months ended June 30, 2011 compared to $503,000 for the three months ended June 30, 2010.  Non-cash charges related to share based compensation expenses increased $310,000 to $324,000 relating primarily to stock options issued to our current and our former Chief Executive Officers for the three months ended June 30, 2011 compared to $14,000 for the three months ended June 30, 2010.  The remaining increase was due to increased legal and accounting costs related to our recent placements of debt and equity securities and related registration statements, increased consulting fees related to the development of our logistics and distribution network and travel expenses.

Marketing Expenses

Marketing expenses for the three months ended June 30, 2011 and 2010 were comprised of consulting fees, stock based compensation expenses and office related expenses. Marketing expenses increased by approximately $296,000 to $361,000 for the three months ended June 30, 2011 compared to $65,000 for the three months ended June 30, 2010. Included in marketing expense for the three months ended June 30, 2011 is $113,000 of stock based compensation expense for which no prior year comparable amount exists. The remaining increase was due primarily to increases in consulting fees related to public relations, channel development and packaging costs for the three months ended June 30, 2011.

Other Income and Expense

Other income and expense for the three months ended June 30, 2011 was comprised of interest income, interest expense and derivative valuation gain.  Interest income was $26 for the three months ended June 30, 2011 compared to $0 for the three months ended June 30, 2010. The increase is due to higher average cash balances.

Interest expense for the three months ended June 30, 2011 decreased $390,000 to $24,000 compared to $414,000 for the three months ended June 30, 2010.  Interest expense relates to Sendio’s loan and capital lease obligations as discussed in Notes 8 and 9. Interest expense for the three months ended June 30, 2011 also includes the amortization related to the original issue discount, beneficial conversion feature, warrant allocation and loan costs as discussed in Note 6.   Interest expense for the three months ended June 30, 2010 also included the fair value of the warrant of $19,125 issued pursuant to a short term note payable, as well as discount and prepaid amortization of $200,000 and amortization of loan costs of $5,000 for the three months ended June 30, 2010 related to the convertible notes which were outstanding in 2010.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $307,000 during the three months ended June 30, 2011 and relates to the derivative warrant liability as discussed in Note 7.  Derivative valuation gain was $2,071,000 for the three months ended June 30, 2010 and related to the convertible debt outstanding in 2010.

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

Comparison of Results for the Six Months Ended June 30, 2011 and 2010

Revenues

We recognized revenues of $8,000 for the six months ended June 30, 2011 from initial sales of our R30 light bulb. We had no revenues for the three months ended June 30, 2010.

Cost of Revenues

Cost of revenues is comprised of materials, labor, overheads and freight costs.  Total cost of sales was $47,357 for the six months ended June 30, 2011.  We had no cost of revenues for the six months ended June 30, 2010.

Research and Development Expenses

For the six months ended June 30, 2011 and 2010, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs.  For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research and manufacturing development related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses increased approximately $264,000 to $1,213,000 for the six months ended June 30, 2011 compared to $949,000 for the six months ended June 30, 2010.   The increase was related to an increase in salaries and attendant costs and materials and overhead costs related to the increased activity related to manufacturing development operations.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 and 2010 were comprised of share based compensation expenses, salaries, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased by approximately $1,105,000 to $1,909,000 for the six months ended June 30, 2011 compared to $804,000 for the six months ended June 30, 2010.  Non-cash charges related to share based compensation expenses increased $716,000 to $751,000 relating primarily to stock options issued to directors, an officer and our current and our former Chief Executive Officers for the six months ended June 30, 2011 compared to $35,000 for the six months ended June 30, 2010.  The remaining increase was due to increased legal and accounting costs related to our recent placements of debt and equity securities and related registration statements, increased consulting fees related to the development of our logistics and distribution network and travel expenses.

Marketing Expenses

Marketing expenses for the six months ended June 30, 2011 and 2010 were comprised of consulting fees, stock based compensation expenses and office related expenses. Marketing expenses increased by approximately $411,000 to $545,000 for the six months ended June 30, 2011 compared to $134,000 for the six months ended June 30, 2010. Non-cash charges related to share based compensation expenses increased $106,000 to $113,000 relating for the six months ended June 30, 2011 compared to $7,000 for the six months ended June 30, 2010. The remaining increase was due primarily to increases in consulting fees related to public relations, channel development and packaging costs for the six months ended June 30, 2011.

Other Income and Expense

Other income and expense for the six months ended June 30, 2011 was comprised of interest income, interest expense and derivative valuation gain.  Interest income was $72 for the six months ended June 30, 2011 compared to $2 for the six months ended June 30, 2010. The increase is due to higher average cash balances.

Interest expense for the six months ended June 30, 2011 decreased $612,000 to $25,000 compared to $637,000 for the six months ended June 30, 2010.  Interest expense relates to Sendio’s loan and capital lease obligations as discussed in Notes 8 and 9. Interest expense for the six months ended June 30, 2011 also includes the amortization related to the original issue discount, beneficial conversion feature, warrant allocation and loan costs as discussed in Note 6.  Interest expense for the six months ended June 30, 2010 also included the fair value of the warrant of $19,125 issued pursuant to a short term note payable, as well as discount and prepaid amortization of $270,000 and amortization of loan costs of $9,000 for the six months ended June 30, 2010 related to the convertible notes which were outstanding in 2010.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $648,000 during the six months ended June 30, 2011 and relates to the derivative warrant liability as discussed in Note 7.  Derivative valuation gain was $3,209,000 for the six months ended June 30, 2010 and related to the convertible debt outstanding in 2010.

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

Liquidity and Capital Resources

On June 22, 2011, we completed a private placement of our convertible debentures to 11 institutional investors, receiving gross proceeds of $3,500,000.  Each convertible debenture was issued at a price equal to 85% of its principal amount.  The convertible debentures mature two years after the date of their issuance and do not bear regularly scheduled interest.  Investors may convert their convertible debentures into shares of our common stock at any time and from time to time on or before the maturity date, at a conversion price of $0.55 per share. The convertible debentures will mandatorily convert at our option into shares of our common stock at the conversion price, if the closing bid price for the common stock exceeds $1.50 per share for a period of 10 consecutive trading days, provided that such underlying shares have been fully registered for resale with the SEC. We also issued to the investors five-year common stock purchase warrants to purchase up to 3,743,409 shares of our common stock at an exercise price of $0.65 per share.  The warrants may be exercised on a cashless basis at any time after the earlier of (i) one year after the date of their issuance or (ii) the completion of the applicable holding period required by Rule 144 in the event the underlying shares have not been fully registered for resale with the SEC. We are using the net proceeds of the June 2011 private placement for our working capital and capital expenditure requirements.

On February 9, 2011, we completed a private placement to eight institutional accredited investors of 4,911,112 shares of our common stock at a purchase price of $0.45 per share, for gross proceeds of $2,210,000. As part of the private placement, the investors were issued five-year warrants to purchase up to 4,911,112 shares of our common stock at an initial exercise price of $0.60 per share. The net proceeds from the private placement, following the payment of offering-related expenses, were used by us for our capital expenditure requirements and for working capital and other general corporate purposes.  In January 2011, we raised approximately $402,000 from a small group of investors through the private sale of our common stock and warrants, including $67,000 of accounts payable converted.

As of June 30, 2011, we had no short-term debt.

We do not anticipate that our existing cash will be sufficient to fund our operations and anticipated capital expenditures for the next twelve months. We anticipate that, with our cash on hand and the proceeds from the June 2011 private placement described above, we will be able to fund our operations through October 2011.

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

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of June 30, 2011:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$1,000,748	$500,374	$500,374	—	—

Impact of Inflation

We expect to be able to pass inflationary increases for raw materials and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we do not believe our products are seasonal.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates on an ongoing basis and base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at that time.  The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the dollar amounts reported on our financial statements.  Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant estimates used in the preparation of our financial statements and are important to the understanding of our results of operations.  This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to your understanding of our company.  For a detailed discussion on the application of these and our other accounting policies, see Note 2 to our Consolidated Financial Statements included in this Report.

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

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. Significant fair value measurements resulted from our discount and beneficial conversion feature and warrant allocation on our convertible notes and our share-based payment arrangements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective at June 30, 2011.

In connection with its review of our quarterly results for the period ended June 30, 2011 our independent auditor identified a material adjustment that was required to recognize the warrant allocation and beneficial conversion feature of the convertible debentures as discussed in Note 6 to the condensed consolidated financial statements.  As a result, we have concluded that there is a material weakness regarding the process surrounding the identification and analysis of these features contained in our convertible debentures.  We are currently evaluating how to effectively remediate this material weakness.  In this regard, we continue to review our disclosure controls and procedures, including our internal control over financial reporting, and intend to make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 15, 2011 we issued 250,000 shares of common stock with a fair value of $112,500 based on the closing market price as of that date of $0.45 per share to Integrated Sales Solutions for services, a company controlled by our President and Chief Operating Officer, Billy K. Hamlin.

On June 22, 2011 we issued 300,000 shares of common stock with a fair value of $135,000 based on the closing market price as of that date of $0.45 per share to Milan Gottwald pursuant to the Sendio facilities purchase agreement.

ITEM 6.  EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott C. Blackstone, Ph.D., Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries, Chief Financial Officer

32.1
Certification of Scott C. Blackstone, Ph.D., Chief Executive Officer, and Matthew DeVries, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VU1 CORPORATION
(Registrant)

Dated: August 15, 2011

By:	/s/ Scott C. Blackstone, Ph.D.
Scott C. Blackstone
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)