Form 10-Q
period 2011-09-30
Vu1 CORP
filed 2011-11-21
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

On November 15, 2011, there were 111,356,926 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page Number
PART I Financial Information

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of September 30, 2011 and December 31, 2010	1
Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2011 and 2010	2
Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	3
Notes to Condensed Consolidated Financial Statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 4. Controls and Procedures	23

PART II Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 6. Exhibits	23

Signatures	24

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report to “we,” “us,” “our,” and the “Company” are to Vu1 Corporation, Sendio, s.r.o., our Czech subsidiary, and Telisar Corporation, our inactive subsidiary.

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

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDSENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
ASSETS	2011	2010
Current assets
Cash	$182,483	$119,619
Accounts receivable	7,816	-
Inventory	98,146	-
Tax refund receivable	92,311	37,847
Prepaid expenses	159,815	63,878

Total current assets	540,571	221,344

Non-current assets
Equipment, net of accumulated depreciation
of $318,424 and $238,632, respectively	236,991	286,043
Construction in process	279,186	261,771
Deposit on building purchase	1,276,558	999,771
Loan costs	380,759	-
Total assets	$2,714,065	$1,768,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$555,263	$515,128
Accrued payroll	199,988	198,201
Loan payable, current portion	-	2,167
Capital lease obligation, current portion	5,734	5,207
Total current liabilities	760,985	720,703
Long-term liabilities
Convertible debentures, net of discount of $1,831,086 and $0, respectively	2,286,664	-
Derivative warrant liability	900,159	-
Capital lease obligation, net of current portion	6,021	9,192
Total liabilities	3,953,829	729,895

Stockholders' equity
Vu1 Corporation's stockholders' equity (deficit)
Preferred stock, $1.00 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value; 200,000,000 shares authorized;
111,356,926 and 104,992,350 shares issued and outstanding, respectively	74,784,328	71,597,111
Accumulated deficit	(75,978,219)	(70,499,569)
Accumulated other comprehensive income	50,182	37,547
Total Vu1 Corporation's stockholders' equity (deficit)	(1,143,709)	1,135,089
Non-controlling interest	(96,055)	(96,055)
Total stockholders' equity (deficit)	(1,239,764)	1,039,034
Total liabilities and stockholders' equity	$2,714,065	$1,768,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue	$-	$-	$7,816	$-
Cost of revenue	-	-	47,357	-

Gross profit	-	-	(39,541)	-

Operating expenses
Research and development	1,641,288	479,108	2,854,681	1,428,537
General and administrative	808,014	717,496	2,717,284	1,521,314
Marketing	216,398	141,987	761,272	276,167
Total operating expenses	2,665,700	1,338,591	6,333,237	3,226,018

Loss from operations	(2,665,700)	(1,338,591)	(6,372,778)	(3,226,018)

Other income (expense)
Interest income	103	12	175	14
Other income	-	-	-	36,590
Interest expense	(271,839)	(601,867)	(296,536)	(1,239,077)
Derivative valuation gain (loss)	542,227	(1,629,942)	1,190,489	1,578,851
Loss on extinguishment of debt	-	(215,873)	-	(215,873)
Total other income (expense)	270,491	(2,447,670)	894,128	160,505

Loss before provision for income taxes	(2,395,209)	(3,786,261)	(5,478,650)	(3,065,513)

Provision for income taxes	-	-	-	-

Net loss	$(2,395,209)	$(3,786,261)	$(5,478,650)	$(3,065,513)

Other comprehensive income (loss):
Foreign currency translation adjustments	(146,592)	133,527	12,635	3,900

Comprehensive loss	$(2,541,801)	$(3,652,734)	$(5,466,015)	$(3,061,613)

Loss per share
Basic	$(0.02)	$(0.04)	$(0.05)	$(0.04)
Diluted	$(0.02)	$(0.04)	$(0.05)	$(0.04)
Weighted average shares outstanding
Basic	111,277,035	86,626,514	110,089,927	86,264,585
Diluted	111,277,035	86,626,514	110,089,927	86,264,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:

Net loss	$(5,478,650)	$(3,065,513)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation	74,048	66,073
Share-based compensation	919,520	550,413
Issuance of stock for services	313,531	-
Issuance of warrant for services	-	6,722
Issuance of warrant for interest	-	19,125
Amortization of discount and prepaid interest on long-term convertible notes	234,476	692,526
Amortization of loan costs	60,342	28,421
Derivative valuation gain	(1,190,489)	(1,578,851)
Loss on extinguishmen of debt	-	215,873
Changes in assets and liabilities:
Accounts receivable	(7,816)	-
Inventory	(102,405)	-
Tax refund receivable	(55,269)	(3,675)
Prepaid expenses	(94,475)	(7,868)
Accounts payable	153,911	292,847
Accrued payroll	(6,843)	(88,054)
Accrued interest	-	348,079
Net cash flows from operating activities	(5,180,119)	(2,523,882)

Cash flows from investing activities:
Purchases of equipment and construction in process	(18,826)	(44,590)
Deposits on building purchase	(247,622)	(267,530)
Net cash flows from investing activities	(266,448)	(312,120)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable and warrants	3,500,000	2,819,089
Proceeds from sales of common stock and warrants	2,336,901	-
Cash paid for loan costs	(298,500)	-
Payments on loan payable	(2,350)	(3,105)
Payments on capital lease obligations	(2,989)	(2,989)
Net cash flows from financing activities	5,533,062	2,812,995

Effect of exchange rate changes on cash	(23,631)	(32,651)

Net change in cash	62,864	(55,658)

Cash, beginning of period	119,619	366,303

Cash, end of period	$182,483	$310,645

Cash paid for interest	$1,718	$203,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

General

All references in these consolidated financial statements to “we,” “us,” “our,” and the “Company” are to Vu1 Corporation, Sendio, s.r.o., our Czech subsidiary, and Telisar Corporation, our inactive subsidiary unless otherwise noted or indicated by its context.

We are focused on developing, manufacturing and selling a line of mercury free, energy efficient light bulbs based on our proprietary light-emitting technology. For the past several years, we have primarily focused on research and development efforts for our technology products and the related manufacturing processes.

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and pilot manufacturing facility.

We have one inactive subsidiary, Telisar Corporation, a California corporation and 66.67% majority-owned subsidiary.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2010 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the quarterly period ended September 30, 2011 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (CZK).  The accounts of Sendio contained in the accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010 have been translated into United States dollars at the exchange rate prevailing as of those dates. Translation adjustments are included in “Accumulated Other Comprehensive Income,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 have been translated using the average exchange rates prevailing for the respective periods.  Sendio recorded an aggregate of $3,678, $17,365, ($7,905) and $10,443 of foreign currency transaction gain (loss) to general and administrative expense in the accompanying statements of operations for the three and nine months ended September 30, 2011 and 2010, respectively.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2011 and December 31, 2010, we had no cash in excess of federally insured limits in effect as of those dates, respectively.

Inventory

Inventory is comprised of components, raw materials and packaging used for the production of our lighting products.  Inventory is stated at the lower of average cost or net realizable value. An allowance for inventory obsolescence is provided when the market value of inventory items is lower than their cost.

Equipment

Equipment is comprised of equipment used in the manufacturing process and related testing and development of our lighting products and is stated at cost. We provide for depreciation using the straight-line method over the estimated useful lives of three to fifteen years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of equipment are reflected in the statements of operations.

Construction in Process

Construction in process is comprised of assets to be used in the manufacturing operations in the Czech Republic not in service as of September 30, 2011 and December 31, 2010.  These assets, when placed in service will be reclassified to equipment and depreciated over their estimated useful lives.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, receivables, payables and accrued liabilities, derivative financial instruments , convertible debentures, and loans payable. The fair value of our cash, receivables, payables and accrued liabilities and loans payable are carried at historical cost; their respective estimated fair values approximate their carrying values.  The fair value of our convertible debentures is $3,578,735 at September 30, 2011 based on the present value of the future cash flows of the instrument.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three and nine months ended September 30, 2011 and 2010, research and development expenses were comprised primarily of technical consulting expenses, salaries and related benefits and overheads, rent, materials and operational costs related to the development of the production line.

Share-Based Payments

We account for share-based compensation expense to reflect the fair value of share-based awards measured at the grant date.  This expense is recognized over the requisite service period and is adjusted each period for anticipated forfeitures. We estimate the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. On October 26, 2007, our Board of Directors approved the Vu1 Corporation 2007 Stock Incentive Plan (“Stock Incentive Plan”).  On March 14, 2011, our Board of Directors increased the number of shares of our common stock that we are authorized to issue under our 2007 Stock Incentive Plan from 10,000,000 shares to 20,000,000 shares.  A majority of our stockholders approved the amendment to the Stock Incentive Plan on October 10, 2011.

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

The following potentially dilutive shares of common stock are excluded from the computation of diluted net income (loss) per share for all periods presented because the effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Warrants	18,438,609	10,994,232	18,438,609	10,994,232
Convertible debt	7,486,815	-	7,486,815	-
Stock options	11,823,541	6,255,015	11,823,541	6,255,015
Unvested stock	216,598	71,625	216,598	71,625
Total potentially dilutive securities	37,965,563	17,320,872	37,965,563	17,320,872

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the nine months ended September 30, 2011 we had no significant revenues, incurred a net loss of $5.5 million, and had negative cash flows from operations of $5.2 million. In addition, we had an accumulated deficit of $76.0 million at September 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

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

In October and November, 2011 we raised gross proceeds of $375,000 in a private placement of convertible notes and warrants to certain accredited individual investors.  See Note 12, “Subsequent Events”.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Sendio Facility Operating Lease and Purchase Agreement

On June 22, 2011, Sendio s.r.o. amended the lease agreement (the “New Lease Agreement”), dated December 2, 2009, for its existing office and manufacturing facilities located in the city of Olomouc in the Czech Republic.  The amendment extended the termination date of the lease from June 30, 2011 to June 30, 2013.  There were no changes in the rent to be paid for the facilities. The annual rent remains CZK 13,365,000, plus applicable VAT taxes (CZK 1,113,750 per month), less amounts paid by existing tenants in the building.  The present rent is CZK 719,556, plus applicable VAT taxes per month after offset of the amounts paid by existing tenants, and will increase if the existing tenants vacate the premises by the amount paid by the vacating tenant. Our rent increased on September 1, 2011 by CZK 357,633 to CZK 1,074,189 due to an existing tenant vacating the premises. Sendio is responsible for utilities, maintenance and certain other costs as defined in the New Lease Agreement.

In addition, on June 22, 2011, Sendio amended and restated the purchase agreement, effective December 9, 2008 and amended March 3, 2009 and December 2, 2009 (the “Purchase Agreement”), for the same facilities with Milan Gottwald (“Mr. Gottwald”), the owner. Under the Purchase Agreement, Sendio has made installment payments totaling CZK 23,084,224 into an escrow account through September 30, 2011 to be applied against the total purchase price of CZK 179,000,000.  This amount has been recorded as a Deposit on building purchase at September 30, 2011 on the accompanying balance sheet.

The remaining purchase price of CZK 156,332,316 at June 22, 2011 is to be paid as follows:

•
Payments totaling CZK 3,332,316 payable in 24 monthly installments beginning July 1, 2011 of CZK 138,847 through June 30, 2013 into the escrow account. If any required installment is not made timely as defined in the Purchase Agreement, Mr. Gottwald is entitled to claim a contractual fine of 60% per year on the past-due amount. All Payments were made timely through September 30, 2011.

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

We had previously guaranteed payment by Sendio of up to a maximum of CZK 13,500,000 under the Purchase Agreement. This guarantee has been fully satisfied and released.

Also in conjunction with the Purchase Agreement, we agreed to privately issue 300,000 shares of our common stock valued at $135,000 based on the closing market price on the effective date of the agreement of $0.45 per share, to Mr. Gottwald.  This amount has been recorded as general and administrative expenses in the accompanying statements of operations for the three and nine months ended September 30, 2011.

Other Lease Agreements

On November 1, 2010, we entered into a six month lease agreement for office space for our corporate headquarters located in New York, New York.  Monthly rental payments are $1,320 under the lease.  Subsequent to the expiration of the initial term, the lease agreement continued on a month-to-month basis.

Total rent expense was $155,614, $117,961, $413,796 and $352,839 for the three and nine months ended September 30, 2011 and 2010, respectively.

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

On February 18, 2010, we entered into a Financial Advisory and Investment Banking Services Agreement to assist us with our fundraising efforts which terminated on June 30, 2010.  The agreement specified compensation for the placement of equity securities of 8% of any gross proceeds, plus warrants equal to 8% of the shares of common stock issued or issuable in any financing from investors identified by the investment banking firm.  In addition, if the investment banking firm moves to conduct a syndicated offering with other brokers, an additional 2% of gross proceeds for a management fee and 3% of gross proceeds will be due for a non-accountable expense allowance plus warrants equal to 5% of shares of common stock issued or issuable in such financing.   The agreement also specified compensation of 6% of gross proceeds with 6% warrant coverage for any mezzanine debt financing and 1.5% of gross proceeds for senior debt with no warrant coverage.

The obligation for payment of fees and warrants as specified above survived until June 30, 2011 for any amounts raised from investors identified and contacted by the investment banking firm.  No amounts are due under this agreement.

On March 10, 2010, we entered into an Investment Banking Agreement to assist us with our fundraising efforts, which expired in June, 2010.  The agreement specified compensation of 7% of any gross proceeds plus warrants equal to 7% of the number of common shares issued or issuable upon conversion in any financing transaction from investors identified by the investment banking firm. In addition, the investment banking firm has a right of first refusal under certain circumstances for a period of 18 months following the termination of the agreement under certain circumstances as defined in the agreement.  The obligation for payment of these fees and warrants survives for one year subsequent to the termination of the agreement for any amounts raised from investors identified and contacted by the investment banking firm.  No amounts are presently due under this agreement.

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

Pursuant to a Registration Rights Agreement, dated as of June 16, 2011, with the investors, we agreed to file a shelf registration statement covering the resale of the shares of common stock issuable upon the conversion of the convertible debentures and exercise of the warrants within 30 days after the closing, use our best efforts to cause the shelf registration statement to be declared effective within 90 days after the closing (or 120 days in the event of a “full review” by the SEC), and keep the shelf registration statement effective until the underlying shares have been sold or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on July 15, 2011 and it was declared effective on July 26, 2011.  We evaluated any liability under the registration rights agreement at September 30, 2011 and determined no accrual was necessary.

The carrying value at September 30, 2011 and June 22, 2011 (inception) of the convertible debentures is as follows:

	September 30, 2011	June 22, 2011 (Issue Date)
Face amount	$4,117,750	$4,117,750
Original issue discount	(539,015)	(617,750)
	3,578,735	3,500,000
Beneficial conversion feature and warrant allocation	(1,292,071)	(1,447,812)
Carrying value	$2,286,664	$2,052,188

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

Next, the intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the convertible debentures and the total price to convert based on the effective conversion price. This resulted in allocating $658,840 to the beneficial conversion feature. The resulting $1,447,812 discount to the convertible debentures is being amortized over the two-year term of the convertible debentures using the effective interest method.

In conjunction with the placement of the convertible debentures, we paid our investment banker $245,000 as a placement fee and issued five-year warrants to purchase 524,077 shares of our common stock at an exercise price of $0.65 per share.  All terms are identical to the warrants issued to the holders of the convertible debentures. The estimated fair value of the warrants issued with the convertible debentures of $142,601 was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock – $0.45 per share; estimated volatility – 84.6%; risk-free interest rate – 1.58%, expected dividend rate – 0% and expected life – 5.0 years.  In addition, we incurred legal and other costs of $53,500 paid in cash.  These costs, totaling $441,101 were recorded as loan costs on the accompanying balance sheet on the date of issuance and are being amortized to interest expense using the straight line method, which approximates the effective interest method, over the two-year term of the convertible debentures.

Interest expense related to the convertible debentures is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Amortization of original issue discount	$72,447	$-	$78,735	$-
Amortization of beneficial conversion feature and warrant allocation	143,351	-	155,741	-
Amortization of loan costs	55,515	-	60,342	-
	$271,313	$-	$294,818	$-

NOTE 7 – DERIVATIVE WARRANT LIABILITY

On February 9, 2011, we issued five-year warrants to purchase 5,254,890 shares of our common stock at an exercise price of $0.60 per share in conjunction with the private placement described in Note 10.  If we issue common stock or common stock equivalents at a price per share less than the exercise price of the warrants, the exercise price of the warrants is decreased to equal the price at which the common stock or common stock equivalents were issued.  The exercise price cannot be reduced below $0.45 per share. We determined that the potential adjustment to the exercise price of the warrants exceeded the economic dilution suffered and therefore the warrants are not to be considered indexed to our common stock and causes the warrants to be a derivative liability. Derivative financial instruments are classified as liabilities and carried at fair value at each reporting date, with changes reflected in the statements of operations.

On June 22, 2011, the exercise price of the warrants was reduced from $0.60 per share to $0.55 per share as a result of the issuance of the convertible debentures at a conversion price of $0.55 per share as described in Note 6.  As a result, we recognized the difference in the fair value of the warrants of $39,503 as of that date as an additional unrealized fair value change in the derivative gain for the three and nine months ended September 30, 2011.

The following table summarizes the components of changes in our derivative warrant liability during the three and nine months ended September 30, 2011:

	Three Months ended September 30, 2011	Nine Months ended September 30, 2011
Beginning balance	$1,442,386	$-
Derivatives recognized upon issuance	-	2,090,648
Fair value change due to repricing, included in income	-	39,503
Unrealized fair value changes, included in income	(502,724)	(1,190,489)
Total unrealized gain, included in income	(502,724)	(1,150,986)
Ending balance	$939,662	$939,662

The Company uses the Black-Scholes option valuation model to measure the fair value of the warrants, and based on the following assumptions, a summary of the fair values are as follows:

	February 9, 2011	June 22, 2011	June 22, 2011	September 30, 2011
Exercise price	$0.60	$0.60	$0.55	$0.55
Trading market price	$0.531	$0.45	$0.45	$0.37
Expected life (years)	5.00	4.64	4.64	4.36
Equivalent volatility	102.90%	82.80%	82.80%	71.50%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.33%	1.58%	1.58%	0.98%
Fair value	$2,090,648	$1,386,411	$1,425,914	$939,662

NOTE 8 – LOAN PAYABLE

On May 15, 2008, Sendio entered into a three-year note payable for the purchase of a vehicle.  The note bore interest at a rate of 24.5% and was payable in 36 equal monthly installments of principal and interest of approximately $575 plus mandatory VAT and insurance.  The note was secured by the vehicle.  The note was paid in full in May, 2011.

NOTE 9 – CAPITAL LEASE OBLIGATION

On May 30, 2008, Sendio entered into a five-year lease agreement for the purchase of certain equipment.  The capital lease obligation bears interest at a rate of 7.7% and requires payments of principal and interest of approximately $630 plus mandatory VAT and insurance over the 60-month term of the lease. The assets acquired under the capital lease obligation are being depreciated over the five-year term of the lease.

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

Common Stock

Unit Offering

From January 12 to February 4, 2011, we sold 401,500 units at a subscription price of $1.00 per unit for net proceeds of $401,500 in our unit private placement.  Each unit consisted of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $1.00 per share.  A total of 803,000 shares of common stock and warrants to purchase 401,500 shares of common stock at an exercise price of $1.00 were issued.  Included in these amounts are 133,000 shares of our common stock and 66,500 warrants issued upon the conversion of $66,500 in accounts payable to R. Gale Sellers, our former Chief Executive Officer and board member.

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

These warrants contain a full ratchet provision which reduces the exercise price of the warrant in the event we issue common stock or common stock equivalents at a price lower than the exercise price of the warrants.  The exercise price cannot be reduced below $0.45 per share. As such, the warrants have been treated as a derivative warrant liability as discussed in Note 7.

For each of the warrants, the holder will be able to exercise the warrant on a so-called cashless basis at any time following the one-year anniversary of the closing of the private placement in which a registration statement covering the shares of our common stock underlying such warrants is not effective.

The net proceeds from the private placement totaling $2,001,901, following the payment of offering-related expenses of $208,099, were used by us for our capital expenditure requirements and for working capital and other general corporate purposes.  At the closing of the private placement, we paid Rodman & Renshaw LLC, the placement agent for the private placement, cash compensation of 7% of the gross proceeds of the private placement and a five-year warrant to purchase up to 343,778 shares of our common stock, at an initial exercise price of $0.60 per share. As discussed in Note 7, the exercise price was reduced on June 22, 2011 to $0.55 per share as a result of the issuance of the convertible debentures as described in Note 6.

We agreed, pursuant to the terms of a registration rights agreement with the investors, to file a shelf registration statement with respect to the resale of the shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC on or before April 10, 2011; and to use our best efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 90 days after the closing date (or 150 days in the event of a review of the shelf registration statement by the SEC). We also agreed to keep the shelf registration statement effective until all registrable securities may be sold under Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on April 10, 2011 and it was declared effective on April 18, 2011.  We evaluated any liability under the registration rights agreement at September 30, 2011 and determined no accrual was necessary.

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

Issuances of Common Stock

On June 22, 2011, we issued 300,000 shares of common stock with a fair value of $135,000 based on the closing market price as of that date of $0.45 per share to Milan Gottwald pursuant to the Sendio facilities purchase agreement as described in Note 5.

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

Stock issuances

On March 17, 2011, we issued 100,000 shares of common stock from the 2007 Stock Incentive Plan with a fair value of $51,000 based on the closing market price as of that date of $0.51 per share pursuant to the settlement of a dispute with a former consultant and employee to the Company.

On June 15, 2011, we issued 250,000 shares of common stock with a fair value of $112,500 based on the closing market price as of that date of $0.45 per share for services to Integrated Sales Solutions, a company controlled by our President and Chief Operating Officer, Billy K. Hamlin.

On July 28, 2011, Bill K. Hamlin, a current member of our board of directors, was appointed to the positions of President and Chief Operating Officer of Vu1.  As part of his employment agreement, Mr. Hamlin agreed to convert $105,000 of his annual salary into 262,500 shares of our common stock at a conversion price of $0.40 per share, based on the closing market price of our common stock on the first day of his employment.  These shares will vest in twelve equal monthly installments over the term of his employment agreement.  We recognized a total of $18,361 of compensation expense relative to the 45,902 shares that vested for the three and nine months ended September 30, 2011.

On October 4, 2010, we issued 470,588 shares of common stock to Phil Styles, our former Chief Executive Officer, at price of $0.51 per share based on the closing market price for our common stock as of that date.  The shares were issued pursuant to his employment agreement, which provides for the vesting of these shares as his annual salary of $240,000 is earned but unpaid.  During the nine months ended September 30, 2011, Mr. Styles converted $47,670 of his salary into 93,470 shares of common stock, and the remaining 253,661 unvested shares were forfeited.

Option issuances

On March 14, 2011, our board of directors increased the number of shares of our common stock that we are authorized to issue under the 2007 Stock Incentive Plan from 10,000,000 shares to 20,000,000 shares. A majority of our stockholders approved the amendment to the Stock Incentive Plan on October 10, 2011.

Also on March 14, 2011, our board of directors issued ten-year options to purchase a total of 625,000 shares of our common stock at an exercise price of $0.52 per share based on the closing market price as of that date to certain  of our directors and an officer. The fair value of the options granted of $285,032 was calculated using the Black-Scholes option valuation model.

On April 27, 2011, we issued five-year options to purchase 2,216,129 shares of our common stock at an exercise price of $0.391 per share based on the closing market price as of that date to Scott C. Blackstone, Ph.D., our Chief Executive Officer, in conjunction with his employment agreement as of that date.  The options vest monthly over three years from the date of issuance.  The fair value of the options granted of $616,084 was calculated using the Black-Scholes option valuation model.

On July 28, 2011, we issued stock options to purchase up to 1,400,000 shares of our common stock at an exercise price of $0.40 per share, the closing market price on Bill K. Hamlin’s first day of employment, from the Stock Incentive Plan.  A total of 600,000 options will vest over the term of his employment agreement, and the remaining 800,000 options will vest upon meeting certain performance criteria set by the Company.  The fair value of the options granted of $244,580 was calculated using the Black-Scholes option valuation model.

On August 22, 2011, we issued stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.39 per share, the closing market price on the date of issuance, to certain directors and an officer from the Stock Incentive Plan.  The options vest upon issuance.  The fair value of the options granted of $246,500 was calculated using the Black-Scholes option valuation model.

On September 12, 2011, we issued stock options to purchase 100,000 shares of our common stock at an exercise price of $0.39 per share, the closing market price on the date of issuance, to an employee from the Stock Incentive Plan.  The options vest ratably over five years.  The fair value of the options granted of $23,190 was calculated using the Black-Scholes option valuation model.

We used the following assumptions in the calculations of the Black Scholes option valuation model to calculate the fair value of options issued during the nine months ended September 30, 2011:

Closing market price of common stock	$0.391 - 0.52
Estimated volatility	92%
Risk free interest rate	2.06% - 3.36%
Expected dividend rate	-
Expected life	5-10 years

We recognized compensation expense of $919,520 and $550,413 related to the vested portion of stock and stock options based on their estimated grant date fair value as research and development expense or general and administrative expense based on the specific recipient of the award for the nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, there are 216,598 shares of unvested restricted stock issued in 2011 of which we anticipate $86,639 of unrecognized compensation expense will be recognized ratably through the vesting date of July 27, 2012.   At September 30, 2011, we have unrecognized compensation expense related to stock options of $777,834, of which we anticipate $79,996 will be recognized through December 31, 2011, $413,368, $212,904 and $71,566 will be recognized in fiscal year 2012, and 2013 and 2014, respectively.

Warrants

During the nine months ended September 30, 2011, we issued five-year warrants to purchase 4,911,112 shares of our common stock, at an initial exercise price of $0.60 per share in a private placement as described above. On June 22, 2011, the exercise price of the warrants was reduced from $0.60 per share to $0.55 per share as a result of the issuance of the convertible debentures at a conversion price of $0.55 per share as described in Note 6. We also issued two-year warrants to purchase 401,500 shares of common stock at an exercise price of $1.00 in our unit offering, described above.  In addition, we issued five-year warrants to purchase 4,267,486 shares of our common stock, at an exercise price of $0.65 per share as described in Note 6.

During the nine months ended September 30, 2011, warrants to purchase 139,750 shares of common stock with an exercise price of $0.60 per share expired unexercised.

A summary of our outstanding warrants at September 30, 2011 is as follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.38	75,000	1.6	75,000
$0.55	5,254,890	4.4	5,254,890
$0.65	4,267,486	4.7	4,267,486
$0.75	7,969,333	1.4	7,894,333
$1.00	871,900	1.2	871,900
	18,438,609	3.0	18,363,609

NOTE 11 – RELATED PARTY TRANSACTIONS

In September 2010, we entered into an agreement with Integrated Sales Solutions II, LLC (“ISS”) to enhance our capabilities in designing and establishing sales strategy and distribution channels with retail, electrical utilities, electrical distributors and government agencies. In April 2011, we entered into a six-month agreement with Hamlin Consulting, LLC to advise and assist us in defining logistics, warehousing, finished good requirements, distribution, packaging, merchandising and support for our ESL bulbs. The total fees due under the agreement are $120,000. We work closely with ISS and Hamlin Consulting to develop programs aimed at further developing these channels and potential distribution partnerships. ISS and Hamlin Consulting are owned by Bill K. Hamlin, a director of our company and our newly appointed President and Chief Operating Officer. We have paid $108,000 to ISS and $120,000 to Hamlin Consulting through September 30, 2011.

In June 2011, we paid a consulting fee of $50,000 to SAM Advisors, LLC for services rendered to the Company.  SAM Advisors LLC is owned by William B. Smith, our Chairman.

In August 2011, we paid $25,000 to William B. Smith, our Chairman and $25,000 to Greg Owens, then a director, for consulting services rendered to the Company.

NOTE 12 – SUBSEQUENT EVENTS

In October and November 2011, we received $375,000 in gross proceeds from five existing stockholders in an interim bridge loan financing involving the issuance of 12% convertible promissory notes and warrants to purchase common stock.  Included in the proceeds was $50,000 received from Mark W. Weber, a member of our board of directors. Under the notes, the loans are due upon the earlier of (a) the closing of our proposed public offering of common stock, which is contemplated to be in December 2011, or other round of financing pursuant to which shares of common stock or other equity securities are issued by us for aggregate consideration of not less than $5,000,000, through the (i) conversion of the note, including accrued interest, or (ii) at the lender’s option, repayment of the note, or (b) in any event, two years after the issuance of the note.  The number of shares of common stock issuable upon conversion of the note will be based on a conversion price equal to a 15% discount to the price obtained in the public offering or other round of equity financing.  In the event we fail to repay the promissory note on or before November 30, 2011, the note’s interest rate will be increased to 15% per annum.

In addition to interest on the promissory note, each note holder received a warrant to purchase the number of shares of common stock determined by dividing 115% of the principal amount of the note by the price at which our common stock is sold in the public offering or other round of equity financing, times 100%.  The warrants will be exercisable at any time, commencing 90 days after the closing of the public offering or other round of financing, and from time to time for a period of three years after the issuance date, at an exercise price of $0.55 per share (subject to appropriate adjustment in the event of any subsequent stock split or similar transaction).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

Overview

Overview

We are focused on designing, developing and selling a line of mercury-free, energy efficient lighting products based on our proprietary light-emitting technology.  For the past several years, we have primarily focused our efforts on research and product development of our Electron Stimulated Luminescence™ (ESL) technology.  In 2007, we formed Sendio s.r.o. in the Czech Republic as a wholly-owned subsidiary for continued development of our lighting products, and to design the manufacturing processes required for commercialization and manufacturing.  During 2010, we continued our development work on the technology to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the products and the design and implementation of the processes required to manufacture our lights.  During the second quarter of 2010, we submitted our initial light for safety certification to Underwriters Laboratories (UL®) and, in October 2010, we received that certification.  Our efforts are presently focused on this initial product, the R30 size light for recessed fixtures.  We are currently supporting initial production of this light and are continuing to enhance our manufacturing capabilities through an outsourcing arrangement.  In addition, we are currently developing our version of the standard Edisonian A19 screw-in light (and its European equivalent, the A60), the most common general purpose electric light in the world.  We submitted this light in June 2011 for safety certification to UL and, in August 2011, we received certification.  We presently anticipate release of the A19 light in the second quarter of 2012.  We are also developing an R40 flood light for the United States commercial market and a smaller R63 light for the European market to be used in currently-installed recessed lighting fixtures.  The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our products on a large scale commercial basis, market acceptance of the products and other factors noted in the "Risk Factors" section of this prospectus.  During 2009, 2010 and the first quarter of 2011, we had no revenues.  During the nine months ended September 30, 2011, we recognized revenue of approximately $8,000 from initial sales of our R30 reflector light.

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

Prior Private Placements

On June 22, 2011, we completed a private placement of our convertible debentures to 11 institutional investors, receiving gross proceeds of $3,500,000. Each convertible debenture was issued at a price equal to 85% of its principal amount. The convertible debentures mature two years after the date of their issuance and do not bear regularly scheduled interest. Investors may convert their convertible debentures into shares of our common stock at any time and from time to time on or before the maturity date, at a conversion price of $0.55 per share. The  convertible debentures will mandatorily convert at our option into shares of our common stock at the conversion price, if the closing bid price for the common stock exceeds $1.50 per share for a period of 10 consecutive trading days, provided that such underlying shares have been fully registered for resale with the SEC. We also issued to the investors five-year common stock purchase warrants to purchase up to 3,743,409 shares of our common stock at an exercise price of $0.65 per share. The warrants may be exercised on a cashless basis at any time after the earlier of (i) one year after the date of their issuance or (ii) the completion of the applicable holding period required by Rule 144 in the event the underlying shares have not been fully registered for resale with the SEC. We used the net proceeds of the June 2011 private placement for our working capital and capital expenditure requirements.

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

Our emphasis on the development of our planned products, the additional manufacturing processes required and commercial manufacturing, distribution, marketing and branding and the development of sales channels surrounding our lighting products will command management’s primary attention during 2011.  It will also comprise the primary use of our financial resources. In 2011, our success will depend on our ability to develop our planned products that meet industry standards, obtain commercial manufacturing, generate market awareness and acceptance of our planned products, protect our technology through patents and trade secrets, and obtain additional funding to finance our operations.  If we are unable, for technological, financial, competitive or other reasons to successfully meet these goals our business and operations will be adversely affected.

Our cash as of September 30, 2011 is not sufficient to support our operations through fiscal 2011 and it will be necessary for us to seek additional financing.  See “Liquidity and Capital Resources” below.

Results of Operations

Comparison of Results for the Three Months Ended September 30, 2011 and 2010

Revenues

We recognized no revenues for the three months ended September 30, 2011 and 2010.

Research and Development Expenses

For the three months ended September 30, 2011 and 2010, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs.  For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research and manufacturing development related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses increased approximately $1,162,000 to $1,641,000 for the three months ended September 30, 2011 compared to $479,000 for the three months ended September 30, 2010.   The increase was primarily related to an increase in technical consulting fees relative to the development of the electronics, as well as increases in salaries and attendant costs and materials and overhead costs related to the increased activity of our manufacturing development operations.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 and 2010 were comprised of share-based compensation expenses, salaries, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased by approximately $91,000 to $808,000 for the three months ended September 30, 2011 compared to $717,000 for the three months ended September 30, 2010.  Non-cash charges related to share-based compensation expenses decreased $138,000 to $370,000 relating primarily to stock options issued to our current and our former chief executive officers and directors for the three months ended September 30, 2011 compared to $508,000 for the three months ended September 30, 2010.  This was offset by increased legal and accounting costs related to our recent private placements of debt and equity securities and related registration statements, increased consulting fees related to the development of our logistics and distribution network and travel expenses.

Marketing Expenses

Marketing expenses for the three months ended September 30, 2011 and 2010 were comprised of consulting fees, share-based compensation expenses and office related expenses. Marketing expenses increased by approximately $74,000 to $216,000 for the three months ended September 30, 2011 compared to $142,000 for the three months ended September 30, 2010. The increase was due primarily to increases in salaries and attendant costs, consulting fees related to public relations, channel development and packaging costs for the three months ended September 30, 2011.

Other Income and Expense

Other income and expense for the three months ended September 30, 2011 was comprised of interest income, interest expense and derivative valuation gain (loss).  Interest income was $103 for the three months ended September 30, 2011 compared to $12 for the three months ended September 30, 2010. The increase was due to higher average cash balances.

Interest expense for the three months ended September 30, 2011 decreased $330,000 to $272,000 compared to $602,000 for the three months ended September 30, 2010.  Interest expense related to Sendio’s loan and capital lease obligations as discussed in Notes 8 and 9. Interest expense for the three months ended September 30, 2011 also included the amortization related to the original issue discount, beneficial conversion feature, warrant allocation and loan costs as discussed in Note 6.   Interest expense for the three months ended September 30, 2010 also included coupon interest of $160,000, discount and prepaid amortization of $423,000 and amortization of loan costs of $19,000 for the three months ended September 30, 2010 related to the convertible notes which were outstanding in 2010.

Derivative valuation gain (loss) results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $542,000 during the three months ended September 30, 2011 and related to the derivative warrant liability as discussed in Note 7.  Derivative valuation loss was $1,630,000 for the three months ended September 30, 2010 and related to the convertible debt outstanding in 2010.

The changes in the fair value of our derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. We value our derivative warrant liability using the Black Scholes valuation method. We valued our derivative financial instruments related to convertible debt outstanding in 2010 using a Monte Carlo Simulation Technique. This technique was selected because it embodies all of the types of inputs that we expect market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements. Those inputs include equity-related inputs, as well as credit risks, interest risks and redemption behaviors. Changes in these inputs will affect the carrying value of our derivative liabilities and therefore the amount of derivative valuation gain (loss) that we are required to record.

Comparison of Results for the Nine Months Ended September 30, 2011 and 2010

Revenues

We recognized revenues of $8,000 for the nine months ended September 30, 2011 from initial sales of our R30 lighting product. We had no revenues for the nine months ended September 30, 2010.

Cost of Revenues

Cost of revenues is comprised of materials, labor, overhead and freight costs.  Total cost of sales was $47,357 for the nine months ended September 30, 2011.  We had no cost of revenues for the nine months ended September 30, 2010.

Research and Development Expenses

For the nine months ended September 30, 2011 and 2010, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs.  For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research and manufacturing development related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses increased approximately $1,426,000 to $2,855,000 for the nine months ended September 30, 2011 compared to $1,429,000 for the nine months ended September 30, 2010.   The increase was primarily related to an increase in technical consulting fees relative to the development of the electronics, as well as increases in salaries and attendant costs and materials and overhead costs related to the increased activity of our manufacturing development operations.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 and 2010 were comprised of share-based compensation expenses, salaries, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased by approximately $1,196,000 to $2,717,000 for the nine months ended September 30, 2011 compared to $1,521,000 for the nine months ended September 30, 2010.  Non-cash charges related to share-based compensation expenses increased $578,000 to $1,121,000 relating primarily to stock options issued to directors, an officer and our current and our former chief executive officers and directors for the nine months ended September 30, 2011 compared to $542,000 for the nine months ended September 30, 2010.  The remaining increase was due to increased legal and accounting costs related to our recent private placements of debt and equity securities and related registration statements, increased consulting fees related to the development of our logistics and distribution network and travel expenses.

Marketing Expenses

Marketing expenses for the nine months ended September 30, 2011 and 2010 were comprised of consulting fees, share-based compensation expenses and office related expenses. Marketing expenses increased by approximately $485,000 to $761,000 for the nine months ended September 30, 2011 compared to $276,000 for the nine months ended September 30, 2010. Non-cash charges related to share based compensation expenses increased $106,000 to $113,000 relating for the nine months ended September 30, 2011 compared to $7,000 for the nine months ended September 30, 2010. The remaining increase was due primarily to increases in consulting fees related to public relations, channel development and packaging costs for the nine months ended September 30, 2011.

Other Income and Expense

Other income and expense for the nine months ended September 30, 2011 was comprised of interest income, interest expense and derivative valuation gain.  Interest income was $175 for the nine months ended September 30, 2011 compared to $14 for the nine months ended September 30, 2010. The increase was due to higher average cash balances.

Interest expense for the nine months ended September 30, 2011 decreased $943,000 to $297,000 compared to $1,239,000 for the nine months ended September 30, 2010.  Interest expense relates to Sendio’s loan and capital lease obligations as discussed in Notes 8 and 9. Interest expense for the nine months ended September 30, 2011 also includes the amortization related to the original issue discount, beneficial conversion feature, warrant allocation and loan costs as discussed in Note 6.  Interest expense for the nine months ended September 30, 2010 also included the fair value of the warrant of $19,125 issued pursuant to a short term note payable, as well as discount and prepaid amortization of $693,000 and amortization of loan costs of $28,000 for the nine months ended September 30, 2010 related to the convertible notes which were outstanding in 2010.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $1,190,000 during the nine months ended September 30, 2011 and related to the derivative warrant liability as discussed in Note 7.  Derivative valuation gain was $1,579,000 for the nine months ended September 30, 2010 and related to the convertible debt outstanding in 2010.

The changes in the fair value of our derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. We value our derivative warrant liability using the Black Scholes valuation method. We valued our derivative financial instruments related to convertible debt outstanding in 2010 using a Monte Carlo Simulation Technique. This technique was selected because it embodies all of the types of inputs that we expect market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements. Those inputs include equity-related inputs, as well as credit risks, interest risks and redemption behaviors. Changes in these inputs will affect the carrying value of our derivative liabilities and therefore the amount of derivative valuation gain (loss) that we are required to record.

Liquidity and Capital Resources

We had cash of $182,483 and no short-term debt as of September 30, 2011.

In October and November 2011, we received $375,000 in gross proceeds from three existing stockholders in an interim bridge loan involving the issuance of 12% convertible promissory notes and warrants to purchase common stock.  Under the notes, the loans are due upon the earlier of (a) the closing of this offering, or other round of financing pursuant to which shares of common stock or other equity securities are issued by us for aggregate consideration of not less than $5,000,000, through the (i) conversion of the note, including accrued interest, or (ii) at the lender’s option, repayment of the note, or (b) in any event, two years after the issuance of the note.  The number of shares of common stock issuable upon conversion of the note will be based on a conversion price equal to a 15% discount to the price obtained in this offering or other round of equity financing.  In the event we fail to repay the promissory note on or before November 30, 2011, the note’s interest rate will be increased to 15% per annum.  In addition to interest on the promissory note, each noteholder received a warrant to purchase the number of shares of common stock determined by dividing 115% of the principal amount of the note by the price at which our common stock is sold in this offering or other round of equity financing, times 100%.  The warrants will be exercisable at any time, commencing 90 days after the closing of this offering or other round of financing, and from time to time for a period of three years after the date of issuance, at an exercise price of $0.55 per share.  The proceeds of these loans are being used to fund a portion of our current working capital requirements.

We do not anticipate that our existing cash will be sufficient to fund our operations and anticipated capital expenditures for the next twelve months. We anticipate that, with our cash on hand and the proceeds from the interim bridge loan described above, we will be able to fund our operations through November, 2011.

We expect to continue to seek additional financing in 2011 to fund our operations, research and product development and manufacturing activities, through one or more debt or equity financings.  We are working with investment bankers to assist us with our financing efforts.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders.

If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to curtail operations.  Any inability to obtain additional cash as needed would have a material adverse effect on our financial position, results of operations and our ability to continue in existence.  Our independent registered public accounting firm added an explanatory paragraph to its opinion on our 2010 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of September 30, 2011:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$1,305,230	$745,945	$559,285	--	--

Impact of Inflation

We expect to be able to pass inflationary increases for raw materials and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we do not believe our products are seasonal.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates on an ongoing basis and base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at that time.  The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the dollar amounts reported on our financial statements.  Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant estimates used in the preparation of our financial statements and are important to the understanding of our results of operations.  This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to your understanding of our company.  For a detailed discussion on the application of these and our other accounting policies, see Note 2 to our Consolidated Condensed Financial Statements included in this Report.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at September 30, 2011.

As previously reported under “Item 4(T) — Controls and Procedures” in our quarterly report on Form 10-Q for the quarter ended June 30, 2011, management concluded that our internal control over financial reporting was not effective based on the material weaknesses identified in the Company’s internal control over financial reporting due to our independent auditor’s identification of a material adjustment that was required to recognize the effects of the beneficial conversion feature of the Notes as discussed in Note 6 to the condensed consolidated financial statements at June 30, 2011.

During the quarter ended September 30, 2011, our remediation efforts for the material weakness identified above included the appointment of an audit committee with a designated financial expert, which will be utilized to review the necessary computations and valuations regarding the applicable provisions of the Notes. The audit committee will retain valuation experts as needed to assist us with these computations. As a result, management has concluded that as of September 30, 2011, the severity of this previously reported material weakness has been sufficiently remediated such that the previously reported material weakness is no longer material.

Except for our remediation efforts described above, there have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2011, Bill K. Hamlin, a director, President and Chief Operating Officer agreed to convert $105,000 of his annual salary into 262,500 shares of our common stock at a conversion price of $0.40 per share, based on the closing market price of our common stock on the first day of his employment.  These shares will vest in twelve equal monthly installments over the term of his employment agreement.

ITEM 6.  EXHIBITS

10.1	Form of 12% Convertible Promissory Note issued in conjunction with the interim bridge loan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott C. Blackstone, Ph.D., Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries, Chief Financial Officer

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

Dated: November 21, 2011

By:	/s/ Scott C. Blackstone, Ph.D.
Scott C. Blackstone
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)