Form 10-K
period 2011-12-31
Vu1 CORP
filed 2012-04-16
CIK 906448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Transition Period From ______________ to________________

Commission file number 000-21864

Vu1 Corporation

(Exact name of registrant as specified in its charter)

California	84-0672714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One New Hampshire Ave, Suite 125
Portsmouth, New Hampshire	03801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 881-2825

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

The aggregate market value of the issuer’s voting stock held by non-affiliates on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $27,613,995, based on the average of the bid and ask prices of such stock on that date of $8.80 per share, as reported by the OTC Bulletin Board.

On April 9, 2012, there were 5,881,317 shares of registrant’s common stock issued and outstanding.

Vu1 Corporation

2011 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

We design, develop and sell mercury-free lighting products using our proprietary Electron Stimulated Luminescence™, or ESL, technology. Our ESL lights use a form of cathode-ray tube technology in which accelerated electrons stimulate phosphor to create light, making the surface of our lights glow in a highly energy-efficient manner and with a warm white natural light. In December 2010, we released our first product, the R30 reflector light for recessed fixtures (a direct replacement for the 65-watt incandescent flood light), which we believe will capture a growing share of the general illumination market in 2012 and over the next several years. We believe our current and planned ESL lighting products offer advantages over competing technologies including increased energy efficiency, longer product lifetime, environmentally safer and toxin-free disposal, superior light quality and lower cost of usage. We also believe that our ESL lights have the potential to replace traditional incandescent light bulbs, compact fluorescent light bulbs (CFLs) and solid-state light emitting diodes (LEDs) in the future because of these competitive advantages. Our technology, intellectual property position and strategic manufacturing relationship should enable us to share in the revenues from the worldwide general lighting products market as our current and planned ESL lights enter mainstream consumer, commercial and industrial markets.

Our primary growth strategy is to accelerate the introduction of our lighting products into the commercial and residential general illumination market with the goal of obtaining widespread marketplace adoption over the next two years. In support of this objective, we are pursuing a multi-channel sales, marketing and distribution strategy, which includes efforts to establish business relationships with “big box” retailers, electrical and lighting distributors and municipal utilities.

We accomplished the first step in this strategy in October 2011 when we received a purchase order from Lowe’s Companies, Inc., the world’s second largest home improvement retailer. Under the terms of a master standard buying agreement, Lowe’s agreed to begin distributing our R30 light on its website in December 2011 and at its approximately 1,725 retail stores in the United States as they are commercially released. We granted Lowe’s limited exclusivity to sell our lighting products in the “big box” home improvement retailing market and “most favored customer” pricing and delivery terms. The agreement with Lowe’s extends until March 12, 2013, and may be terminated upon 60 days written notice prior to any annual renewal, or at any time without cause by providing advance written notice to us.

In addition to our R30 reflector light, which received certification from Underwriters Laboratories Inc. (UL®) in October 2010, we are currently developing our version of the standard Edisonian A19 screw-in light (and its European equivalent, the A60), the most common general purpose electric light in the world, for anticipated release during the second quarter of 2012. In June 2011, we submitted our A19 light to UL for certification and, in August 2011, received that certification. We are also developing an R40 flood light for the United States commercial market and a smaller R63 light for the European market to be used in currently-installed recessed lighting fixtures. According to Strategies Unlimited, an independent research firm, the worldwide lighting market accounts for approximately $90 billion in annual sales.

We believe a significant contributing factor to our prospects are government regulations mandating the use of energy-efficient lighting, including the elimination of the production of traditional incandescent light bulbs in Europe by 2012 and in the United States by 2014, and regulations restricting the use of hazardous substances such as the mercury contained in CFLs. We believe these developments disrupt the well-entrenched lighting industry of past decades and, given the energy conservation and eco-friendly characteristics of our ESL lighting products, create significant opportunities for us to introduce our products into the market in place of incandescent bulbs, as well as CFLs and LEDs. Unlike LEDs, our lights also work with existing lighting fixtures without modification.

In October 2011, we established a key strategic business relationship with Huayi Lighting Company Ltd., (“Huayi Lighting”) an experienced lighting products manufacturer. Under a new manufacturing agreement, Huayi Lighting has agreed, under our direction, to produce substantially all of our ESL lighting products for resale to our customers over the next five years. Through this relationship, Huayi Lighting is responsible for fabricating the required electronic components of our lights, sourcing the glass components from its multiple approved suppliers and using its established automated processes to assemble and package finished products. We have transitioned our manufacturing operations to Huayi Lighting from our former facility in the Czech Republic, which in the past has primarily provided us with product testing, engineering development and pilot production of our initial products. Through these development efforts in the Czech Republic, we have filed nine U.S. and related foreign patent applications, of which three patents have been granted and one application is expected to be granted shortly, covering important features of our current and planned lighting technology and products, and have accumulated over the past seven years a substantial amount of technical know-how relating to our ESL technology.

As of December 31, 2011, we employed a team of 28 research scientists, engineers and laboratory technicians concentrating on technology development and innovation.

On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic. In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the Sendio assets and use proceeds to satisfy the liabilities of Sendio. Our lease obligation and the obligation to purchase the Sendio facility as discussed in Note 6 of the Notes to Consolidated Financial Statements were terminated.

Our executive officers and directors have significant experience in developing and executing a “go-to-market” business model in a competitive, high growth industry. In addition, our management team has assembled highly-skilled technical personnel in Europe and the United States to conduct ongoing research and product development of new lighting products and next-generation technologies.

Corporate Information

We were incorporated under the laws of the State of California in August 1996 under the name of Telegen Corporation. In late 2004, we began research and product development on our lighting technology and, in May 2008, changed our name to Vu1 Corporation to better reflect this business focus. Our principal executive offices are located at One New Hampshire Ave, Suite 125 Portsmouth, New Hampshire  03801, and our telephone number is (855) 881-2825. Our Internet website address is http://www.vu1.com. The information on our website is not incorporated by reference into this Report.

All share and per share information in this Form 10-K reflects, and where appropriate, is retrospectively adjusted for a 1-for-20 reverse stock split of our outstanding shares of common stock, effective November 23, 2011.

Our Company

We design, develop and sell mercury-free lighting products using our proprietary Electron Stimulated Luminescence™, or ESL, technology. Our ESL lights use a form of cathode-ray tube technology in which accelerated electrons stimulate phosphor to create light, making the surface of our lights glow in a highly energy-efficient manner and with a warm white natural light. In December 2010, we released our first product, the R30 reflector light for recessed fixtures (a direct replacement for the 65-watt incandescent flood light). In the fourth quarter of 2010, we began developing the standard Edisonian A19 screw-in light, the most common general purpose electric light in the world, which was submitted to Underwriters Laboratories Inc. (UL®) in June 2011 and received certification in August 2011. We believe these products will capture a growing share of the general illumination market in 2011 and over the next several years. We believe that this is because our current and planned ESL lighting products offer advantages over competing technologies including increased energy efficiency, longer product lifetime, environmentally safer and toxin-free disposal, superior light quality and lower cost of usage. We also believe that our ESL lights have the potential to replace traditional incandescent light bulbs, compact fluorescent light bulbs (CFLs) and solid-state light emitting diodes (LEDs) in the future because of these competitive advantages. Our technology, intellectual property position and strategic manufacturing relationship should enable us to share in the revenues from the worldwide general lighting products market as our current and planned ESL lights enter mainstream consumer, commercial and industrial markets.

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

The key design features of our ESL lighting products, on the other hand, are that they are energy efficient, fully dimmable, illuminate immediately when switched on and have a color quality or CRI that is warm and similar to incandescent light. In addition, our lights do not contain mercury, a feature which will ease disposal. If our efforts are successful, we believe that our lighting products could begin to be used for applications currently addressed by incandescent bulbs, CFLs and LEDs.

We believe a significant contributing factor to our prospects are government regulations mandating the use of energy-efficient lighting, including the elimination of the production of traditional incandescent light bulbs in Europe by 2012 and in the United States by 2014, and regulations restricting the use of hazardous substances such as the mercury contained in CFLs. We believe these developments disrupt the well-entrenched lighting industry of past decades and, given the energy conservation and eco-friendly characteristics of our ESL lighting products, create significant opportunities for us to introduce our products into the market in place of incandescent bulbs, as well as CFLs and LEDs. Unlike LEDs, our lights also work with existing lighting fixtures without modification.

Our Competitive Advantages

We believe our position in the lighting market is the direct result of our technological innovation. We have built an intellectual property portfolio around our ESL technology and are working with our strategic product manufacturer to prepare for large scale commercial production and to launch our lighting products into the marketplace.  Our key competitive advantages include:

Lighting Qualities. We believe our current and planned ESL lighting products offer potential advantages over competing lighting technologies including increased energy efficiency, longer product lifetime, environmentally safer and toxin-free disposal, superior light quality and lower usage cost as a percentage of the lights’ extended lifetime.

Proprietary Technology. Through our internal development efforts in the Czech Republic, we have filed nine U.S. and related foreign patent applications, of which three patents have been granted and one application is expected to be granted shortly, covering important features of our current and planned lighting technology and products, and have accumulated over the past six years a substantial amount of technical know-how relating to our ESL technology.

Strategic Manufacturing Relationship. We have established a key strategic relationship with Huayi Lighting Company Ltd., an experienced lighting products manufacturer. Under a new manufacturing agreement, Huayi Lighting has agreed, under our direction, to produce substantially all of our ESL lighting products for resale to our customers over the next five years. We believe that this manufacturing agreement will provide us with a consistent and high caliber source of supply to meet the current and future needs of our customers.

Experienced Management. Our executive officers and directors have significant experience in developing and executing a “go-to-market” business model in a competitive, high growth industry. In addition, our management team has assembled highly-skilled technical personnel in Europe and the United States to conduct ongoing research and product development of new lighting products and next-generation technologies.

Our Growth Strategy

Our primary growth strategy is to accelerate the introduction of our lighting products into the commercial and residential general illumination market with the goal of obtaining widespread marketplace adoption over the next two years. In support of this objective, we are pursuing a multi-channel sales, marketing and distribution strategy, which includes efforts to establish business relationships with “big box” retailers, electrical and lighting distributors and municipal utilities. We accomplished the first step in this strategy in October 2011 when we received a purchase order from Lowe’s Companies, Inc., the world’s second largest home improvement retailer. Under the terms of a master standard buying agreement, Lowe’s agreed to begin distributing our R30 light on its website in December 2011 and at its approximately 1,725 retail stores in the United States. Lowe’s also agreed to distribute our other lighting products as they are commercially released.

In addition to our R30 reflector light, which received UL certification in October 2010, we are currently developing our version of the standard Edisonian A19 screw-in light (and its European equivalent, the A60), the most common general purpose electric light in the world, for anticipated release during the second quarter of 2012. In June 2011, our A19 light was submitted to UL for safety certification and, in August 2011, received that certification. We are also developing an R40 flood light for the United States commercial market and a smaller R63 light for the European market to be used in currently-installed recessed lighting fixtures. According to Strategies Unlimited, an independent research firm, the worldwide lighting market accounts for approximately $90 billion in annual sales.

Our Lighting Technology

Our light uses a form of cathode-ray tube. It has an electron source and a power supply that supplies power to the electron source, as well as high voltage to accelerate the electrons toward the anode, where the electrons stimulate light emission from phosphors.

Electron Source. Our light generates a broad flood of high-energy electrons for evenly exciting the anode. The lights use a hot (thermionic) cathode having a flat disc emissive surface surrounded by a cold shield ring. A positively-biased extraction grid close to the cathode surface provides a high field to extract electrons from the cathode. A diffusion grid above the extraction grid provides a low-field zone allowing the electrons to be distributed evenly across the anode.

Power Supply. The power supply transforms power received through a connector from a fixture into three voltages. One voltage powers a heating filament that heats the cathode to a desired temperature to enhance electron emission. A second voltage biases both the extraction and diffusion grids, providing the high field that pulls electrons from the cathode and a low field that spreads the electrons. The third voltage is the several thousand volts provided through a snubber and a conductive coating inside the glass light structure to the anode; this voltage accelerates the electrons so the electrons can stimulate phosphors into emitting light. The power supply is able to respond to dimmers by reducing the anode voltage, thereby reducing phosphor stimulation and light output.

Anode. The anode is a thin conductive layer of aluminum, with a phosphor layer. Accelerated electrons stimulate light emission from the phosphors. Our white lights have a mixture of three phosphors, two of which (blue and green) are zinc-based, and a third (red) is a europium-doped phosphor. Virtually any color can be produced by choosing an appropriate mix of one or more known phosphors.

Our Lighting Products

The key design features of our current and planned lighting products are that they are energy efficient, fully dimmable, illuminate immediately when switched on and have a color quality that is warm and similar to incandescent light. Our lighting products do not contain mercury, a feature which will ease disposal.

We are continuing to refine the design of our planned products to maximize their efficiency, and we expect there will be adjustments to our current designs. If these efforts are successful, we believe that our lighting products could begin to be used for applications currently addressed by incandescent bulbs, CFLs and LEDs.

A list and description of each of our current and planned lighting products is set forth below, together with their estimated commercial introduction date:

Model Shape/Size	General Description	Estimated Introduction Date

R30	U.S. reflector light for recessed lighting fixtures. This is the most popular size reflector.	First quarter of 2012

A19	U.S. standard Edisonian screw-in light. This is the most common general purpose electric light in the world.	Third quarter of 2012

R40	U.S. reflector flood light for recessed lighting fixtures. This is the second largest selling reflector.	Fourth quarter of 2012

R95	European version of R30 reflector (220 volt).	First quarter of 2013

A60	European standard version of A19 Edisonian screw-in light (220 volt).	First quarter of 2013

R125	European version of R40 reflector flood light (220 volt).	First quarter of 2013

R20/R63	U.S. and European reflector.	First quarter of 2013

PAR38	U.S. and European spot reflector primarily for outdoor use.	First quarter of 2014

In the future, we expect the retail price of our R30 reflector light and our other lighting products to be established by “big box” retailers and electrical and lighting distributors. The R30 light, previously available on our website during the second quarter of this year, represented all of our revenue in that period. Substantially all of such revenue was derived from U.S.-based customers.

Product Development

During late 2009, we transitioned our U.S. development efforts to the Czech Republic and focused on the application of ESL technology on the requirements of our initial product, an R30 size light. The R30 size light is used primarily in lighting fixtures that are recessed in the ceiling of commercial and residential buildings and are commonly referred to as “recessed can fixtures.” We continued our development work on the technology to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the product and the design and implementation of the processes required for manufacturing the light. During the second quarter of 2010, we submitted the R30 light for safety certification to UL and, in October 2010, we received certification. We are continuing to refine the size of the light, further miniaturize the electronics and improve the manufacturing processes to enable us to produce the product at commercially viable levels.

During the fourth quarter of 2010, we began developing our version of the standard Edisonian A19 screw-in light (and its European equivalent, the A60), the most common general purpose electric light in the world. This size light is used in ordinary household lamps and non-recessed ceiling fixtures. In December 2010, we successfully developed a working prototype of this light. We are continuing to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the product. In June 2011, we submitted our A19 light to UL for safety certification and, in August 2011, received that certification. We are also developing an R40 flood light for the United States commercial market and a smaller R63 light for the European market to be used in currently-installed recessed lighting fixtures.

Our emphasis on the development of our planned products, the additional manufacturing processes required by our product manufacturer, the distribution, marketing and branding of products and the development of sales channels relating to our lighting products will command management’s primary attention during the next 12 months. It will also comprise the primary use of our financial resources. In 2012, our success will depend on our ability to reach commercial manufacturing levels for our R30 and A19 lights, generate market awareness and acceptance of our current and planned lighting products, protect our technology through patents and trade secrets, and develop our planned products to meet industry standards. If we are unable for technological, financial, competitive or other reasons to successfully take these steps, our business and operations will be adversely affected.

Target Markets and Customers

We are initially targeting the U.S. R30 and R40 reflector lighting market. According to recent reports, the U.S. residential market is comprised of 800 million recessed can lights with more than 140 million bulbs sold per year (“CFL Market Profile,” U.S. Department of Energy, March 2009, and “A Review of the Reflector Compact Fluorescent Lamps Technology Procurement Program: Conclusions and Results,” Pacific Northwest National Laboratory, May 2008). We intend to target the A19 standard Edisonian screw-in lighting market when our technology and manufacturing capabilities are fully established for large scale commercial production.

Significant lighting market drivers are product size, shape, cost, brightness, color rendering, mercury content, dimming capability and energy efficiency. As indicated above, we are directing our product development efforts with awareness of these features. Distribution in this market segment is primarily through electrical and lighting distributors (typically on a regional level) or directly from manufacturers to “big box” retailers.

In October 2011, we received a purchase order from Lowe’s Companies, Inc., the world’s second largest home improvement retailer. Under the terms of a master standard buying agreement, Lowe’s agreed to begin distributing our R30 light on its website in December 2011 and at its approximately 1,725 retail stores in the United States. The retail unit price of our R30 light will be $14.98. Lowe’s also agreed to distribute our other lighting products as they are commercially released. We granted Lowe’s limited exclusivity to sell our lighting products in the “big box” home improvement retailing market, and “most favored customer” pricing and delivery terms under which we cannot offer a lower price or more favorable delivery terms to other customers without offering the same pricing and delivery terms to Lowe’s. The agreement with Lowe’s extends until March 12, 2013, and may be terminated upon 60 days written notice prior to any annual renewal, or at any time without cause by providing advance written notice to us. There is no requirement that Lowe’s issue any purchase order under the agreement.

Strategic Relationship with Product Manufacturer

In October 2011, we entered into a manufacturing agreement with Huayi Lighting Company Ltd., an experienced lighting products manufacturer. Under this exclusive five-year agreement, Huayi Lighting has agreed to produce substantially all of our R30 lights and future lighting products for resale to our customers. Through this agreement, Huayi Lighting is responsible for fabricating the required electronic components of our lights, sourcing the glass components from its multiple approved suppliers and using its established automated processes to assemble and package finished products. We are required to provide estimated quarterly volume requirements to Huayi Lighting during the term of the agreement. We are responsible to pay the upfront costs of specialized production tooling required by Huayi Lighting, and for the cost of additional machinery needed for its assembly lines, to produce our ESL lighting products, all of which amounts will be reimbursed to us at the end of the agreement. Payments to Huayi Lighting under the agreement are based on a negotiated margin above its verified cost to source raw materials and manufacture the product, and payments are made by us in U.S. dollars when the products are delivered to the loading dock in Guangzhou, China for shipment to the west coast of the United States. Our products will be transported to us in bulk via ocean by fully-insured logistics companies. For all lighting products manufactured by Huayi Lighting, the products are warranted to have been made to our required technical specifications and to fully meet applicable quality standards. In connection with the agreement, we granted Huayi Lighting limited license rights to use our technologies and intellectual property for the manufacture of our lights. The manufacturing agreement may be terminated at any time by the parties’ mutual agreement or by us in the event of a material breach under the agreement or failure to deliver products on a timely basis. Additionally, we have the right to independently seek a lower cost supplier to Huayi Lighting during the five-year agreement term under certain circumstances.

We believe that this manufacturing agreement will provide us with a consistent and high caliber source of supply to meet the current and future needs of our customers.

We expect to pay a duty on all lighting products that we import from China. This duty is expected to represent a 3.9% mark-up to factory invoice.

Sales, Marketing and Distribution

During 2011, we continued our marketing initiatives to determine our initial marketing strategy and begin branding and corporate positioning. Our marketing efforts have included market research to determine market size, competition, product features, consumer attitudes, pricing, certifications, government agencies, grants, target sales channels and retailers, branding and creation of initial marketing collateral. We have also had strategic and pre-contractual meetings with certain retailers and potential channel and distribution partners to determine levels of interest in our lighting products and ESL technology. We believe that the results of these meetings were positive, but no significant customer agreements have been entered into to date.

During 2011, we also initiated our efforts to sell our lights directly to consumers through an online order facility at our company’s corporate website. We began shipping orders through this facility during the second quarter of 2011. We currently intend to outsource our online order facility to an e-commerce fulfillment service provider to enable consumers to more efficiently buy our lights and review our product catalog. In early 2011, we also selected a vendor to assist us with the specific packaging and display design requirements of “big box” retailers. In late 2011, Lowes received shipments of our R30 bulbs for sale on their website.

We intend to adopt inventory-carrying practices, together with the terms under which we sell our lighting products (including payment and delivery terms), that are customary in the lighting products markets.

Twenty states have enacted Conservation Improvement Programs (CIP). Through a CIP, electric and natural gas utilities are required to invest a portion of their state revenues in projects designed to reduce their customers' consumption of electricity and natural gas, and to generally improve resource efficiency. One form of CIP investment is conducting “give-aways” of energy efficient lighting products. Alternatively, some states provide cash rebates to lighting manufacturers, stores or directly to the consumer. We have met with a number of utilities and utility groups to determine interest in the promotion of ESL energy efficient lighting products. We believe that the results of these meetings were positive, but no agreements in this regard have been entered into to date.

In September 2010, we entered into an agreement with Integrated Sales Solutions II, LLC (ISS) to enhance our capabilities in designing and establishing sales strategy and distribution channels with retailers, electrical utilities, electrical distributors and government agencies. In April 2011, we entered into an agreement with Hamlin Consulting, LLC to advise and assist us in defining logistics, warehousing, finished good requirements, distribution, packaging, merchandising and support for our ESL lighting products. We work closely with ISS and Hamlin Consulting to develop programs aimed at further developing these channels and potential distribution partnerships. ISS and Hamlin Consulting are controlled by Bill K. Hamlin, the President, Chief Operating Officer and a director of our company.

Our technology has been featured on the Discovery Channel website, Popular Science magazine and website, CNET website and on The New York Times website.

Intellectual Property, Patents and Proprietary Rights

We have filed nine U.S. and related foreign patent applications, of which three patents have been granted and one application is expected to be granted shortly. These patents cover important features of our current and planned lighting technology and products. We expect to apply for additional patent protection on our ESL technology and our manufacturing processes both domestically and internationally in the future. We believe that our technology has unique aspects that are patentable; however, there can be no assurance that any patent application will be granted or, if granted, that it will be defensible.

We protect our intellectual property rights through a combination of patent, trademark, trade secret laws and other methods of restricting disclosure, and requiring our independent consultants, strategic vendors and suppliers to sign non-disclosure agreements, as well as assignment of inventions agreements, when appropriate.

Raw Materials and Supplies

Development and production of our lighting products will require certain raw materials, including glass, electronics, coatings, certain chemicals and chemical compounds, plastic and packaging. Pursuant to our manufacturing agreement with Huayi Lighting Company Ltd., Huayi Lighting assumed sole responsibility for sourcing these raw materials. Huayi Lighting has advised us that it has multiple dedicated supply agreements with glass and other suppliers, and maintains relationships with alternative suppliers for raw materials and specialized component needs. We do not anticipate raw material shortages in the foreseeable future.

Research and Product Development

We spent approximately $3.7 million during fiscal 2011 and approximately $2.1 million during fiscal 2010, in our product development efforts.

We have retained certain key members of the former Sendio development team subsequent to the insolvency of Sendio, and we intend in the future to establish a research and development center in New England to develop new products for the lighting industry by taking advantage of the latest technology advancements. We expect to collaborate closely with Huayi Lighting Company Ltd. and other subcontractors which use standard production processes to ensure that new lighting products can be produced quickly, and at the lowest cost and highest quality.

Government Regulation and Industry Certification

In October 2010, we obtained safety certification from UL for our R30 reflector light. This certification enables us to sell our ESL lighting products in the United States and Canada. In June 2011, we submitted our A19 light to UL for safety certification and, in August 2011, received that certification.

Any commercial lighting products that we develop in the future will require certifications from an independent third party testing laboratory prior to their sale. There is presently no Energy Star® certification standard for our products. However, we are in discussions with Energy Star® in relation to its new self-certification system which we intend to pursue. In addition, we may be subject to other certifying agencies and other regulatory approvals. The approvals and certifications required will be determined based upon the markets that we enter. We are designing our lighting products to meet the standards for certification from independent third party laboratories, and we intend to submit an application to the appropriate testing laboratory once we have completed the necessary development and manufacturing processes required to obtain certification. We cannot predict whether we will obtain any future required certification from an independent third party testing laboratory or any other regulatory agency.

Our activities currently are subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses, and no such regulation is now anticipated.

Competition

Our market segment is highly competitive and traditionally dominated by several large competitors such as General Electric Company, Philips Electronics NV and Osram Sylvania. These entities possess far more substantial financial, human and other resources than we do. There are also hundreds of small manufacturers of low-end products – many inexpensive and often poor performing compact fluorescent lamps. Many companies are now developing products utilizing solid-state LED technology. As energy efficient technologies are adopted, it is likely that the industry will continue to be dominated by large competitors who will often outsource manufacturing to smaller companies. Research will continue on incandescent type technologies such as halogen infrared reflecting. Abandoned technologies such as induction lighting may temporarily re-emerge. Based on meetings over the last four years with electric utilities, U.S. Department of Energy consultants, electrical distributors and major retailers, we have not identified any competitors with a similar technology to ESL.

Environmental Compliance

We are not aware of any material effects that compliance with federal, state, local or foreign environmental protection laws or regulations will have on our business. We have not expended material amounts to comply with any environmental protection laws or regulations and do not anticipate having to do so in the foreseeable future. We have obtained the necessary permits required for our existing product development operations in our facility in the Czech Republic.

Employees

As of December 31, 2011, we had 72 full-time employees in the Czech Republic through our Sendio subsidiary, plus three full-time employees in the United States. In February, 2012 we filed a petition of insolvency for Sendio, which terminated all employees at the facility. Vu1 entered into consulting agreements with five key members of the development and manufacturing team to work closely with Huayi Lighting in the manufacturing of our R30 bulbs and to continue development of our future planned products. We have routinely used consultants in our U.S. operations and strategic vendors on a work-for-hire contract basis. None of our employees are subject to a collective bargaining agreement and we consider relations with employees to be good.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

We have historically been a research and product development company. We have a limited operating history with minimal revenue to date, so it may be difficult to evaluate our business and prospects. We also received a going concern modification in our 2011 audit.

We have been primarily engaged during the last seven years in the research and development of our lighting products, and have incurred significant operating losses. We have only recently commenced commercial manufacturing. In the second quarter of 2011, we recognized revenue of approximately $8,000 from initial sales of our R30 reflector light. We had no revenues in 2010. We currently depend on third-party financing to fund our operations. We have a very limited operating history upon which an investor can evaluate our business and prospects, and we may never generate significant revenue or achieve net income. Peterson Sullivan, LLP, our independent registered public accounting firm, in its opinion on our financial statements for the year ended December 31, 2011, raised substantial doubt about our ability to continue as a going concern due to our net losses and negative cash flows from operations and other factors.

We have incurred historical losses and, as a result, may not be able to generate profits, support our operations or establish a return on invested capital, which can have a detrimental effect on the long-term capital appreciation of our common stock.

We incurred a net loss in 2011 of $9.1 million and had an accumulated deficit of $79.6 million as of December 31, 2011. We cannot predict when or whether we will ever realize a profit or otherwise establish a return on invested capital. Our business strategies may not be successful and we may never generate significant revenues or profitability, in any future fiscal period or at all.

We have a number of technology issues to resolve before we will be able to successfully manufacture a full line of commercially viable lighting products.

Although we have completed initial engineering and obtained UL certification of our initial R30 reflector light, further development work and third-party testing will be necessary before the technology can be deployed and production of a full line of lighting products can be commenced. Specifically, we are continuing to work on our standard Edisonian A19 screw-in light, including obtaining acceptable life and output specifications. If we are unable to solve current and future technology issues, we may not be able to offer a full line of commercially viable products. In addition, if we encounter difficulty in solving technology issues, our research and development costs could increase substantially and our development and production schedules could be significantly delayed.

We have experienced delays in executing our business plan, and further delays will reduce the likelihood that we will be able to manufacture lighting products or generate sufficient revenue to stay in business.

We have previously experienced delays in executing our business plan. These delays are attributable to a number of factors, including:

•	unanticipated difficulties and increased expenses in developing our ESL technology,

•	unanticipated difficulties in establishing large scale commercial manufacturing processes, and

•	our inability to obtain funding in a timely manner.

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

We must successfully develop, introduce, market and sell lighting products and manage our operating expenses.

To be a viable business, we must successfully develop, introduce, market and sell products and manage our operating expenses. Many of our lighting products are still in development and are subject to the risks inherent in the development of technology products, including unforeseen delays, expenses, patent challenges and complications frequently encountered in the development and commercialization of technology products, the dependence on and attempts to apply new and rapidly changing technology, and the competitive environment of the industry. Many of these events are beyond our control, such as unanticipated development requirements, delays and difficulties with obtaining third-party certification, delays in submitting documentation for and being granted patents and establishing manufacturing relationships. Our success also depends on our ability to maintain high levels of employee utilization, manage our production costs, sales and marketing costs and general and administrative expenses, and otherwise execute on our business plan. We may not be able to effectively and efficiently manage our development and growth. Any inability to do so could increase our expenses and negatively impact our results of operations.

Our business could be adversely affected if Lowe’s share of the consumer marketplace declined or if Lowe’s were to discontinue or limit its relationship with us.

We currently expect that sales of our lighting products through Lowe’s will initially be our primary retail channel to the general consumer marketplace. We will depend, therefore, on the success of the Lowe’s chain of home improvement stores, and the U.S. retail industry generally. Our business could be adversely affected if Lowe’s share in the home improvement retailing market declined, if a significant number of its stores shut down or if its customer base eroded. We cannot predict the impact, if any, such developments will have on the sales, marketing and distribution of our lighting products. Additionally, our master standard buying agreement with Lowe’s extends until March 12, 2013, and may be terminated upon 60 days written notice prior to any annual renewal, or at any time without cause by providing advance written notice to us. There is no requirement that Lowe’s issue any purchase order under the agreement. A decision by Lowe’s to discontinue or limit its relationship with us could result in a significant loss of potential revenue for us.

We rely solely on Huayi Lighting Company to manufacture the ESL lighting products we sell to customers and to source the required raw materials.

Our business prospects depend significantly on our ability to obtain ESL lighting products for sale to our customers. Our new manufacturing agreement with Huayi Lighting Company Ltd. provides us with a single source for our ESL lights. Through this agreement, Huayi Lighting is responsible for fabricating the required electronic components of our lights, sourcing the glass components from its suppliers and using its established automated processes to assemble and package finished products. Huayi Lighting is located in the People’s Republic of China, where shipments of product to us could be delayed, rerouted, lost or damaged. Our inability to obtain finished products from Huayi Lighting in accordance with our required technical specifications and on a timely basis due to shipping delays, manufacturing problems or its failure to obtain required raw materials would have a material adverse effect on our revenue from product sales, as well as on our ability to support our customers’ purchase requirements, which could result in loss of customers and damage to our reputation. We may also be subject to the risk of fluctuations in raw material prices, since our arrangement with Huayi Lighting provides that increases and decreases in the prices of such raw materials obtained from local China-based vendors are passed through to us in the form of adjusted final finished good prices charged by Huayi Lighting.

We may face additional barriers and tariffs as a result of importing our lighting products from China, which could increase our prices and make our products less desirable.

We expect to pay a duty on all lighting products that we import from China. This duty is expected to represent a 3.9% mark-up to factory invoice. We will also bear related importing costs such as customs inspection fees and ocean freight charges. In the future, China and the United States may create additional barriers to business between our China-based product manufacturer and us, including new tariffs, costs, restrictions, controls or embargos that could negatively impact our business and operating results.  New or increased tariffs would likely result in higher prices (and potentially lower sales volumes) and lower operating margins on our products.

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

We rely on outside vendors to manage certain key business processes, and any failure by them to perform will negatively affect our business.

We have outsourced certain of our key business processes. In September 2010, we retained Integrated Sales Solutions II, LLC (a company controlled by Bill K. Hamlin, our President and Chief Operating Officer) to help develop our sales, marketing and distribution strategies and channels. If any of our service providers fail to perform at a satisfactory level, our business development will be negatively affected and delayed, and our reputation may be harmed.

Our future operating results are difficult to predict; thus, the future of our business is uncertain.

Due to our limited operating history and the significant development and manufacturing objectives that we must achieve to be successful, our quarterly and annual operating results are difficult to predict and are expected to vary significantly from period to period. In addition, the amount and duration of losses will be extended if we are unable to develop and manufacture our products in a timely manner. Factors that could inhibit our product development, manufacturing and future operating results include:

•	failure to solve existing or future technology-related issues in a timely manner,

•	failure to obtain sufficient financing when needed,

•	failure to secure key manufacturing or other strategic business relationships, and

•	competitive factors, including the introduction of new products, product enhancements and the introduction of new or improved technologies by our competitors, the entry of new competitors into the lighting markets and pricing pressures.

We face currency risks associated with fluctuating foreign currency valuations.

With operations in the Czech Republic through our Sendio s.r.o. subsidiary (our only foreign subsidiary), Sendio’s accounts, which primarily consist of lease payments, compensation and other research and development, and administrative expenses, are denominated in the Czech koruna (CZK) and the Euro. An increase in the value of the CZK and Euro in relation to the U.S. dollar would have an adverse effect on our operating expenses. In addition, we may engage in business in other countries, particularly in the European Union, and our operating results will be subject to fluctuations in the value of those currencies against the U.S. dollar. In addition, the financial statements for our Czech subsidiary are denominated in the CZK; accordingly, on a consolidated financial statement reporting basis, these numbers are translated into U.S. dollars and are affected by currency conversion rates. To date, we have not entered into foreign currency contracts or other currency-related derivatives to mitigate the potential impact of foreign currency fluctuations.

Because we are smaller and have fewer financial resources than most of our competitors, we may not be able to successfully compete in the very competitive lighting industry.

The lighting industry is very competitive and we expect this competition to continue to increase. The general illumination market segment within the lighting industry is dominated by a number of well-funded multi-national companies such as General Electric Company, Phillips Electronics NV and Osram Sylvania, that have established products and are developing new products that compete with our current and planned lighting products. We may not be able to compete effectively against these or other competitors, most of whom have substantially greater financial resources and operating experience than we do. Many of our current and future competitors may have advantages over us, including:

•	well established products that dominate the market,

•	longer operating histories,

•	established customer bases,

•	substantially greater financial resources,

•	well established and significantly greater technical, research and development, manufacturing, sales and marketing resources, capabilities and experience, and

•	greater name recognition.

Our current and potential competitors have established, and may continue to establish in the future, cooperative relationships among themselves or with third parties that would increase their market dominance and negatively impact our ability to compete with them. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products. If we fail to adapt to market demands and to compete successfully with existing and new competitors, our results of operations could be materially adversely affected. The market for lighting technology is changing rapidly and there can be no assurance that we will be able to compete, especially in light of our limited resources. There can be no assurance that any of our current or planned lighting products can compete successfully on a cost, quality or market acceptance basis with competitors’ products and technologies.

We depend on our intellectual property. If we are unable to protect our intellectual property, we may be unable to compete and our business may fail.

Our success and ability to develop our technology and create products and become competitive depend to a significant degree on our ability to protect our proprietary technology, particularly any patentable material. We rely on a combination of patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to preserve our rights to our technology. In addition, any intellectual property protection we seek may not preclude competitors from developing products similar to ours. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

We do not currently have sufficient available resources to defend a lawsuit challenging our intellectual property rights or to prosecute others who may be infringing our rights. Accordingly, even if we have strong intellectual property rights and patent rights, we may not be able to afford to engage in the necessary litigation to enforce our rights.

We compete in industries where competitors pursue patent prosecution worldwide and patent litigation is customary. At any given time, there may be one or more patent applications filed or patents that are the subject of litigation, which, if granted or upheld, could impair our ability to conduct our business without first obtaining licenses or granting cross-licenses, which may not be available on commercially reasonable terms, if at all. We have several patent applications pending in the United States and internationally and we expect to file additional patent applications; however, none of these patents may ever be issued. We do not perform worldwide patent searches as a matter of custom and, at any given time, there could be patent applications pending or patents issued that may have an adverse impact on our business, financial condition and results of operations.

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

We rely in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and strategic partners to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of those trade secrets, know-how or other proprietary information. In particular, we may not be able to protect our proprietary information as we conduct discussions with potential strategic partners. If we are unable to protect the proprietary nature of our technologies, it may have an adverse impact on our business, financial condition and results of operations.

Failure to obtain and maintain industry certification for our lighting products could cause an erosion of our current competitive strengths.

We are designing our lighting products to be UL or ETL (an Intertek listed mark for product compliance to North American safety standards) compliant and intend to seek Energy Star certification, as well as appropriate certifications in the European Union and in other countries. UL or ETL compliance certification is a key standard in the lighting industry, and if we fail to obtain or maintain this standard we may not have any market interest for our products. We may not obtain this certification or we may be required to make changes to our lights, which would delay our commercialization efforts and would negatively harm our business and our results of operations.

Rapid technological changes and evolving industry standards could result in our lighting products becoming obsolete and no longer in demand.

The lighting industry is characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely product innovation. The introduction of lighting products embodying new technology and the emergence of new industry standards can render existing products and technologies obsolete and unmarketable. Our success will depend in part on our ability to successfully develop commercial applications for our technology, anticipate and respond to technology developments and changes in industry standards, and obtain market acceptance on any products we introduce. We may not be successful in the development of our ESL technology, and we may encounter technical or other serious difficulties in our development or commercialization efforts that would materially and adversely affect our results of operations.

Despite government regulations aimed at eliminating the production of traditional incandescent light bulbs, consumer and political opposition could cause delays in the implementation of those regulations, possibly delaying the pace and impact of our future market penetration.

There has been consumer, political and media resistance from time to time to government regulations mandating the use of energy-efficient lighting, including the elimination of the production of traditional incandescent light bulbs, owing to the low cost of incandescent light bulbs, their easy and broad availability and concerns about other alternatives such as mercury contamination with CFLs. In the event implementation of these government regulations is delayed, we may experience a delay in the pace with which our products may be able to penetrate the general lighting products market.

If we fail to maintain proper and effective internal controls in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Ensuring that we have effective internal control over financial reporting and disclosure controls and procedures in place is a costly and time-consuming effort that needs to be frequently evaluated.  As a public company, we conduct an annual management assessment of the effectiveness of our internal controls over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  As a smaller reporting company, we are not currently required to receive a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting.  As we grow, it may be necessary  in the future to update our internal controls over financial reporting on the basis of  periodic reviews.  If we are not able to comply with the requirements of Section 404, or if we  (or our independent registered public accounting firm) identify deficiencies in our internal controls over financial reporting that could rise to the level of a material weakness, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls over financial reporting are effective.  If we are unable to assert that  they are effective  (or if our independent registered public accounting firm is unable in the future to express an opinion on the effectiveness of our internal controls over financial reporting), we could be subject to investigations or sanctions by the SEC or other regulatory authorities, and we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause an adverse effect on the market price of our common stock, our business, reputation, financial position and results of operation.  In addition, we could be required to expend significant management time and financial resources to correct any material weaknesses that may be identified or to respond to any regulatory investigations or proceedings.

Risks Related to our Securities

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been volatile. Any future market price for our shares is likely to continue to be volatile.  This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive.  The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of specific companies.  Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance.  Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained.  We cannot predict the effect that this offering or a Nasdaq Capital Market listing will have on the volume or trading price of our common stock.  We cannot provide assurance that the market price of our common stock will not fall below the public offering price or that, following the offering, a stockholder will be able to sell shares acquired in this offering at a price equal to or greater than the offering price.  Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment.

Our management and SAM Special Opportunities Fund, L.P. own a substantial amount of our stock and are capable of influencing our affairs.

As of December 31, 2011, our executive officers and directors (and their respective affiliates) beneficially owned approximately 26.7% of our outstanding common stock, with SAM Advisors, LLC, an investment advisor controlled by William B. Smith, our Chairman, beneficially owning approximately 17.8% of our outstanding common stock. As a result, these shareholders substantially influence our management and affairs and, if acting together, control most matters requiring the approval by our shareholders including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transactions. The concentration of ownership may delay or prevent a change of control at a premium price.

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

Shares of stock issuable pursuant to our stock options, warrants, convertible debentures and underwriters’ warrants may adversely affect the market price of our common stock.

As of December 31, 2011, we have outstanding under our 2007 Stock Incentive Plan stock options to purchase 591,181 shares of common stock, outstanding warrants to purchase 921,963 shares of common stock and outstanding convertible debentures to acquire 374,346 shares of common stock. The exercise or conversion of these securities and sales of common stock issuable pursuant to them, would reduce a stockholder’s percentage voting and ownership interest.

The stock options, warrants and convertible debentures are likely to be exercised when our common stock is trading at a price that is higher than the exercise or conversion price of these securities, and we would be able to obtain a higher price for our common stock than we will receive under such securities.  The exercise or conversion, or potential exercise or conversion, of these stock options, warrants and convertible debentures could adversely affect the market price of our common stock and adversely affect the terms on which we could obtain additional financing, if needed.

The large number of shares eligible for future sale may adversely affect the market price of our common stock.

The sale, or availability for sale, of a substantial number of shares of common stock in the public market could materially and adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.  At December 31, 2011 there are 5,568,253 shares of common stock issued and outstanding.  Of these shares, approximately 5,527,628 are freely transferable.  Our executive officers and directors beneficially own 1,571,860 shares, which would be eligible for resale, subject to the volume and manner of sale limitations of Rule 144 under the Securities Act.  An additional 40,625 shares are “restricted shares,” as that term is defined in Rule 144, and are eligible for sale under the provisions of Rule 144.

Our common stock is currently considered a “penny stock” and may be difficult to sell unless we obtain and maintain our Nasdaq listing.

Our common stock is subject to certain rules and regulations relating to “penny stock.” A “penny stock” is generally defined as any equity security that has a price less than $5.00 per share and that is not quoted on a national securities exchange such as Nasdaq. Being a penny stock generally means that any broker who wants to trade in our shares (other than with established clients and certain institutional investors) must comply with certain “sales practice requirements,” including delivery to the prospective purchaser of the penny stock a risk disclosure document describing the penny stock market and the risks associated with it. These penny stock rules make it more difficult for broker-dealers to recommend our common stock and, as a result, our stockholders may have difficulty in selling their shares in the secondary trading market. This lack of liquidity may also make it more difficult for us to raise capital in the future through the sale of our equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property.

Facilities

As of December 31, 2011 our corporate headquarters consisted of approximately 200 square feet, were located in New York, New York for total rent per month of $1,320.

On July 11, 2011 we entered into a month to month lease agreement for office space in New Hampshire. Monthly rental payments are $1,445 under the lease.

Our pilot production facility and research and development laboratories were located in Olomouc in the Czech Republic. We occupied the entire 75,000 square-foot facility. During 2011, we paid approximately $40,350 per month (or approximately 719,560 Czech koruna) in rent under a lease that extended through June 2013. In 2008, we entered into a purchase agreement with the landlord to acquire the building and property at which this facility is located for approximately $8,735,000 (or approximately 155,776,900 Czech koruna) payable by June 30, 2013. In February, 2012 we filed a petition of insolvency for Sendio. Our lease for the premises was terminated effective March 15, 2012 and our obligation to acquire the building was terminated on February 8, 2012. See Note 6 to our Notes to the Consolidated Financial Statements for a further discussion of the lease and purchase agreements.

ITEM 3. LEGAL PROCEEDINGS

On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic. In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the Sendio assets and use proceeds to satisfy the liabilities of Sendio.

Our lease obligation and the obligation to purchase the Sendio facility as discussed in Note 6 were terminated. Our lease for the premises was terminated effective March 15, 2012 and our obligation to acquire the building was terminated on February 8, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been quoted on the OTC Bulletin Board under the trading symbol VUOCD since June 5, 2008. The following table sets forth the range of high and low trading prices as reported by the OTC Bulletin Board for the periods indicated.

	Year ended December 31,
Quarter	2010		2011
	High	Low	High	Low
First	$13.80	$6.20	$12.40	$8.80
Second	$10.20	$3.80	$10.00	$7.00
Third	$11.00	$6.00	$9.20	$7.20
Fourth	$18.00	$8.00	$8.00	$4.19

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. These prices have been adjusted from the actual prices for such periods to reflect the 1-for-20 reverse stock split which took place on November 23, 2011.

The closing price of our common stock on April 9, 2012 was $5.10 per share.

As of April 9, 2012, we had 159 stockholders of record and approximately 2,800 beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 26, 2007, our board of directors approved the Vu1 Corporation 2007 Stock Incentive Plan (the “Plan”). The stockholders approved the Plan on May 22, 2008. In March, 2011 the board of directors increased the number of shares authorized for issuance under the Plan from 500,000 to a total of 1,000,000 shares. A majority of our stockholders approved the amendment to the Plan on October 10, 2011. The following table gives information as of December 31, 2011, the end of our most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options, warrants and rights under the Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans not approved by security holders	-	-	-

Equity compensation plans approved by security holders	591,181	$10.04	269,937
Totals	591,181	$10.04	269,937

A description of the Plan can be found in Note 14 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal year ended December 31, 2011, which were not registered under the Securities Act.

From January 12 to February 4, 2011, we sold 20,075 units at a subscription price of $20.00 per unit for net proceeds of $401,500 in our unit private placement. Each unit consisted of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $20.00 per share. A total of 40,150 shares of common stock and two-year warrants to purchase 20,075 shares of common stock at an exercise price of $20.00 were issued. Included in these amounts were 6,650 shares of our common stock and 3,325 warrants issued upon the conversion of accounts payable by R. Gale Sellers, our former Chief Executive Officer and a former member of our board of directors.

On February 8, 2011, we completed a private placement to eight institutional accredited investors of 245,560 shares of our common stock at a purchase price of $9.00 per share for gross proceeds of $2,210,000. As part of the private placement, the investors were issued five-year warrants to purchase up to 245,560 shares of our common stock at an initial exercise price of $12.00 per share.  For each of the warrants, the holder will be able to exercise the warrant on a so-called cashless basis at any time following the one-year anniversary of the closing of the private placement that a registration statement covering the shares of our common stock underlying such warrants is not effective.  The net proceeds from the private placement, following the payment of offering-related expenses, were used by us for our capital expenditure requirements and for working capital and other general corporate purposes.

At the closing of the private placement, we paid Rodman & Renshaw LLC, the exclusive placement agent for the private placement, cash compensation of 7% of the gross proceeds of the private placement and a five-year warrant to purchase up to 17,190 shares of our common stock at an initial exercise price of $12.00 per share.  The terms of the placement agent's warrant are substantially identical to the warrants issued to investors in the private placement.

On March 14, 2011, we issued ten-year options to purchase a total of 31,250 shares of our common stock at an exercise price of $10.40 per share based on the closing market price as of that date.

On March 17, 2011, we issued 5,000 shares of common stock from the 2007 Stock Incentive Plan with a fair value of $51,000, based on the closing market price as of that date of $10.20 per share pursuant to the settlement of a dispute with a former consultant and employee to our company.

On June 15, 2011, we issued 12,500 shares of common stock from the 2007 Stock Incentive Plan with a fair value of $112,500, based on the closing market price as of that date of $9.00 per share to Sales Solutions II, LLC, a company controlled by Bill K. Hamlin, our President, Chief Operating Officer and a director, for services rendered.

On June 22, 2011, we issued 15,000 shares of common stock from the 2007 Stock Incentive Plan with a fair value of $135,000, based on the closing market price as of that date of $9.00 per share to Milan Gottwald pursuant to the Purchase Agreement for our facilities in the Czech Republic for services.

On June 22, 2011, we completed a private placement of our convertible debentures to 11 institutional investors, receiving gross proceeds of $3,500,000. Each convertible debenture was issued at a price equal to 85% of its principal amount. The convertible debentures mature two years after the date of their issuance and do not bear regularly scheduled interest. Investors may convert their convertible debentures into shares of our common stock at any time and from time to time on or before the maturity date, at a conversion price of $11.00 per share. The convertible debentures will mandatorily convert at our option into shares of our common stock at the conversion price, if the closing bid price for the common stock exceeds $30.00 per share for a period of ten consecutive trading days, provided that such underlying shares continue to be registered for resale with the SEC. We also issued to the investors five-year common stock purchase warrants to purchase up to 187,175 shares of our common stock at an exercise price of $13.00 per share. The warrants may be exercised on a cashless basis at any time after the earlier of (i) one year after the date of their issuance or (ii) the completion of the applicable holding period required by Rule 144 in the event the underlying shares fail to continue to be registered for resale with the SEC. We are using the net proceeds of the June 2011 private placement for our working capital and capital expenditure requirements.

Rodman & Renshaw LLC acted as the exclusive placement agent for the June 2011 private placement. At closing, we paid a cash placement fee of $245,000 and issued warrants to purchase 26,205 shares of our common stock to Rodman & Renshaw for acting in this capacity.

In October and November 2011, we received $475,000 in gross proceeds from six existing stockholders in an interim bridge loan involving the issuance of 12% convertible promissory notes and warrants to purchase common stock.  Under the notes, the loans are due upon the earlier of (a) the closing of this offering, or if this offering does not occur, the next round of financing pursuant to which shares of common stock or other equity securities are issued by us for aggregate consideration of not less than $5,000,000, through the (i) conversion of the note, including accrued interest, or (ii) at the lender’s option, repayment of the note in cash, or (b) in any event, two years after the issuance of the note. The number of shares of common stock issuable upon conversion of the note will be based on a conversion price equal to a 15% discount to the price obtained in this offering or other round of equity financing (e.g., $5.95 per share if the public offering price is $7.00 per share). In the event we fail to repay the promissory note on or before November 30, 2011, the note’s interest rate will be increased to 15% per annum. In addition to interest on the promissory note, each noteholder received a warrant to purchase the number of shares of common stock determined by dividing 115% of the principal amount of the note by the price at which our common stock is sold in this offering or other round of equity financing, times 100%. The warrants will be exercisable at any time, commencing 90 days after the closing of this offering or other round of financing, and from time to time for a period of three years after the date of issuance, at an exercise price of $11.00 per share.

The common stock and warrants issued in the February 2011 private placement, the convertible debentures and warrants issued in the June 2011 private placement and the securities issued in other transactions described above were exempt from registration under Section 4(2) of the Securities Act of 1933 as a sale by an issuer not involving a public offering or under Regulation D promulgated pursuant to the Securities Act of 1933.  None of the common stock, convertible debentures or warrants, or shares of common stock underlying such convertible debentures and warrants, were registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

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

Overview

We are focused on designing, developing and selling a line of mercury-free, energy efficient lighting products based on our proprietary light-emitting technology.  For the past several years, we have primarily focused our efforts on research and product development of our Electron Stimulated Luminescence™ (ESL) technology.  In 2007, we formed Sendio s.r.o. in the Czech Republic as a wholly-owned subsidiary for continued development of our lighting products, and to design the manufacturing processes required for commercialization and manufacturing.  During 2011, we continued our development work on the technology to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the products and the design and implementation of the processes required to manufacture our lights.  During the second quarter of 2010, we submitted our initial light for safety certification to Underwriters Laboratories (UL®) and, in October 2010, we received that certification.  Our efforts are presently focused on this initial product, the R30 size light for recessed fixtures.  We are currently supporting initial production of this light and are continuing to enhance our manufacturing capabilities through an outsourcing arrangement.  In addition, we are currently developing our version of the standard Edisonian A19 screw-in light (and its European equivalent, the A60), the most common general purpose electric light in the world.  We submitted this light in June 2011 for safety certification to UL and, in August 2011, we received certification.  We presently anticipate release of the A19 light in the third quarter of 2012.  We are also developing an R40 flood light for the United States commercial market and a smaller R63 light for the European market to be used in currently-installed recessed lighting fixtures.  The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our products on a large scale commercial basis, market acceptance of the products and other factors noted in the "Risk Factors" section of this prospectus.  During 2010, we had no revenues.  During the year ended December 31, 2011, we recognized revenue of approximately $8,000 from initial sales of our R30 reflector light.

As noted above, our independent registered public accounting firm has issued a “going concern” modification in its report on our financial statements for the year ended December 31, 2011, stating that we had a net loss and negative cash flows from operations in fiscal 2011 and that we have an accumulated deficit.  Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this going-concern uncertainty.

Prior Private Placements

On June 22, 2011, we completed a private placement of our convertible debentures to 11 institutional investors, receiving gross proceeds of $3,500,000. Each convertible debenture was issued at a price equal to 85% of its principal amount. The convertible debentures mature two years after the date of their issuance and do not bear regularly scheduled interest. Investors may convert their convertible debentures into shares of our common stock at any time and from time to time on or before the maturity date, at a conversion price of $11.00 per share. The convertible debentures will mandatorily convert at our option into shares of our common stock at the conversion price, if the closing bid price for the common stock exceeds $30.00 per share for a period of ten consecutive trading days, provided that such underlying shares continue to be registered for resale with the SEC. We also issued to the investors five-year common stock purchase warrants to purchase up to 187,175 shares of our common stock at an exercise price of $13.00 per share. The warrants may be exercised on a cashless basis at any time after the earlier of (i) one year after the date of their issuance or (ii) the completion of the applicable holding period required by Rule 144 in the event the underlying shares fail to continue to be registered for resale with the SEC. We are using the net proceeds of the June 2011 private placement for our working capital and capital expenditure requirements.

On February 8, 2011, we completed a private placement to eight institutional accredited investors of 245,560 shares of our common stock at a purchase price of $9.00 per share, for gross proceeds of $2,210,000. As part of the private placement, the investors were issued five-year warrants to purchase up to 245,560 shares of our common stock at an initial exercise price of $12.00 per share. The net proceeds from the private placement, following the payment of offering-related expenses, were used by us for our capital expenditure requirements and for working capital and other general corporate purposes.  In January 2011, we raised approximately $402,000 from a small group of investors through the private sale of our common stock and warrants.

Factors Affecting Financial Results

We had entered into an agreement to purchase the facility presently leased by Sendio in the Czech Republic.  During 2011, we used this facility for research and product development and initial production. In February, 2012 Sendio filed a petition for insolvency in the Czech Republic. The premises lease was terminated on March 15, 2012. In addition, our obligation to purchase the facility in Olomouc, Czech Republic was terminated on February 8, 2012 as a result of the insolvency proceedings. In addition, during March, 2012 all of the employees of Sendio resigned or were terminated by virtue of the insolvency proceedings of Sendio.

Our anticipated expenditures related to our current operations will primarily depend on personnel costs and additional equipment needs for continued development and manufacturing of our line of lighting products.  In addition, we anticipate we will incur substantial costs related to establishing the strategic business relationship with our product manufacturer, as well as for sales, marketing and distribution-related costs, and increased administrative costs.  An overall estimate of our capital expenditures is primarily dependent upon the success of our development and the commercial manufacturing results for our lighting products, and as such cannot be presently estimated.

Our anticipated costs in 2012 for the completion of our line of ESL lighting products cannot be reasonably estimated due to the inherent uncertainty of the research and feasibility of the manufacturing processes.  There can be no assurance that this development process will be successful or, if successful, that the technology will find a market and achieve sales that can sustain our operations without additional funding.

Our emphasis on the development of our planned products, the additional manufacturing processes required by our product manufacturer, the distribution, marketing and branding of products and the development of sales channels relating to our lighting products will command management’s primary attention during the next 12 months.  It will also comprise the primary use of our financial resources. In 2012, our success will depend on our ability to secure additional funding, reach commercial manufacturing levels for our R30 and A19 lights, generate market awareness and acceptance of our current and planned lighting products, protect our technology through patents and trade secrets, and develop our planned products to meet industry standards.  If we are unable for technological, financial, competitive or other reasons to successfully take these steps, our business and operations will be adversely affected.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this prospectus.

Years ended December 31, 2011 and 2010

Revenues

We recognized revenues of $8,000 for the year ended December 31, 2011 from initial sales of our R30 lighting product. We had no revenues for the year ended December 31, 2010.

Cost of Revenues

Cost of revenues is comprised of materials, labor, overhead and freight costs. Total cost of sales was $47,357 for the year ended December 31, 2011. We had no cost of revenues for the year ended December 31, 2010.

Research and Development Expenses

For the years ended December 31, 2011 and 2010, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs. For the comparable years, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research and manufacturing development related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses increased approximately $1,632,000 to $3,709,000 for the year ended December 31, 2011 compared to $2,077,000 for the year ended December 31, 2010. The increase was primarily related to an increase in materials and technical consulting fees relative to the development of the electronics, as well as increases in salaries and attendant costs and overhead costs related to the increased activity of our manufacturing development operations.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2011 and 2010 were comprised of share-based compensation expenses, salaries, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased by approximately $984,000 to $3,329,000 for the year ended December 31, 2011 compared to $2,345,000 for the year ended December 31, 2010. Non-cash charges related to share-based compensation expenses increased $293,000 to $1,234,000 relating primarily to stock options issued to directors, officers and our current and our former chief executive officers and directors for the year ended December 31, 2011 compared to $941,000 for the year ended December 31, 2010. The remaining increase was due to increased legal and accounting costs related to our recent private placements of debt and equity securities and related registration statements, increased consulting fees related to the development of our logistics and distribution network and travel expenses.

Marketing Expenses

Marketing expenses for the years ended December 31, 2011 and 2010 were comprised of consulting fees, share-based compensation expenses and office related expenses. Marketing expenses increased by approximately $619,000 to $984,000 for the year ended December 31, 2011 compared to $365,000 for the year ended December 31, 2010. Non-cash charges related to share based compensation expenses increased $106,000 to $113,000 for the year ended December 31, 2011 compared to $7,000 for the year ended December 31, 2010. The remaining increase was due primarily to increases in consulting fees related to public relations, channel development and packaging costs for the year ended December 31, 2011.

Impairment Loss

We recognized an impairment loss for the year ended December 31, 2011 related to the fixed assets, construction in process and deposit related to the purchase of the facilities of Sendio. The impairment was recognized due to the insolvency proceedings of Sendio filed in February, 2012. There was no comparable expense for the year ended year ended December 31, 2010. The details of the impairment loss for the year ended December 31, 2011 are as follows:

Year Ended December 31,
2011
Equipment	$215,283
Construction in process	288,570
Deposit on building purchase	1,308,875
Total impairment loss	$1,812,728

Other Income and Expense

Other income and expense for the years ended December 31, 2011 was comprised of interest income, interest expense and derivative valuation gain. Interest income was $177 for the year ended December 31, 2011 compared to $14 for the year ended December 31, 2010. The increase was due to higher average cash balances during the year.

Interest expense for the year ended December 31, 2011 decreased $635,000 to $605,000 compared to $1,240,000 for the year ended December 31, 2010. Interest expense relates to Sendio’s loan and capital lease obligations as discussed in Notes 12 and 13 of the Notes to Consolidated Financial Statements. Interest expense for the year ended December 31, 2011 also includes the amortization related to the original issue discount, beneficial conversion feature, warrant allocation and loan costs related to our Convertible Debentures as discussed in Note 7 of the Notes to Consolidated Financial Statements. In addition, interest expense includes interest related to our Bridge Notes as discussed in Note 8 of the Notes to Consolidated Financial Statements. Interest expense for the year ended December 31, 2010 included the fair value of the warrant of $19,125 issued pursuant to a short term note payable, as well as discount and prepaid amortization of $693,000 and amortization of loan costs of $28,000 for year ended December 31, 2010 related to the convertible notes which were outstanding in 2010 as discussed in Note 9 of the Notes to Consolidated Financial Statements.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $1,498,000 during the year ended December 31, 2011 and related to the derivative warrant liability as discussed in Note 10 of the Notes to Consolidated Financial Statements. Derivative valuation gain was $1,579,000 for the year ended December 31, 2010 and related to the convertible debt outstanding in 2010 as discussed in Note 10 of the Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

We had cash of $10,992 and no short-term debt as of December 31, 2011.

On February 13, 2012, we filed a petition of insolvency for Sendio to curtail our operations and transition our manufacturing operations to our manufacturing partner. As a result of this, we have significantly curtailed our operations. The premises lease was terminated on March 15, 2012. In addition, our obligation to purchase the facility in Olomouc, Czech Republic was terminated on February 8, 2012. During March, 2012 all of the employees of Sendio resigned or were terminated by virtue of the insolvency proceedings of Sendio.

From January 24 to April 3, 2012, we sold 313,064 units at a subscription price of $3.50 per unit for net proceeds of $1,095,717 in our Unit Private Placement. Each unit consists of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $3.75 per share. A total of 313,064 shares of common stock and three-year warrants to purchase 313,064 shares of common stock at an exercise price of $3.75 were issued. Included in these amounts are the 29,786 shares of our common stock and 29,786 warrants issued upon the conversion of bridge notes payable of $100,000 plus related accrued interest of $4,249 and 12,000 shares of our common stock and 12,000 warrants issued upon the conversion of $42,000 of accounts payable.

We believe that the net proceeds of this offering will be sufficient to meet our cash, operational and liquidity requirements through April, 2012. We must obtain additional financing in 2012 to fund our operations, research and product development and manufacturing activities, through one or more debt or equity financings. Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. No assurance can be given that additional financing will be available on terms acceptable to us, if at all.

If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to curtail or cease operations. Any inability to obtain additional cash as needed would have a material adverse effect on our financial position, results of operations and our ability to continue in existence. Our independent registered public accounting firm added an explanatory paragraph to its opinion on our 2011 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 31, 2011:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$1,096,317	$730,838	$365,439	—	—

The above lease obligation is related to the facilities of Sendio, which was terminated on March 15, 2012.

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

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates on an ongoing basis and base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at that time. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the dollar amounts reported on our financial statements. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant estimates used in the preparation of our financial statements and is important to the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to your understanding of our company. For a detailed discussion on the application of these and our other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.

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

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. Significant fair value measurements resulted from our discount and beneficial conversion feature and warrant allocation on our convertible debentures and our share-based payment arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes.

The functional currency of Sendio in the Czech Republic is the Czech koruna (CZK).  However, our consolidated financial statements are expressed in U.S. dollars, which is our functional currency. Our consolidated balance sheets have been translated into U.S. dollars at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations have been translated using the average exchange rates prevailing during the periods of each statement. The exchange rate of the CZK against the U.S. dollar (or any other currency) nonetheless may fluctuate and be affected by, among other factors, changes in the political and economic conditions in the Czech Republic and the European Union.

Fluctuations in exchange rates may affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Under our new manufacturing agreement with Huayi Lighting Company Ltd., we are invoiced in U.S. dollars. However, we may be subject to the risk of fluctuations in raw material prices in the future, since our arrangement with Huayi Lighting provides that increases and decreases in the prices of such raw materials obtained from local China-based vendors are passed through to us in the form of adjusted final finished good prices charged by Huayi Lighting.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2011.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

/S/ Scott C. Blackstone	/S/ Matthew DeVries
Scott C. Blackstone Chief Executive Officer	Matthew DeVries Chief Financial Officer

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages of our executive officers, directors and key personnel, and their positions with us, as of December 31, 2011:

Name	Age	Title
William B. Smith	43	Chairman of the Board of Directors

Scott C. Blackstone, Ph.D.	59	Chief Executive Officer

Bill K. Hamlin	59	President, Chief Operating Officer and Director

Matthew J. DeVries	49	Chief Financial Officer

John J. Boyle III	64	Director

Paul D. Fletcher	52	Director

Charles Hunt, Ph.D.	58	Director

John E. Rehfeld	71	Director

W. Duncan Troy	52	Director

Mark W. Weber	54	Director

Juan Carlos Blacker	39	Vice President, Business Development - Energy Efficient Markets

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

William B. Smith was elected to our board of directors in November 2010 and elected chairman in January 2011. Mr. Smith is the Founder and has been the Chief Executive Officer of Smith Asset Management, Inc. since 1997. Mr. Smith has also been the President and Chief Executive Officer since 2004 of SAM Advisors, LLC, a money management firm spun off from Smith Asset Management, Inc., specializing in distressed public debt and equities trading at discounts to intrinsic value, as well as special situation investments. In addition, Mr. Smith is the founder and has been the Managing Member of SAM Capital Partners, LLC, the General Partner of SAM Special Opportunities Fund, LP (our largest stockholder) since 2009.

As the Chairman and our company’s largest stockholder (through entities controlled by him), Mr. Smith leads the board and guides the company. Mr. Smith brings a deep background in technology companies through his portfolio investments, and extensive experience in mergers and acquisitions and capital markets transactions.

Scott C. Blackstone, Ph.D. was appointed to the position of Chief Executive Officer in April 2011, and also served as President from April to June 2011. Dr. Blackstone brought more than 30 years of electronics manufacturing and lighting industry experience to our company. Dr. Blackstone currently serves as the Chairman of the Board of Apollo Systems Inc., a manufacturer of print inspection products that he joined in 2006. He previously served as the Chief Executive Officer of Advanced Luminescence, Inc., a lighting technology company focused on carbon nanotube field emission technology that he co-founded in 2005, and as a managing partner of Great Bay Ventures LLC, an investment firm specializing in providing advisory and capital-raising support for growth-stage technology companies that he co-founded in 2003. Dr. Blackstone also previously acted as the Chairman of Biode Corp., a developer of sensors for industrial process control that he joined in 2004, and Chairman of KCI Research, a designer of modeling tools for online trading that he co-founded in 2001. Dr. Blackstone founded in 1992 and was the Chief Executive Officer of BCO Technologies plc, a supplier of integrated circuit wafers used for fabricating micromechanical optical devices for optical communications applications. As its Chief Executive Officer, Dr. Blackstone took the company public in the United Kingdom in 1997 and later negotiated the sale of the company to Analog Devices, Inc. in 2000. Dr. Blackstone continued to work with Analog Devices after the sale, leading its optical microelectromechanical effort, through 2003. Dr. Blackstone has published more than 50 papers and holds over ten patents. Dr. Blackstone received an undergraduate degree in electrical engineering from Cornell University and a Ph.D. in electrical engineering from IMEC in Belgium.

Bill K. Hamlin was elected to our board of directors in October 2010 and was appointed to the positions of President and Chief Operating Officer in July 2011. Mr. Hamlin is also presently the Chief Executive Officer of Skyward Enterprises, LLC, a global business consulting firm, since August 2009. Since June 2010, Mr. Hamlin has also been the Chief Executive Officer of Integrated Sales Solutions II, LLC, a consulting agency offering a wide array of services to manufacturers to successfully introduce hard-line products to the vertical markets of hardware/home improvement and club/mass market. Mr. Hamlin is the Chief Executive Officer of Foregolf, a start-up simulator company focused on the golf industry since October 2009. He is also the Chairman of the Advisory Board of Unique Home Designs (since July 2010) and Parkland Plastics (since August 2010) and the President of the Board of Trustees for the Leukemia & Lymphoma Society, Georgia chapter, since July 2007. Mr. Hamlin was the founder of The PGA Tour Superstore in May 2002 to November 2009, which comprised ten “big box” concept stores of more than 60,000 square feet of golfing merchandise. Mr. Hamlin worked in positions of increasing responsibility with The Home Depot, Inc. beginning in November 1985, where he held the titles of Executive Vice President of Merchandising & Marketing and Group President until his retirement in January 2000.

Mr. Hamlin has extensive knowledge of retailing and merchandising new products and concepts in particular, making his input invaluable to our board’s discussions of our company’s growth strategy and strategic partnerships.

Matthew J. DeVries has served as our Chief Financial Officer since October 2006. Mr. DeVries has been an independent financial consultant since 2001, providing public and privately-held corporations financial assistance and has coordinated audits and supervised the preparation and filing of public disclosure documents for corporations in his consulting practice. Mr. DeVries is also a member of the Board of Directors of Zyto Corp., (OTCBB: ZYTC) since December, 2011. Zyto is a Utah based, publicly traded technology company that produces health related software and equipment to facilitate decision making about healthcare and wellness. Mr. DeVries also serves on Zyto’s audit and corporate governance committees.

John J. Boyle III was elected to our board of directors in September 2011. Mr. Boyle was the President and Chief Executive Officer and a member of the board of directors of Arbor Networks Inc., a network security company, from September 2005 to January 2010. Mr. Boyle was responsible for directing the progression of Arbor Networks into a well-regarded thought-leader on network security issues, and drove the company’s acquisition and integration of Ellacoya Networks, formerly a leading provider of deep packet inspection solutions. Mr. Boyle was a director from July 1999 to 2004 and lead director from 2004 to 2007 of eFunds Corp., a payment services company. Mr. Boyle was also the Chief Executive Officer of Saville Systems, Inc., a provider of customer care and billing solutions to the telecommunications and energy industries, from September 1994 and became Chairman of the Board in 1998 until the company was sold to ADC Telecommunications, Inc. in December 1999. He remained on the board of ADC Telecommunications, Inc. until it was sold in December 2010. Mr. Boyle received a B.S. degree in business administration from Northeastern University.

Mr. Boyle’s more than 20 years of high-tech experience, including scaling venture capital-funded start-ups through exits including initial public offerings and mergers and acquisitions, makes him well qualified as a member of our board.

Paul D. Fletcher was elected to our board of directors in September 2011. He is currently the Chief Financial Officer at Presidio, Inc., a privately-held high-end IT integration and managed networks services company, since August 2007. Previously, he served as the Senior Vice President and Chief Financial Officer of Trex Company, from July 2003 to August 2007. He was Vice President of Finance of that company from October 2001 through July 2003, and of TREX Company, LLC from October 2001 through December 2002. From 2000 to 2001, Mr. Fletcher served as Vice President and Chief Financial Officer for AMX Corporation, an advanced control system technology company. From 1996 to 2000, he served as Vice President and Treasurer for Excel Communications Inc., a telecommunications company. From 1987 to 1996, he served as Senior Vice President and Treasurer for Lomas Financial Corporation, a financial services company. Mr. Fletcher received his B.A. degree in economics and management from Albion College and an M.B.A. degree in finance and management policy from Northwestern University’s Kellogg School of Management.

Mr. Fletcher demonstrates extensive knowledge of complex accounting, financial reporting and operational issues highly relevant to our business, making him well qualified as a member of our board.

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

John E. Rehfeld was elected to our board of directors in September 2011.  Mr. Rehfeld is currently on the board of directors of Lantronix, Inc., a provider of secure communication technologies (since May 2010), Local.com Corporation, a local search engine provider (since 2005), and Enkeboll Design, a privately-held company (since January 2006).  Mr. Rehfeld was previously a director of ADC Telecommunications, Inc., a provider of network infrastructure solutions (from September 2004 to December 2010, when it was sold), Overtone, a privately-held company that monitors company-hosted online forums and feedback platforms (from 2002 to April 2011, when it was sold), and Primal Solutions, Inc., a managed software solutions provider (from December 2008 to June 2009). Mr. Rehfeld most recently served as Chief Executive Officer of Spruce Technologies, Inc., a DVD authoring software company, during 2001.  From 1997 to 2001, Mr. Rehfeld served as Chairman and Chief Executive Officer of ProShot Golf, Inc.  He also served as President and Chief Executive Officer of Proxima Corporation from 1995 to 1997, and as President and Chief Executive Officer of ETAK, Inc. from 1993 to 1995.  Mr. Rehfeld is the Chairman Emeritus of the Forum of Corporate Directors in Orange County, California.

Mr. Rehfeld’s over 30 years of executive experience in high growth industries, including prior experience as a Chief Executive Officer of a number of companies; prior and current experience serving as a director of a number of public and private companies, and a distinguished educational background, including an M.B.A. degree from Harvard University and a B.S. degree in chemical engineering from the University of Minnesota, as well as his current positions as adjunct professor of marketing and strategy for the Executive M.B.A. Programs at Pepperdine University (since 1998) and the University of San Diego (since 2010), provide him with the skills and qualifications to serve on our board of directors.

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

Mark W. Weber was elected to our board of directors in June 2005. Mr. Weber has been a marketing consultant, strategic planner and senior business advisor to financial services companies, technology companies and emerging growth companies since 1988. Mr. Weber has been involved in raising private capital and launching start up, emerging growth technology companies and new banks over the past 20 years. Since 1988, he has been the President of Weber Marketing Group, the 12th largest marketing agency in Washington State and a national provider of marketing consulting and branding services to financial services and technology companies across the United States. Mr. Weber was a founder and board member of Pacifica Bank from 1998 to 2005. Pacifica Bank was a SEC-registered business bank sold in 2005 to United Bank California. Mr. Weber also served as chairman of the board’s compensation committee at Pacifica from 2002 to 2005. Mr. Weber served as an advisory board member of several technology and emerging growth companies between 1990 and 2001. He has been on the Board of Trustees of the Noemi Fund, part of Agros International, since 2003.

Mr. Weber’s experience in launching, marketing and branding technology and emerging growth companies make him well qualified to be a member of our board.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board. There are no family relationships among our directors and executive officers. As of the date of this prospectus, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Key Personnel

Juan Carlos Blacker joined our company in September 2011 as Vice President, Business Development - Energy Efficient Markets. Mr. Blacker was previously the Program and Product Manager at Portland Energy Conservation, Inc. (PECI), an energy resource management company, from July 2007 to August 2011. Mr. Blacker leads the company’s efforts in participating in energy efficiency programs, and in complying with governmental policies and standards, throughout the United States and Canada.

Board of Directors and Corporate Governance

Our board of directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require board approval, the board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

We established a Compensation Committee in 2008, and an Audit Committee and Nominations and Corporate Governance Committee in September 2011. The charters for the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee are available at our website, www.vu1.com. Five members of our board of directors, John J. Boyle III, Paul Fletcher, John E. Rehfeld, Duncan Troy and Mark W. Weber, are considered “independent” within the meaning of the listing rules of the Nasdaq Stock Market. Additionally, Charles Hunt, Ph.D., who served as a paid consultant in 2008, will be considered an independent director in 2012.

The board, its committees and our management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner. The board and the Audit, Compensation and Nominations and Corporate Governance Committees each perform annual self evaluations. We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Matthew DeVries, Chief Financial Officer, Vu1 Corporation, One New Hampshire Ave, Suite 125 Portsmouth, New Hampshire  03801.

Committees of the Board

Audit Committee. The board has an Audit Committee comprised of three non-employee directors, John E. Rehfeld (chairman), Duncan Troy and Mark W. Weber. Each member of the Audit Committee is independent as defined under Nasdaq’s listing rules. The board of directors has determined that Mr. Rehfeld qualifies as an “audit committee financial expert.” The Audit Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time. The Audit Committee was established in September 2011. Until the formation of the Audit Committee, the entire board of directors performed the functions of the Audit Committee. The Audit Committee is currently charged with, among other things:

•	recommending to the board of directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;

•	the appointment, compensation, retention and oversight of the work of the independent auditor engaged by us for the purpose of preparing or issuing an audit report or performing other audit review or attest services for us;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•	approving the scope of the financial audit;

•	requiring the rotation of the lead audit partner;

•	consulting regarding the completeness of our financial statements;

•	reviewing changes in accounting principles;

•	reviewing the audit plan and results of the auditing engagement with our independent auditors and with our officers;

•	reviewing with our officers, the scope and nature and adequacy of our internal accounting and other internal controls over financial reporting and disclosure controls and procedures;

•	reviewing the adequacy of the Audit Committee Charter at least annually;

•	meeting with our Internal Auditor on a regular basis;

•	performing an internal evaluation of the Audit Committee on an annual basis; and

•	reporting to the board of directors on the Audit Committee's activities, conclusions and recommendations.

Compensation Committee. The board has a Compensation Committee comprised of two non-employee directors, John E. Rehfeld (chairman) and Paul Fletcher. Each member of the Compensation Committee is independent as defined under Nasdaq’s listing rules. The Compensation Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time. The Compensation Committee was established in 2008. The Compensation Committee is currently charged with, among other things, assisting the board in:

•	approving and evaluating the compensation of directors and executive officers;

•	establishing strategies and compensation policies and programs for employees to provide incentives for delivery of value to our stockholders;

•	establishing policies to hire and retain senior executives, with the objective of aligning the compensation of senior management with our business and the interests of our stockholders;

•	together with management, surveying the amount and types of executive compensation paid by comparable companies, and engaging consultants as necessary to assist them;

•	periodically reviewing corporate goals and objectives relevant to executive compensation and making recommendations to the board for changes;

•	assisting management in evaluating each executive officer's performance in light of corporate goals and objectives, and recommending to the board (for approval by the independent directors) the executive officers' compensation levels based on this evaluation;

•	overseeing our stock option plan or other stock-based plans with respect to our executive officers and employee board members, who are subject to the short-swing profit restrictions of Section 16 of the Securities Exchange Act of 1934, as amended;

•	reviewing the overall performance of our employee benefit plans and making recommendations to the board regarding incentive-compensation plans and equity-based plans;

•	together with the Nominations and Corporate Governance Committee, reviewing and making recommendations to the independent directors of the board regarding the form and amount of director compensation;

•	ensuring that our compensation policies meet or exceed all legal and regulatory requirements and any other requirements imposed on us by the board; and

•	producing an annual report on executive compensation for inclusion in our information statement.

In general, the Compensation Committee formulates and recommends compensation policies for board approval, oversees and implements these board-approved policies, and keeps the board apprised of its activities on a regular basis. In addition, the Compensation Committee together with the Nominations and Corporate Governance Committee, develops criteria to assist the board's assessment of the Chief Executive Officer's leadership of our company.

Nominations and Corporate Governance Committee. The board has a Nominations and Corporate Governance Committee comprised of two non-employee directors, Mark W. Weber (chairman) and John J. Boyle III. Each member of the Nominations and Corporate Governance Committee is independent as defined under Nasdaq’s listing rules. The Nominations and Corporate Governance Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time. The Nominations and Corporate Governance Committee was established in September 2011. Until the formation of the Nominations and Corporate Governance Committee, the entire board of directors performed the functions of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is currently charged with, among other things, assisting the board in:

•	identifying individuals qualified to become board members and recommending that the board select a group of director nominees for each next annual meeting of our stockholders;

•	ensuring that the Audit, Compensation and Nominations and Corporate Governance Committees of the board have the benefit of qualified and experienced "independent" directors;

•	developing and recommending to the board a set of effective corporate governance policies and procedures applicable to us, and reviewing and reassessing the adequacy of such guidelines annually and recommending to the board any changes deemed appropriate;

•	periodically reviewing the charters of all board committees and recommending to the committees and board any changes deemed appropriate;

•	developing policies on the size and composition of the board;

•	conducting annual evaluations of the performance of the board, committees of the board and individual directors;

•	reviewing conflicts of interest and the independence status of directors;

•	together with the Compensation Committee, reviewing and making recommendations to the independent directors of the board regarding the form and amount of director compensation;

•	reviewing the structure of our senior staffing and management succession plans with the Chief Executive Officer;

•	together with the Compensation Committee, developing criteria to assist the board's assessment of the Chief Executive Officer's leadership of our company; and

•	generally advising the board (as a whole) on corporate governance matters.

Committee Interlocks and Insider Participation

No member of our board of directors is employed by us or our subsidiaries, except for Bill K. Hamlin.

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

We believe that our officers, directors, and 10% stockholders complied with their Section 16(a) filing obligations during the year ended December 31, 2011, except for the following: Philip G. Styles, W. Duncan Troy, Charles Hunt, Ph.D. William B. Smith and Greg W. Owens, our directors, did not file a Form 4 to report an issuance of options. Scott C. Blackstone, Bill K. Hamlin and Matthew J. DeVries, our officers did not file a Form 4 to report an issuance of options.

Code of Ethics

On March 29, 2011 we adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial and accounting officer or persons performing similar functions. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended December 31, 2011 and 2010 by (a) all persons serving as principal executive officer, and (b) our two other most highly compensated executive officers whose total compensation exceeded $100,000 in fiscal 2011, as follows (collectively, the “Named Executive Officers”):

•	Scott C. Blackstone, our former Chief Executive Officer (principal executive officer);
•	Philip G. Styles, our former Chief Executive Officer (principal executive officer);
•	Bill K. Hamlin, President and Chief Operating Officer (principal financial officer); and
•	Matthew DeVries, Chief Financial Officer (principal financial officer).

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred	All
					Option	Incentive Plan	Compensation	Other
Name and Principal			Bonus	Stock	Awards	Compensation	Earnings	Compensation
Position	Year	Salary ($)	($)	Awards ($)	($)	($)	($)	($)	Total ($)
Scott C. Blackstone Chief Executive	2011	167,731	-	-	139,406	-	-	-	307,137
Officer, Principal Executive Officer (1)	2010	-	-	-	-	-	-	-	-
Philip Styles Former Chief Executive	2011	138,122	-	-	288,910	-	-	10,639	437,671
Officer, Principal Executive Officer (2)	2010	130,452	-	3,450	247,785	-	-	18,239	399,926
Bill K. Hamlim President and Chief	2011	89,984	-	-	44,677	-	-	-	134,661
Operating Officer (3)	2010	-	-	150,000	-	-	-	-	150,000
Matthew DeVries	2011	118,750	-	-	79,907	-	-	-	198,657
Chief Financial Officer (4)	2010	84,900	-	-	-	-	-	-	84,900

________________

(1)	On April 27, 2011, the board of directors appointed Mr. Blackstone as our Chief Executive Officer and entered into a three-year employment agreement as of that date. The 2011 option awards amount is comprised of the fair value of the vested portion of a ten-year option to purchase 110,807 shares of common stock at an exercise price of $7.82 per share awarded on April 27, 2011 with a fair value of $616,084. This amount does not reflect the actual amounts that may be realized. The fair values of the options were computed using the Black Scholes method with the assumptions as detailed in Note 14 of the Notes to Consolidated Financial Statements.

(2)	On October 4, 2010, the board of directors appointed Mr. Styles as our Chief Executive Officer and entered into a one-year employment agreement as of that date. A total of $47,670 and $34,452 of his salary for 2011 and 2010 was converted into 4,674 and 3,378 shares of our common stock, respectively based on a price of $10.20 per share, representing the closing market price for our common stock as of the date of Mr. Styles’ employment agreement. Stock awards of $3,450 for 2010 are comprised of the fair value of 750 shares of our common stock issued from our 2007 Stock Incentive Plan to Mr. Styles on December 17, 2007, which vested during each fiscal year based on the closing market price of $4.60 per share as of the date of issuance. We recognized the fair value of option awards in our consolidated financial statements for fiscal 2011 and 2010 with a fair value totaling $247,785 and $63,270, respectively. These amounts do not reflect the actual amounts that may be realized. The 2010 amount is comprised of the fair value of a fully vested ten-year option to purchase 15,000 shares of common stock at an exercise price of $8.60 per share awarded on July 9, 2010 with a fair value of $127,860, and the vested portion of a ten-year option to purchase our common stock issued on October 4, 2010 at an exercise price of $10.20 per share. The total fair value of this option was $497,416, of which $288,910 and $119,925 was vested at December 31, 2011 and 2010, respectively. The fair values of the options were computed using the Black Scholes method with the assumptions as detailed in Note 14 of the Notes to Consolidated Financial Statements. All other compensation for fiscal 2011 and 2010 was comprised of the value of rent of $4,293 and $7,360, respectively, for an apartment in the Czech Republic and $6,346 and $10,879 respectively, paid for an automobile. Mr. Styles resigned as an officer and director in July 2011.

(3)	On July 28, 2011, the board of directors appointed Mr. Hamlin as our President and Chief Operating Officer and entered into a one-year employment agreement as of that date. A total of $44,754 of his salary for 2011 was converted into 5,592 shares of our common stock, respectively based on a price of $8.00 per share, representing the closing market price for our common stock as of the date of Mr. Hamlin’s employment agreement. The 2011 option awards amount is comprised of the fair value of the vested portion of a ten-year option to purchase 30,000 shares of common stock at an exercise price of $8.00 per share awarded on April 27, 2011 with a fair value of $104,820. This amount does not reflect the actual amounts that may be realized. On November 4, 2010, we issued 12,500 shares of common stock to Mr. Hamlin for service as a director at a price of $12.00 per share and a fair value of $150,000 based on the closing market price on the date of issuance. The fair values of the options were computed using the Black Scholes method with the assumptions as detailed in Note 14 of the Notes to Consolidated Financial Statements.

(4)	The 2011 option awards amount is comprised of the fair value of a fully vested ten-year option to purchase 8,750 shares of common stock at an exercise price of $10.40 per share awarded on March 14, 2011 with a fair value of $79,907. This amount does not reflect the actual amounts that may be realized. The fair values of the options were computed using the Black Scholes method with the assumptions as detailed in Note 14 of the Notes to Consolidated Financial Statements.

The following table summarizes equity awards outstanding at December 31, 2011 for each of the executive officers named in the Summary Compensation Table above:

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
	Number of	Number of						Equity Incentive Plan	Equity Incentive Plan
	Securities	Securities	Equity Incentive Plan			Number of	Market Value	Awards: Number of	Awards: Market or
	Underlying	Underlying	Awards: Number of			Shares or Units	of Shares or	Unearned Shares,	Payout Value of
	Unexercised	Unexercised	Securities Underlying	Option		of Stock That	Units of Stock	Units or Other Rights	Unearned Shares, Units
	Options (#)	Options (#)	Unexercised Unearned	Exercise Price	Option	Have Not	That Have Not	That Have Not Vested	or Other Rights That
Name	Exciseable	Unexerciseable	Options (#)	($)	Expiration Date	Vested (#)	Vested ($)	(#)	Have Not Vested ($)
Scott C. Blackstone	25,073	85,734	—	$7.82	4/26/2016	—	—	—	—
Philip Styles	41,730	—	—	$10.20	7/31/2014	—	—	—	—
Philip Styles	15,000	—	—	$8.60	7/31/2014	—	—	—	—
Philip Styles	5,000	—	—	$13.00	7/31/2014	—	—	—	—
Bill K. Hamlin	12,787	17,213	—	$8.00	7/27/2016	—	—	—	—
Bill K. Hamlin	—	40,000	—	$8.00	7/8/2020	—	—	—	—
Matthew DeVries	2,500	—	—	$4.60	12/16/2012	—	—	—	—
Matthew DeVries	8,750	—	—	$10.40	3/13/2021
Matthew DeVries	9,016	—	—	$20.00	9/8/2018	—	—	—	—

Employment Agreements

Blackstone Employment Agreement. In April 2011, as part of becoming our Chief Executive Officer, Dr. Blackstone entered into a three-year employment agreement with us. Pursuant to the employment agreement, Dr. Blackstone will devote substantially all of his professional time and attention to our business and will be based in New York. The employment agreement provides that Dr. Blackstone will receive an annual base salary of $245,000. Dr. Blackstone will also be entitled to receive an annual performance incentive bonus based on the success of our financial results as determined by our board. We have also agreed to issue Dr. Blackstone stock options to purchase 110,807 shares of common stock at an exercise price of $7.82 per share, the closing market price on his first day of employment, and vesting over the term of his employment, in accordance with our 2007 Stock Incentive Plan.

The employment agreement provides for termination of Dr. Blackstone’s employment by us upon an act of fraud, dishonesty or misconduct by Dr. Blackstone or, following written notice and failure to cure, a material breach by him of his obligations under the agreement. In the event Mr. Blackstone’s agreement is terminated by us without cause, he will be entitled to compensation for six months.

The employment agreement also contains covenants (a) restricting him from engaging in any activities competitive with our business during the term of his employment agreement and for a period of one year thereafter, (b) prohibiting him from disclosure of confidential information regarding our company at any time, and (c) confirming that all intellectual property developed by him and relating to our business constitutes our sole and exclusive property.

Hamlin Employment Agreement.  As part of becoming our President and Chief Operating Officer in July 2011, Mr. Hamlin entered into a one-year employment agreement with us.  Pursuant to the employment agreement, Mr. Hamlin will devote substantially all of his professional time and attention to our business. The employment agreement provides that Mr. Hamlin will receive an annual base salary of $210,000, of which $105,000 will be paid in cash and $105,000 will be converted into 13,125 shares of our common stock at a conversion price of $8.00 per share, based on the closing market price of our common stock on the first day of his employment.  These shares will vest in 12 equal monthly installments over the term of his employment agreement.  We have also agreed to issue Mr. Hamlin stock options to purchase up to 70,000 shares of our common stock at an exercise price of $8.00 per share, the closing market price on his first day of employment, from our 2007 Stock Incentive Plan.  A total of 30,000 options will vest over the term of his employment agreement, and the remaining 40,000 options will vest upon meeting certain performance criteria set by the company.

The employment agreement provides for termination of Mr. Hamlin’s employment by us upon an act of fraud, dishonesty or misconduct by Mr. Hamlin or, following written notice and failure to cure, a material breach by him of his obligations under the agreement. We may also terminate Mr. Hamlin’s employment upon 30 days notice without cause.

The employment agreement also contains covenants (a) restricting him from engaging in any activities competitive with our business during the term of his employment agreement and for a period of one year thereafter, (b) prohibiting him from disclosure of confidential information regarding our company at any time, and (c) confirming that all intellectual property developed by him and relating to our business constitutes our sole and exclusive property.

We do not have agreements with any of our other Named Executive Officers providing for payments, whether from resignation, retirement or other termination of employment, resulting from a change of control.

Director Compensation

Non-employee Director Compensation.  Non-employee directors currently receive no cash compensation for serving on our board of directors, other than reimbursement of all reasonable expenses for attendance at board and board committee meetings.  Under our 2007 Stock Incentive Plan, non-employee directors are entitled to receive stock options to purchase shares of common stock or restricted stock grants.  During the year ended December 31, 2010, no options to purchase shares of common stock were granted to the non-employee directors for their service on the board.

Employee Director Compensation.  Directors who are employees of our company receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

The table below summarizes the compensation we paid to non-employee directors for the year ended December 31, 2011:

Director Compensation

				Non-Equity	Nonqualified
	Fees Earned or			Incentive Plan	Deferred	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Compensation	Compensation
Name	($)	($)	($)	($)	Earnings ($)	($)	Total ($)

Duncan Troy (1)	-	-	91,322	-	-	-	91,322
Mark W. Weber (2)	-	-	76,907	-	-	-	76,907
Charles E. Hunt (3)	-	-	34,246	-	-	-	34,246
William B. Smith (4)	-	-	61,625	-	-	-	61,625

_____________

(1)	The 2011 option awards amount is comprised of the fair value of a fully vested ten-year option to purchase 10,000 shares of common stock at an exercise price of $10.40 per share awarded on March 14, 2011 with a fair value of $91,322.

(2)	The 2011 option awards amount is comprised of the fair value of a fully vested ten-year option to purchase 8,750 shares of common stock at an exercise price of $10.40 per share awarded on March 14, 2011 with a fair value of $79,907.

(3)	The 2011 option awards amount is comprised of the fair value of a fully vested ten-year option to purchase 3,750 shares of common stock at an exercise price of $10.40 per share awarded on March 14, 2011 with a fair value of $34,246.

(4)	The 2011 option awards amount is comprised of the fair value of a fully vested ten-year option to purchase 12,500 shares of common stock at an exercise price of $10.40 per share awarded on August 22, 2011 with a fair value of $61,625.

The option amounts do not reflect the actual amounts that may be realized. The fair values of the options were computed using the Black Scholes method with the assumptions as detailed in Note 14 of the Notes to Consolidated Financial Statements.

2007 Stock Incentive Plan

In October 2007, our board of directors adopted the Vu1 Corporation 2007 Stock Incentive Plan (the Stock Plan). As of December 31, 2011, 591,181 shares of common stock were reserved for issuance upon the exercise of outstanding stock options under the Stock Plan. Set forth below is a summary of the Stock Plan, but this summary is qualified in its entirety by reference to the full text of the Stock Plan, which has been filed with the SEC, and any stockholder who wishes to obtain a copy of the Stock Plan may do so by written request to Vu1 Corporation, One New Hampshire Ave, Suite 125 Portsmouth, New Hampshire  03801 , Attention: Mr. Matthew DeVries, Chief Financial Officer.

Administration.  The Stock Plan is administered by our board of directors, or a committee appointed by, and consisting of two or more members of the board of directors.  Each member of the committee must exhibit the independence necessary to comply with any applicable securities law, the rules of the exchange on which our common stock is traded or any other applicable law, as necessary.  Committee members serve for such term as the board may determine, subject to removal by the board at any time.

Except for the terms and conditions explicitly set forth in the Stock Plan, the administrator has exclusive authority, in its discretion, to determine all matters relating to awards under the Stock Plan, including the selection of individuals to be granted awards, the type of awards, the number of shares of common stock subject to an award, all terms, conditions, restrictions and limitations, if any, of an award and the terms of any document, agreement or instrument that evidences the award.  The administrator also has exclusive authority to interpret the Stock Plan and may from time to time adopt, and change, rules and regulations of general application for the Stock Plan’s administration.  The administrator’s interpretation of the Stock Plan and its rules and regulations, and all actions taken and determinations made by the administrator pursuant to the Stock Plan, are conclusive and binding on all parties involved or affected.  The administrator may delegate administrative duties to such of our officers as it so determines.

Shares subject to the Stock Plan.  The Stock Plan authorizes the granting of awards for up to an aggregate of 1,000,000 shares of our authorized but unissued common stock (subject to adjustment as described below).  Shares that were previously the subject of an award under the Stock Plan that are no longer subject to the award become available for future grant.

Eligible Participants. All of our employees, directors, officers, consultants, agents, advisors and independent contractors and of our subsidiaries are eligible to participate in the Stock Plan, as selected by the administrator.

Awards. The administrator has the authority, in its sole discretion, to determine the type or types of awards to be made under the Stock Plan.  Such awards include incentive stock options, nonqualified stock options and stock awards.  Awards may be granted singly or in combination.  An eligible person may receive one or more grants of awards as the administrator may from time to time determine, and such determinations may be different as to different holders and may vary as to different grants, even when made simultaneously.

•	Stock Options. Each option will vest and become exercisable from time to time over such period and upon such terms as the administrator may determine; provided that unless the administrator specifies a different schedule, the default vesting rate is 36 months after the grant date. The exercise price of each stock option granted will be as determined by the administrator, but will not be less than 100% of the fair market value of the common stock on the date the option is granted. The administrator has the authority to determine the treatment of stock option grants upon a participant’s retirement, disability, death or termination. Stock options granted under the Stock Plan may not be assigned or transferred by the holder of the option other than by will or by the applicable laws of descent and distribution and, during the holder’s lifetime, such awards may be exercised only by the holder.

With respect to incentive stock options, (i) the aggregate fair market value of the common stock with respect to which options are exercisable for the first time by a participant in any calendar year may not exceed $100,000 (with any amount in excess of $100,000 being treated as a nonqualified stock option) and (ii) the expiration date of such options may not be more than ten years after the date of the grant.

Incentive stock options may be granted to a person who, at the time the option is granted, owns more than 10% of our outstanding voting capital stock only if the exercise price per share is not less than 110% of the fair market value of the common stock on the grant date and the option term does not exceed five years from the grant date.

•	Restricted Stock Awards. The administrator, in its discretion, may grant restricted stock awards to participants on terms and conditions established by the administrator, including vesting terms conditioned on performance-based criteria or time of continuous service to us, rights of repurchase, and other terms, conditions and restrictions. Such terms may include, but are not limited to, acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award of restricted stock is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement.

Adjustments.  If our outstanding common stock is at any time changed or exchanged by declaration of a stock dividend, stock split, reverse stock split, combination of shares, recapitalization, merger, consolidation or other corporate reorganization, in which we are the surviving corporation, an appropriate adjustment will be made in the number and kind of shares that have been awarded pursuant to the Stock Plan and that may be thereafter awarded.

In the event of any "corporate transaction" (a term defined in the Stock Plan generally as a change in control), all outstanding awards will become fully vested and exercisable immediately prior to the effective date of the corporate transaction.  The outstanding awards will not become fully vested if replaced by a comparable award as determined by the administrator by the successor company.

Withholding.  If any withholding amount for the exercise of a stock option or restricted stock award under the Stock Plan is required by law, we may (a) require a participant to remit a cash amount sufficient to satisfy, in whole or in part, any federal, state and local withholding requirements prior to delivery of certificates for common stock, (b) grant a participant the right to satisfy any withholding requirements, in whole or in part, by electing to require that we withhold from the shares of common stock issuable to the participant, that number of full shares of common stock having a fair market value equal to the amount required to be withheld, (c) grant a participant the right to deliver shares of unrestricted stock to us, or (d) satisfy withholding requirements through any other lawful method, such as through additional withholdings against the participant’s other wages with us.

Termination of Stock Plan.  The board of directors may suspend, terminate or amend the Stock Plan at any time without stockholder approval, except as stockholder approval may be required under (a) Rule 16b-3 of the Securities Exchange Act of 1934, (b) the Internal Revenue Code or certain regulations promulgated pursuant to the Code, (c) the rules for listed companies on the national securities exchange on which the common stock is traded, if applicable, or (d) any other applicable law or rule. No incentive stock options may be granted under the Stock Plan after October 26, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the number of shares of our common stock beneficially owned on April 9, 2012 by:

•	each person who is known by us to beneficially own 5% or more of our common stock,
•	each of our directors and executive officers, and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock which may be acquired upon exercise or conversion of stock options, warrants or other convertible securities which are currently exercisable or convertible, or which become exercisable within 60 days after the date indicated in the table, are deemed beneficially owned by those holders. Subject to any applicable community property laws, the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)		Percent of Class (3)
SAM Special Opportunity Fund	1,045,408	(4)	17.8%
SAM Advisors LLC	1,045,408	(4)	17.8%
William B. Smith	1,045,408	(4)	17.8%
111 Broadway, Suite 808
New York, New York 10006
Polymer Holdings, Ltd.	743,593	(5)	12.6%
Broomhill Road
Stonehaven, UK AB39 2NH
R. Gale Sellers	402,159	(6)	6.8%
Scott C. Blackstone, Ph. D.	66,249	(7)	1.1%
Bill K. Hamlin	78,586	(8)	1.3%
Matthew DeVries	37,766	(9)	*
John J. Boyle III	-		*
Paul D. Fletcher	60,000	(10)	1.0%
Charles Hunt, Ph. D.	60,150	(11)	1.0%
John E. Rehfeld	-		*
Duncan Troy	125,767	(12)	2.1%
Mark W. Weber	97,934	(13)	1.7%
All directors and officers as a group (10 persons)	1,571,860		26.7%

*	Less than 1% of outstanding shares.

(1)	Unless otherwise indicated, the address of each person is c/o Vu1 Corporation, One New Hampshire Ave, Suite 125 Portsmouth, New Hampshire 03801.

(2)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after April 9, 2012, by the exercise or conversion of any warrant, stock option or other convertible securities. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(3)	The calculation in this column is based upon 5,881,317 shares of common stock outstanding on April 9, 2012. The shares of common stock underlying warrants, stock options or other convertible securities are deemed outstanding for purposes of computing the percentage of the person holding them but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)	Consists of 354,207 shares of common stock and warrants to purchase 177,112 shares of common stock at an exercise price of $15.00 per share held by SAM Special Opportunity Fund, LP, an investment partnership advised by SAM Advisors, LLC, and 501,589 shares of common stock held by SAM Advisors, LLC, a money management firm. Also includes options to purchase 12,500 shares of common stock at an exercise price of $7.80 per share. Mr. Smith, our Chairman of the Board, is President and Chief Executive Officer of SAM Advisors, LLC.

(5)	Includes warrants to purchase 51,837 shares of common stock at an exercise price of $15.00 per share.

(6)	Consists of 263,165 shares of common stock and 138,994 shares of Vu1 Corporation common stock that Mr. Sellers has the right to acquire pursuant to currently exercisable options and warrants

(7)	Includes a stock option to purchase 41,249 shares of common stock at an exercise price of $7.82 per share and a stock option to purchase 25,000 shares of common stock at an exercise price of $7.80 per share.

(8)	Includes 12,500 shares and a warrant to purchase 3,750 shares of common stock at an exercise price of $15.00 per share owned by Integrated Sales Solutions II, LLC, a company controlled by Mr. Hamlin, and a stock option to purchase 25,973 shares of common stock at an exercise price of $8.00 per share.

(9)	Includes a stock option to purchase 2,500 shares of common stock at an exercise price of $4.60 per share, stock options to purchase 9,016 shares of common stock at an exercise price of $20.00 per share and stock options to purchase 8,750 shares of common stock at an exercise price of $10.60 per share.

(10)	Includes a warrant to purchase 30,000 shares of common stock at an exercise price of $3.75 per share.

(11)	Includes a stock option to purchase 12,500 shares of common stock at an exercise price of $7.60 per share, a stock option to purchase 6,250 shares of common stock at an exercise price of $4.60 per share, a stock option to purchase 2,500 shares of common stock at an exercise price of $13.00 per share, a stock option to purchase 12,000 shares of common stock at an exercise price of $20.00 per share, and a stock option to purchase 3,750 shares of common stock at an exercise price of $10.60 per share.

(12)	Includes a stock option to purchase 7,500 shares of common stock at an exercise price of $20.00 per share, a stock option to purchase 2,500 shares of common stock at an exercise price of $13.00 per share, a stock option to purchase 10,000 shares of common stock at an exercise price of $10.60 per share and 46,667 shares of common stock held by Private Equity III Ltd., an investment entity of which Mr. Troy is a director. In addition, 37,500 shares of common stock of Mr. Troy’s are held by a lender as collateral for personal loans.

(13)	Includes a stock option to purchase 12,500 shares of common stock at an exercise price of $7.60 per share, a stock option to purchase 7,500 shares of common stock at $20.00 per share, a stock option to purchase 3,750 shares of common stock at an exercise price of $13.00 per share, a stock option to purchase 8,750 shares of common stock at an exercise price of $10.60 per share, and 1,171 shares of common stock held by Weber Marketing Group, Inc., a corporation wholly owned by Mr. Weber.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary description of all transactions during the year ended December 31, 2010 and to date, and any currently proposed transactions, between us and any of our related parties. All ongoing and any future related party transactions have been and will be made or entered into on terms that are no less favorable to us than those that may be obtained from an unaffiliated third party. In addition, any future related party transactions must be approved by a majority of the disinterested members of our board of directors. If a related person proposes to enter into such a transaction with us, such proposed transaction must be reported to us, in advance.

Related Party Transactions

In June 2011, we paid a consulting fee of $50,000 to SAM Advisors, LLC for services rendered to the Company. SAM Advisors LLC is owned by William B. Smith, our Chairman.

In August 2011, we paid $25,000 to William B. Smith, our Chairman and $25,000 to Greg Owens, then a director, for consulting services rendered to the Company.

In November, 2011 we received $50,000 from Mark W. Weber, a member of our board of directors in exchange for the issuance of a bridge note as discussed in Note 8 of the Notes to Consolidated Financial Statements.

From January 13, 2010 to September 27, 2010, SAM Special Opportunity Fund, LP, an investment partnership advised by SAM Advisors, LLC advanced an aggregate of $1,601,980 (including $72,089 of prepaid interest) as described in Note 9. William B. Smith, the chairman of our board of directors, is President and CEO of SAM Advisors, LLC. Gregory Owens Jr., a former member of our board of directors, is a Portfolio Manager at SAM Advisors, LLC and a Managing Director of SAM Special Opportunity Fund, LP.

From February 22, 2010 to September 24, 2010, Full Spectrum Capital, LLC (“Full Spectrum”) advanced an aggregate of $1,710,295 (including $76,923 of prepaid interest) as described in Note 9. R. Gale Sellers, then a director and Chief Executive Officer, was the managing director of Full Spectrum.

On September 13, 2010, we exchanged a Note with a face value of $360,350 (including $16,216 of prepaid interest) and warrants to purchase 22,541 shares of common stock in exchange for $344,134 of unpaid, accrued interest through August 1, 2010 payable to Full Spectrum as described in Note 9.

On September 27, 2010, SAM Special Opportunity Fund, L.P. converted their Note Payable and related accrued interest totaling $2,833,655 into 354,207 shares of our common stock as described in Note 9.

On September 27, 2010, Full Spectrum converted their Note Payable and related accrued interest, net of prepaid interest totaling $3,346,463 into 418,323 shares of our common stock as described in Note 9.

On September 21, 2010, we issued 2,400 shares of common stock to Charles Hunt, a director and 4,988 shares of common stock to Richard Herring, a former director as discussed in Note 14.

On November 18, 2010, we issued 15,000 shares of common stock to a Duncan Troy, the Chairman of our Board of Directors pursuant to the exercise of an option to purchase common stock as discussed in Note 14.

On November 4, 2010, we issued 6,863 shares of common stock to R. Gale Sellers, our former Chief Executive Officer and former director and 12,500 shares of common stock to Bill K. Hamlin, a member of our Board of Directors as discussed in Note 14.

In September 2010, we entered into an agreement with Integrated Sales Solutions II, LLC (“ISS”) to enhance our capabilities in designing and establishing sales strategy and distribution channels with retail, electrical utilities, electrical distributors and government agencies. ISS became a related party to us upon the appointment of Bill K. Hamlin to our board of directors in October, 2010. Mr. Hamlin is the Chief Executive Officer of ISS. In April 2011, we entered into an agreement with Hamlin Consulting, LLC to advise and assist us in defining logistics, warehousing, finished goods requirements, distribution, packaging, merchandising and support for our ESL bulbs. We work closely with ISS and Hamlin Consulting to develop programs aimed at further developing these channels and potential distribution partnerships. ISS and Hamlin Consulting are owned by Bill K. Hamlin, a director of our company and our President and Chief Operating Officer. We have paid $144,000 to ISS and $180,000 to Hamlin Consulting for the year ended December 31, 2011. During 2010, we paid $104,250 to ISS.

Except as otherwise disclosed above, none of our directors, executive officers, greater than five percent stockholders, or any associate or affiliate thereof had any material interest, direct or indirect, in any transaction with us during the year ended December 31, 2011.

Director Independence

Five members of our board of directors, John J. Boyle III, Paul D. Fletcher, John E. Rehfeld, Duncan Troy and Mark W. Weber, are considered “independent” within the meaning of the listing rules of the Nasdaq Stock Market. Additionally, Charles Hunt, Ph.D., who served as a paid consultant in 2008, will be considered an independent director in 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Peterson Sullivan, LLP for Fiscal 2011 and 2010

The following is a summary of the aggregate fees billed to us by Peterson Sullivan LLP, our current independent registered public accounting firm, for the fiscal years ended December 31, 2011 and 2010:

	Fiscal 2011	Fiscal 2010
Audit Fees	$40,000	$51,300
Audit Related Fees	29,325	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$69,325	$51,300

Policy for Approval of Audit and Permitted Non-Audit Services

Our audit committee reviews the scope and extent of all audit and non-audit services to be provided by the independent auditors, including any engagement letters, and reviews and pre-approves all fees to be charged for such services. During 2011 and 2010, our independent auditors did not provide any non-audit services to us. The audit committee may establish additional or other procedures for the approval of audit and non-audit services that our independent auditors perform. In pre-approving services to be provided by the independent auditors, the audit committee considers whether such services are consistent with applicable rules regarding auditor independence.

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

3.            Exhibits.

Exhibit No.		Description
3.1A	(1)	Amended and Restated Articles of Incorporation of Vu1 Corporation dated June 30, 2000.
3.1B	(1)	Certificate of Amendment of Articles of Incorporation dated May 19, 2008.
3.1C	(1)	Certificate of Amendment of Articles of Incorporation dated August 25, 2008.
3.1D	(17)	Certificate of Amendment of Articles of Incorporation dated November 10, 2011.
3.2A	(2)	Bylaws of Vu1 Corporation.
3.2B	(3)	Amendment of Bylaws effective August 6, 1997.
3.2C	(16)	Amendment of Bylaws effective September 30, 2011.
4.1	(11)	Form of Common Stock Purchase Warrant of Vu1 Corporation, dated February 3, 2011, for each investor. (15)
10.1	(4)	Vu1 Corporation 2007 Stock Incentive Plan.
10.2	(5)	Form of Vu1 Corporation Stock Option Agreement.
10.4	(6)	Lease Contract between Sendio s.r.o. and Milan Gottwald, dated May 28, 2008.
10.5A	(7)	Purchase Agreement between Sendio s.r.o. and Milan Gottwald, dated November 25, 2008.
10.5B	(8)	Business Agreement, as an annex to the Purchase Agreement, between Sendio, s.r.o and Milan Gottwald, dated March 3, 2009.
10.6	(7)	Deed of Guarantee between Vu1 Corporation and Milan Gottwald, dated November 24, 2008.
10.7	(9)	Tenancy Agreement between Sendio s.r.o. and Milan Gottwald, dated December 2, 2009.
10.8	(9)	Amendment No. 2 to the Purchase Agreement dated November 25, 2008 dated December 2, 2009 between Sendio s.r.o. and Milan Gottwald.
10.9	(10)	Executive Employment Agreement effective October 4, 2010 by and between the Company and Philip Styles.
10.10	(11)	Securities Purchase Agreement, dated as of February 3, 2011, between Vu1 Corporation and each purchaser identified on the signature pages thereto.

10.11	(11)	Registration Rights Agreement, dated as of February 3, 2011, between Vu1 Corporation and each of the several purchasers signatory thereto.
10.13	(12)	Vu1 Corporation 2007 Stock Incentive Plan, as amended on March 14, 2011.
10.14	(13)	Employment Agreement, dated April 27, 2011, between Vu1 Corporation and Scott C. Blackstone, Ph.D.
10.15	(14)	Form of Securities Purchase Agreement, dated as of June 15, 2011, between Vu1 Corporation and each purchaser identified on the signature pages thereto.
10.16	(14)	Form of Original Issue Discount Convertible Debenture issued June 22, 2011, by Vu1 Corporation to each of the purchasers.
10.17	(14)	Form of Common Stock Purchase Warrant issued June 22, 2011, by Vu1 Corporation to each of the purchasers.
10.18	(14)	Registration Rights Agreement, dated as of June 16, 2011, between Vu1 Corporation and each of the purchasers.
10.19	(14)	Amendment No. 1 to the Lease Contract, dated December 2, 2009 between Sendio s.r.o. and Milan Gottwald.
10.20	(14)	Amendment No. 3 to the Purchase Agreement dated November 25, 2008 between Sendio s.r.o. and Milan Gottwald.
10.21	(15)	Employment Agreement, dated July 28, 2011, between Vu1 Corporation and Bill K. Hamlin.
10.24	(18)	Form of 12% Convertible Promissory Note for interim bridge loan.
14.1	(12)	Code of Business Conduct and Ethics.
14.2	(12)	Code of Ethics for the CEO and Senior Financial Officers.
21.1	(12)	List of Subsidiaries.
31.1	**	Rule 13a-14(a)/15d-14(a) Certification of Scott C. Blackstone, Ph.D.
31.2	**	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries
32.1	**	Certification of Scott C. Blackstone, Ph.D., CEO, and Matthew J. DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Unless otherwise indicated, exhibits were previously filed.

**	Filed herewith.

(1)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on September 15, 2008.

(2)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-QSB as filed with the Commission on November 12, 1996.

(3)	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K filed on April 15, 1998.

(4)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-QSB as filed with the Commission on November 14, 2007.

(5)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on November 21, 2007.
(6)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on June 3, 2008.

(7)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on December 15, 2008.

(8)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on March 6, 2009.
47

(9)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on December 15, 2009.

(10)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-Q filed on November 22, 2010.

(11)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on February 11, 2011.

(12)	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K filed on March 31, 2011.

(13)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on May 3, 2011.

(14)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on June 22, 2011.

(15)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on August 3, 2011.

(16)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on October 25, 2011.

(17)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on November 16, 2011.

(18)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-Q filed on November 21, 2011.

(b)        The financial statement schedules are either not applicable or the required information is included in the financial statements and footnotes related thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VU1 CORPORATION

Date: April 16, 2011	By:	/s/Scott C. Blackstone
Scott C. Blackstone
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William B. Smith	Chairman of the Board	April 16, 2012
William B. Smith

/s/ Scott C. Blackstone	Chief Executive Officer	April 16, 2012
Scott C. Blackstone, Ph.D.	(principal executive officer)

/s/ Bill K. Hamlin	President, Chief Operating Officer and Director	April 16, 2012
Bill K. Hamlin

/s/ Matthew J. DeVries	Chief Financial Officer	April 16, 2012
Matthew J. DeVries	(principal financial and accounting officer)

/s/ John J. Boyle III	Director	April 16, 2012
John J. Boyle III

/s/ Paul D. Fletcher	Director	April 16, 2012
Paul D. Fletcher

/s/ Charles E. Hunt, Ph.D.	Director	April 16, 2012
Charles E. Hunt, Ph.D.

/s/ John E. Rehfeld	Director	April 16, 2012
John E. Rehfeld

/s/ Duncan Troy	Director	April 16, 2012
Duncan Troy

/s/ Mark W. Weber	Director	April 16, 2012
Mark W. Weber

Vu1 CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vu1 Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of Vu1 Corporation and Subsidiaries ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vu1 Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company incurred a net loss of $9,081,622, and it had negative cash flows from operations of $5,780,066 in 2011. In addition, the Company had an accumulated deficit of $79,581,191 at December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

April 16, 2012

Vu1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2011	2010
ASSETS
Current assets
Cash	$10,992	$119,619
Accounts receivable	3,616	-
Tax refund receivable	57,089	37,847
Prepaid expenses	38,948	63,878

Total current assets	110,645	221,344

Non-current assets
Equipment, net of accumulated depreciation of $318,424 and $238,632, respectively	1,740	286,043
Construction in process	-	261,771
Deposit on building purchase	-	999,771
Loan costs	325,244	-
Total assets	$437,629	$1,768,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,012,186	$515,128
Accrued payroll	475,176	198,201
Loan payable, current portion	-	2,167
Capital lease obligation, current portion	5,624	5,207
Total current liabilities	1,492,986	720,703
Long-term liabilities
Convertible debentures, net of discount of $1,603,838 and $0, respectively	2,513,912	-
Convertible bridge loans	489,250	-
Derivative warrant liability	592,783	-
Capital lease obligation, net of current portion	4,114	9,192
Total liabilities	5,093,045	729,895

Stockholders' equity
Vu1 Corporation's stockholders' equity (deficit)
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 90,000,000 shares authorized; 5,568,253 and 5,249,638 shares issued and outstanding, respectively	74,898,008	71,597,111
Accumulated deficit	(79,581,191)	(70,499,569)
Accumulated other comprehensive income	123,822	37,547
Total Vu1 Corporation's stockholders' equity (deficit)	(4,559,361)	1,135,089
Non-controlling interest	(96,055)	(96,055)
Total stockholders' equity (deficit)	(4,655,416)	1,039,034
Total liabilities and stockholders' equity	$437,629	$1,768,929

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Years ended December 31,
	2011	2010

Revenue	$7,816	$-
Cost of revenue	47,357	-

Gross profit	(39,541)	-

Operating expenses
Research and development	3,708,932	2,076,584
General and administrative	3,329,469	2,345,028
Marketing	984,115	364,773
Impairment loss	1,812,728	-
Inventory write down	99,632	-
Total operating expenses	9,934,876	4,786,385

Loss from operations	(9,974,417)	(4,786,385)

Other income (expense)
Interest income	177	14
Other income	-	36,902
Interest expense	(605,247)	(1,239,759)
Derivative valuation gain	1,497,865	1,578,851
Loss on extinguishment of debt	-	(215,873)
Total other income (expense)	892,795	160,135

Loss before provision for income taxes	(9,081,622)	(4,626,250)

Provision for income taxes	-	-

Net loss	$(9,081,622)	$(4,626,250)

Other comprehensive income (loss):
Foreign currency translation adjustments	86,275	(68,564)

Comprehensive loss	$(8,995,347)	$(4,694,814)

Loss per share
Basic	$(1.64)	$(1.08)
Diluted	$(1.64)	$(1.08)
Weighted average shares outstanding
Basic	5,520,903	4,283,484
Diluted	5,520,903	4,283,484

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2011

	Vu1 Corporation Stockholders
					Accumulated
					Other
	Common Stock		Subscription	Accumulated	Comprehensive	Non-Controlling
	Shares	Amount	Receivable	Deficit	Income	Interest	Total

Balance December 31, 2009	4,307,613	$63,681,363	$-	$(65,873,319)	$106,111	$(96,055)	$(2,181,900)
Issuance of warrant for services	-	6,722	-	-	-	-	6,722
Issuance of warrant for interest	-	19,125	-	-	-	-	19,125
Share-based compensation	21,539	881,691	-	-	-	-	881,691
Issuance of convertible notes	-	664,775	-	-	-	-	664,775
Issuance of options for payables	-	120,000	-	-	-	-	120,000
Issuance of stock for payables	25,909	226,689	-	-	-	-	226,689
Issuance of stock upon exercise of options	22,500	148,500	-	-	-	-	148,500
Conversion of notes	772,530	4,747,771	-	-	-	-	4,747,771
Issuance of units of stock and warrants for cash	47,040	470,400	-	-	-	-	470,400
Issuance of stock for services	12,500	150,000	-	-	-	-	150,000
Issuance of stock upon exercise of warrants	40,007	480,075	-	-	-	-	480,075
Net loss	-	-	-	(4,626,250)	-	-	(4,626,250)
Foreign currency translation adjustments	-	-	-	-	(68,564)	-	(68,564)
Balance December 31, 2010	5,249,638	71,597,111	-	(70,499,569)	37,547	(96,055)	1,039,034
Share-based compensation - options	-	1,006,807	-	-	-	-	1,006,807
Share-based compensation - stock	40,625	339,924	-	-	-	-	339,924
Issuance of units of stock and warrants for cash	279,060	2,336,901	-	-	-	-	2,336,901
Derivative warrant liability	-	(2,090,648)	-	-	-	-	(2,090,648)
Issuance of stock and warrants for services	6,650	66,500	-	-	-	-	66,500
Issuance of stock for settlement	5,000	51,000	-	-	-	-	51,000
Forfeited stock grant	(2,206)	-	-	-	-	-	-
Prior year forfeited stock grant	(10,895)	-	-	-	-	-	-
Warrants issued with convertible notes	-	788,972	-	-	-	-	788,972
Warrants issued for loan costs	-	142,601	-	-	-	-	142,601
Beneficial conversion feature	-	658,840	-	-	-	-	658,840
Rounding due to reverse split	381	-	-	-	-	-	-
Net loss	-	-	-	(9,081,622)	-	-	(9,081,622)
Foreign currency translation adjustments	-	-	-	-	86,275	-	86,275
Balance December 31, 2011	5,568,253	$74,898,008	$-	$(79,581,191)	$123,822	$(96,055)	$(4,655,416)

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010
Cash flows from operating activities:

Net loss	$(9,081,622)	$(4,626,250)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	98,719	90,262
Share-based compensation	1,006,807	881,691
Issuance of stock for services	339,924	150,000
Issuance of warrant for services	-	6,722
Issuance of warrant for interest	-	19,125
Amortization of discount and prepaid interest on long-term convertible notes	461,724	692,526
Amortization of loan costs	130,107	28,421
Derivative valuation gain	(1,497,865)	(1,578,851)
Loss on extinguishmen of debt	-	215,873
Impairment loss and inventory write down	1,812,728	-
Inventory allowance	99,632	-
Changes in assets and liabilities:
Accounts receivable	(3,616)	-
Inventory	(99,632)	-
Tax refund receivable	(23,888)	(7,455)
Prepaid expenses	27,800	9,731
Accounts payable	632,176	355,285
Accrued payroll	316,940	(119,981)
Accrued interest	-	353,550
Net cash flows from operating activities	(5,780,066)	(3,529,351)

Cash flows from investing activities:
Purchases of equipment and construction in process	(20,816)	(45,124)
Deposits on building purchase	(243,331)	(372,259)
Net cash flows from investing activities	(264,147)	(417,383)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable and warrants	3,500,000	2,819,089
Proceeds from sales of common stock and warrants	2,336,901	470,400
Proceeds from issuance of bridge notes	475,000	-
Proceeds from exercise of options	-	114,000
Proceeds from exercise of warrants	-	480,075
Cash paid for loan costs	(298,500)	-
Payment on short term loan		(112,145)
Payments on loan payable	(2,310)	(4,323)
Payments on capital lease obligations	(3,986)	(3,986)
Net cash flows from financing activities	6,007,105	3,763,110

Effect of exchange rate changes on cash	(71,519)	(63,060)

Net change in cash	(108,627)	(246,684)

Cash, beginning of period	119,619	366,303

Cash, end of period	$10,992	$119,619

Cash paid for interest	$2,203	$206,001

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

Reverse Stock Split

All share and per share information has been retrospectively adjusted for a 1-for-20 reverse stock split of our outstanding shares of common stock, effective November 23, 2011.

General

All references in these consolidated financial statements to “we,” “us,” “our,” and the “Company” are to Vu1 Corporation, Sendio, s.r.o., our Czech subsidiary, and our inactive subsidiary Telisar Corporation, unless otherwise noted or indicated by its context.

We are focused on designing, developing and selling a line of mercury free, energy efficient lighting products based on our proprietary light-emitting technology. For the past several years, we have primarily focused on research and development efforts for our technology and the related manufacturing processes.

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and manufacturing facility. As discussed in Note 2, 6 and 16, the Company has ceased the operations of Sendio effective on February 13, 2012 and has recognized an impairment of all of its long term assets and inventory.

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

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (CZK). The accounts of Sendio contained in the accompanying consolidated balance sheets as of December 31, 2011 and 2010 have been translated into United States dollars at the exchange rate prevailing as of those dates. Translation adjustments are included in “Accumulated Other Comprehensive Loss,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying consolidated statements of operations for the years ended December 31, 2011 and 2010 have been translated using the average exchange rates prevailing for the respective periods. Sendio recorded an aggregate of ($19,894) and $5,049 of foreign currency transaction (loss) gain as an offset to general and administrative expense in the accompanying statements of operations for the years ended December 31, 2011 and 2010, respectively.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, all cash balances were in bank accounts that were federally insured.

Equipment

Equipment is comprised of equipment used in the testing and development of the manufacturing process of our lighting products and is stated at cost. We provide for depreciation using the straight-line method over the estimated useful lives of three to fifteen years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of equipment are reflected in the statements of operations. Net book value of assets in the U.S. and Czech Republic were as follows:

	December 31,
	2011	2010
United States	$1,740	$5,454
Czech Republic	-	280,589
	$1,740	$286,043

Construction in Process

Construction in process was comprised of assets to be used in the operations in the Czech Republic not in service as of December 31, 2010. As further discussed in Note 16, we recognized the balance of construction in process as an impairment loss of $288,570 for the year ended December 31, 2011.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management reviewed the assets at December 31, 2011 and determined that the long-lived assets of Sendio were fully impaired as further discussed in Note 16. As a result of this determination, we recognized an impairment loss for the year ended December 31, 2011 related to Sendio’s long term assets as follows:

Year Ended December 31,
2011
Equipment	$215,283
Construction in process	288,570
Deposit on building purchase	1,308,875
Total impairment loss	$1,812,728

Fair Value of Financial Instruments

Financial instruments consist of cash, receivables, payables and accrued liabilities, derivative financial instruments, loans payable, bridge loans and convertible debt. The fair value of our cash, receivables, payables and accrued liabilities and loans payable are carried at historical cost; their respective estimated fair values approximate their carrying values.

Derivative financial instruments, as defined in ASC 815 “Accounting for Derivative Financial Instruments and Hedging Activities” consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the conversion feature in our convertible promissory notes is not afforded equity classification because it embodies risks not clearly and closely related to the host contract. As required by ASC 815-10, these features are required to be bifurcated and carried as derivative liabilities, at fair value, in our financial statements.

We carry our long term convertible debt at historical cost. The fair value of our convertible debt in its hybrid form is determined, for disclosure purposes only, based upon its forward cash flows, at credit risk adjusted rates, plus the fair value of the conversion feature. The fair value of our convertible debentures is $3,652,679 at December 31, 2011 based on the present value of the future cash flows of the instrument.

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

Non-Controlling Interest

Non-controlling interest represents the equity of the 33.3% non-controlling shareholders of Telisar Corporation. The subsidiary had no operations during 2011 and 2010.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the years ended December 31, 2011 and 2010, research and development expenses were comprised primarily of technical consulting expenses, salaries and related benefits and overheads, rent and operational costs related to the development of the production line. Also included in research and development for the year ended December 31, 2011 and 2010 were non-cash stock compensation charges of $0 and $90,585, respectively for the issuance of shares of common stock and options to consultants and employees.

Share-Based Payments

We account for share-based compensation expense to reflect the fair value of share-based awards measured at the grant date. This expense is recognized over the requisite service period and is adjusted each period for anticipated forfeitures. We estimate the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. On October 26, 2007 our Board of Directors approved the Vu1 Corporation 2007 Stock Incentive Plan (the “Stock Incentive Plan”). A total of 500,000 shares of our common stock were authorized for issuance under the Stock Incentive Plan. The Stock Incentive Plan was approved by our stockholders on May 22, 2008. On March 14, 2011, our Board of Directors increased the number of shares of our common stock that we are authorized to issue under our Stock Incentive Plan from 500,000 shares to 1,000,000 shares. A majority of our stockholders approved the amendment to the Stock Incentive Plan on October 10, 2011. See Note 14.

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

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Years ended December 31,
	2011	2010
Warrants	921,963	432,746
Convertible debt	374,346	-
Stock options	591,181	332,754
Unvested stock	7,529	17,357
Total potentially dilutive securities	1,895,019	782,857

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States which contemplate our continuation as a going concern. For the year ended December 31, 2011, we had a net loss of $9,081,622 and we had negative cash flows from operations of $5,780,066. In addition, we had an accumulated deficit of $79,581,191 at December 31, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to year end, we raised gross proceeds of $1,095,757 in a private placement of our common stock and warrants to accredited investors. See Note 16.

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

In November, 2011 we received $50,000 from Mark W. Weber, a member of our board of directors in exchange for the issuance of a bridge note as discussed in Note 8.

From January 13, 2010 to September 27, 2010, SAM Special Opportunity Fund, LP, an investment partnership advised by SAM Advisors, LLC advanced an aggregate of $1,601,980 (including $72,089 of prepaid interest) as described in Note 9. William B. Smith, the chairman of our board of directors, is President and CEO of SAM Advisors, LLC. Gregory Owens Jr., a former member of our board of directors, is a Portfolio Manager at SAM Advisors, LLC and a Managing Director of SAM Special Opportunity Fund, LP.

From February 22, 2010 to September 24, 2010, Full Spectrum Capital, LLC (“Full Spectrum”) advanced an aggregate of $1,710,295 (including $76,923 of prepaid interest) as described in Note 9. R. Gale Sellers, then a director and Chief Executive Officer, was the managing director of Full Spectrum.

On September 13, 2010, we exchanged a Note with a face value of $360,350 (including $16,216 of prepaid interest) and warrants to purchase 22,541 shares of common stock in exchange for $344,134 of unpaid, accrued interest through August 1, 2010 payable to Full Spectrum as described in Note 9.

On September 27, 2010, SAM Special Opportunity Fund, L.P. converted their Note Payable and related accrued interest totaling $2,833,655 into 354,207 shares of our common stock as described in Note 9.

On September 27, 2010, Full Spectrum converted their Note Payable and related accrued interest, net of prepaid interest totaling $3,346,463 into 418,323 shares of our common stock as described in Note 9.

On September 21, 2010, we issued 2,400 shares of common stock to Charles Hunt, a director and 4,988 shares of common stock to Richard Herring, a former director as discussed in Note 14.

On November 18, 2010, we issued 15,000 shares of common stock to Duncan Troy, the Chairman of our Board of Directors pursuant to the exercise of an option to purchase common stock as discussed in Note 14.

On November 4, 2010, we issued 6,863 shares of common stock to R. Gale Sellers, our former Chief Executive Officer and former director and 12,500 shares of common stock to Bill K. Hamlin, a member of our Board of Directors as discussed in Note 14.

In September 2010, we entered into an agreement with Integrated Sales Solutions II, LLC (“ISS”) to enhance our capabilities in designing and establishing sales strategy and distribution channels with retail, electrical utilities, electrical distributors and government agencies. ISS became a related party to us upon the appointment of Bill K. Hamlin to our board of directors in October, 2010. Mr. Hamlin is the Chief Executive Officer of ISS. In April 2011, we entered into an agreement with Hamlin Consulting, LLC to advise and assist us in defining logistics, warehousing, finished goods requirements, distribution, packaging, merchandising and support for our ESL bulbs. We work closely with ISS and Hamlin Consulting to develop programs aimed at further developing these channels and potential distribution partnerships. ISS and Hamlin Consulting are owned by Bill K. Hamlin, a director of our company and our President and Chief Operating Officer. We have paid $144,000 to ISS and $180,000 to Hamlin Consulting for the year ended December 31, 2011. During 2010, we paid $104,250 to ISS.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Sendio Facility Operating Lease and Purchase Agreement

On May 28, 2008, Sendio entered into a lease contract for certain facilities located in the city of Olomouc in the Czech Republic. On December 2, 2009, Sendio executed a new lease agreement (the “Lease Agreement”) for its existing office and manufacturing facilities in the Czech Republic. The New Lease Agreement commenced on December 1, 2009 and specifies annual rent of CZK 13,365,000 plus applicable VAT taxes (CZK 1,113,750 per month), less amounts paid by existing tenants in the building. The rent was CZK 719,556 per month after offset of the amounts paid by existing tenants and will increase should the existing tenants vacate the premises by the amount paid by the vacating tenant. The Lease Agreement expired on June 30, 2011. On June 22, 2011, Sendio s.r.o. amended the lease agreement (the “New Lease Agreement”), dated December 2, 2009, for its existing office and manufacturing facilities located in the city of Olomouc in the Czech Republic. The amendment extended the termination date of the lease from June 30, 2011 to June 30, 2013. There were no changes in the rent to be paid for the facilities. The annual rent remains CZK 13,365,000, plus applicable VAT taxes (CZK 1,113,750 per month), less amounts paid by existing tenants in the building. The rent was CZK 719,556, plus applicable VAT taxes per month after offset of the amounts paid by existing tenants, and will increase if the existing tenants vacate the premises by the amount paid by the vacating tenant. Our rent increased on September 1, 2011 by CZK 357,633 to CZK 1,074,189 due to an existing tenant vacating the premises. Sendio is responsible for utilities, maintenance and certain other costs as defined in the New Lease Agreement.

Effective December 9, 2008, Sendio entered into an agreement (the “Purchase Agreement”) to purchase the facilities in the Lease from the landlord. The purchase price for the Premises is CZK 179,000,000 (approximately $9.0 million USD) (the “Purchase Price”). A deposit Sendio paid on May 29, 2008 for CZK 4,000,000 was considered an advance on the Purchase Price. We recorded this amount as a non-current asset as a deposit on building purchase in the accompanying balance sheet as of December 31, 2010. The remaining balance of the Purchase Price was payable by means of an escrow account, with payments totaling CZK 175,000,000 originally scheduled to be made to an escrow account in installments, all of which were originally due June 30, 2009.

Also effective December 9, 2008, as additional inducement for the landlord to enter into the Purchase Agreement, Vu1 entered into a Deed of Guarantee with the landlord under which it guaranteed up to CZK 13,500,000 of the CZK 175,000,000 aggregate payments by Sendio under the Purchase Agreement. The guarantee expired upon full payment by Sendio of this amount.

On June 22, 2011, Sendio amended and restated the Purchase Agreement, effective December 9, 2008 and amended March 3, 2009 and December 2, 2009 (the “Purchase Agreement”), for the same facilities with Milan Gottwald (“Mr. Gottwald”), the owner. Under the Purchase Agreement, Sendio has made installment payments totaling CZK 23,084,224 into an escrow account through December 31, 2011 to be applied against the total purchase price of CZK 179,000,000. This amount was originally recorded as a Deposit on building purchase on the accompanying balance sheet. As discussed in Notes 2 and 16, we reviewed our long-term assets for impairment effective December 31, 2011 and determined that the value of these deposits was impaired.

The remaining purchase price of CZK 156,332,316 at June 22, 2011 was to be paid as follows:

•	Payments totaling CZK 3,332,316 payable in 24 monthly installments beginning July 1, 2011 of CZK 138,847 through June 30, 2013 into the escrow account. If any required installment was not made timely as defined in the Purchase Agreement, Mr. Gottwald is entitled to claim a contractual fine of 60% per year on the past-due amount.

•	Payment of the remaining purchase price of CZK 153,000,000 into the escrow account on or prior to June 30, 2013. If any required installment is not made timely as defined in the agreement, Mr. Gottwald is entitled to claim a contractual fine of 36% per year on the past-due amount.

The Purchase Agreement also specifies that Mr. Gottwald has the right to withdraw from the Purchase Agreement and impose contractual fines in the aggregate amount of up to CZK 26,000,000 in the event that Sendio does not make any installment payment timely. Mr. Gottwald has the right to collect these from amounts deposited in escrow.

Also in conjunction with the Purchase Agreement, we agreed to privately issue 15,000 shares of our common stock valued at $135,000 based on the closing market price on the effective date of the agreement of $9.00 per share, to Mr. Gottwald. This amount has been recorded as general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2011.

Other Operating Leases

On July 11, 2011 we entered into a month to month lease agreement for office space in New Hampshire. Monthly rental payments are $1,445 under the lease.

On November 1, 2010, we entered into a six month lease agreement for office space located in New York City, New York. The lease continues on a month to month basis.  Monthly rental payments are $1,320 under the lease.

In February 2009, we entered into a five month lease for our office space in Seattle, Washington. Monthly rent was $1,530. Upon the conclusion of the lease term the lease became month to month on the same terms. This lease was terminated by its terms in November, 2010.

Total rent expense was $593,918 and $474,329 for the years ended December 31, 2011 and 2010, respectively.

The future payments under New York lease and our Sendio operating lease, net of amounts presently paid by other tenants at the Sendio facility as of December 31, 2011 are as follows:

2012	$730,878
2013	365,439
Total	$1,096,317

Investment Banking Agreements

On June 7, 2011, we entered into an agreement with Rodman & Renshaw, LLC to act as our exclusive placement agent for the sale of securities on June 22, 2011 as described in Note 14. The agreement specified cash compensation of 7% of the purchase price paid in an offering plus warrants equal to 7% of common shares issued or issuable under the offering on the same terms as offered to investors in the private placement. In addition, cash compensation of 7% of any proceeds from the exercise of warrants issued in conjunction with a private placement will be paid. The agreement terminated 30 days after a successful private placement. The obligation for fees and warrants survives for 18 months for proceeds raised from investors in the private placement.

On January 24, 2011, we entered into an agreement with Rodman & Renshaw, LLC to act as our exclusive placement agent for the sale of securities on February 8, 2011 as described in Note 14. The agreement specified cash compensation of 7% of the purchase price paid in an offering plus warrants equal to 7% of common shares issued or issuable under the offering on the same terms as offered to investors in the private placement. In addition, cash compensation of 7% of any proceeds from the exercise of warrants issued in conjunction with a private placement will be paid. The agreement terminated 30 days after a successful private placement. The obligation for fees and warrants survives for 18 months for proceeds raised from investors in the private placement.

On February 18, 2010, we entered into a Financial Advisory and Investment Banking Services Agreement to assist us with our fundraising efforts. We paid $20,000 as an advisory fee at the inception of the agreement. In addition, the agreement specified compensation for the placement of equity securities of 8% of any gross proceeds plus warrants equal to 8% of common shares issued or issuable in any financing from investors identified by the investment banker. The agreement terminated on June 30, 2010. The obligation for payment of fees and warrants as specified above survived for one year subsequent to the termination of the agreement for any amounts raised from investors identified and contacted by the investment banker. No amounts are due under this agreement.

On March 10, 2010, we entered into an Investment Banking Agreement to assist us with our fundraising efforts, which expired in June, 2010. The Agreement specified compensation of 7% of any gross proceeds plus warrants equal to 7% of the number of common shares issued or issuable upon conversion in any financing transaction from investors identified by the investment banker. In addition, the investment banker had a right of first refusal under certain circumstances for a period of 18 months following the termination of the agreement under certain circumstances as defined in the agreement. The obligation for payment of these fees and warrants survived for one year subsequent to the termination of the agreement for any amounts raised from investors identified and contacted by the investment banker. No amounts are due under this agreement.

NOTE 7 – CONVERTIBLE DEBENTURES

On June 22, 2011, pursuant to a Securities Purchase Agreement, dated as of June 16, 2011, with several institutional investors, we completed a private placement of our original issue discount convertible debentures (referred to as the convertible debentures), receiving gross proceeds of $3,500,000. Each convertible debenture was issued at a price equal to 85% of its principal amount. The convertible debentures mature two years after the date of their issuance and do not bear regularly scheduled interest. Investors may convert their convertible debentures into shares of our common stock at any time and from time to time on or before the maturity date, at a conversion price of $11.00 per share.

The convertible debentures will mandatorily convert at our option into shares of our common stock at the conversion price, if the closing bid price for the common stock exceeds $30.00 per share for a period of 10 consecutive trading days, provided that such underlying shares have been fully registered for resale with the U.S. Securities and Exchange Commission (SEC).

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

•       certain events of bankruptcy or insolvency of our company or any significant subsidiary. The lender has waived this event of default with respect to the insolvency of Sendio.

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

We also issued to the investors five-year warrants to purchase up to 187,175 shares of our common stock at an exercise price of $13.00 per share. The warrants may be exercised on a cashless basis at any time after the earlier of (i) one year after the date of their issuance or (ii) the completion of the applicable holding period required by Rule 144 in the event the underlying shares have not been fully registered for resale with the SEC. The warrants are not callable. Neither the warrants nor the convertible debentures contain a provision for anti-dilution adjustments in the event of a subsequent equity financing at a price less than the respective warrant exercise price or convertible debenture conversion price.

Pursuant to a Registration Rights Agreement, dated as of June 16, 2011, with the investors, we agreed to file a shelf registration statement covering the resale of the shares of common stock issuable upon the conversion of the convertible debentures and exercise of the warrants within 30 days after the closing, use our best efforts to cause the shelf registration statement to be declared effective within 90 days after the closing (or 120 days in the event of a “full review” by the SEC), and keep the shelf registration statement effective until the underlying shares have been sold or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash. We filed the registration statement on July 15, 2011 and it was declared effective on July 26, 2011. We evaluated any liability under the registration rights agreement at December 31, 2011 and determined no accrual was necessary.

The carrying value at December 31, 2011 and June 22, 2011 (inception) of the convertible debentures is as follows:

	December 31, 2011	June 22, 2011 (Issue Date)
Face amount	$4,117,750	$4,117,750
Original issue discount	(465,072)	(617,750)
	3,652,678	3,500,000
Beneficial conversion feature and warrant allocation	(1,138,766)	(1,447,812)
Carrying value	$2,513,912	$2,052,188

The original issue discount of the convertible debentures is being amortized over their two-year life using the effective interest method.

The proceeds were first allocated between the convertible debentures and the warrants based upon their relative fair values. The estimated fair value of the warrants issued with the convertible debentures of $1,018,582 was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock – $9.00 per share; estimated volatility – 84.6%; risk-free interest rate – 1.58%, expected dividend rate – 0% and expected life – 5.0 years. This resulted in allocating $788,972 to the warrants and $2,711,028 to the convertible debentures.

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

In conjunction with the placement of the convertible debentures, we paid our investment banker $245,000 as a placement fee and issued five-year warrants to purchase 26,205 shares of our common stock at an exercise price of $13.00 per share. All terms are identical to the warrants issued to the holders of the convertible debentures. The estimated fair value of the warrants issued with the convertible debentures of $142,601 was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock – $9.00 per share; estimated volatility – 84.6%; risk-free interest rate – 1.58%, expected dividend rate – 0% and expected life – 5.0 years. In addition, we incurred legal and other costs of $53,500 paid in cash. These costs, totaling $441,101 were recorded as loan costs on the accompanying balance sheet on the date of issuance and are being amortized to interest expense using the straight line method, which approximates the effective interest method, over the two-year term of the convertible debentures.

Interest expense related to the convertible debentures is as follows:

	Year Ended December 31,
	2011	2010
Amortization of original issue discount	$152,679	$-
Amortization of beneficial conversion feature and warrant allocation	309,045	-
Amortization of loan costs	115,857	-

	$577,581	$-

NOTE 8 – CONVERTIBLE BRIDGE LOANS

In October and November 2011, we received $475,000 in gross proceeds from six existing stockholders in an interim bridge loan financing involving the issuance of 12% convertible promissory notes and warrants to purchase common stock.  Included in the proceeds was $50,000 received from Mark W. Weber, a member of our board of directors. Under the notes, the loans are due upon the earlier of (a) the closing of financing pursuant to which shares of common stock or other equity securities are issued by us for aggregate consideration of not less than $5,000,000, through the (i) conversion of the note, including accrued interest, or (ii) at the lender’s option, repayment of the note, or (b) in any event, two years after the issuance of the note. The number of shares of common stock issuable upon conversion of the note will be based on a conversion price equal to a 15% discount to the price obtained in any round of equity financing. In the event we fail to repay the promissory notes on or before November 30, 2011, the note’s interest rate will be increased to 15% per annum. We did not pay the promissory notes prior to that date, and the interest rate was increased to 15% per annum. Total interest expense for the year ending December 31, 2011 and 2010 was $25,463 (including $14,250 of loan costs) and $0, respectively.

In addition to interest on the promissory note, each note holder received a warrant to purchase the number of shares of common stock determined by dividing 115% of the principal amount of the note by the price at which our common stock is sold in any round of equity financing not less than $5,000,000, times 100%. The warrants will be exercisable at any time, commencing 90 days after the closing of the round of financing, and from time to time for a period of three years after the issuance date, at an exercise price of $11.00 per share (subject to appropriate adjustment in the event of any subsequent stock split or similar transaction).

Total principal payments for future years for the Convertible Bridge Loans and the Convertible Debentures described in Note 7 are as follows as of December 31, 2011:

December 31, 2011
2012	$-
2013	4,607,000
$4,607,000

NOTE 9 – SECURED CONVERTIBLE GRID PROMISSORY NOTES PAYABLE

On June 8, 2009, Vu1 issued a Secured Convertible Grid Promissory Note to Full Spectrum as amended August 31, 2009 and amended and restated November 19, 2009. On November 19, 2009 we entered into a new Secured Convertible Grid Promissory Note with SAM Special Opportunity Fund, L.P. (collectively, the “Notes”). The Notes provided that Full Spectrum and SAM Special Opportunity Fund, L.P. may make one or more loans to Vu1, at such times and in such amounts as determined by Full Spectrum or SAM Special Opportunity Fund, L.P. in its sole discretion, but not to exceed $7 million. Principal amounts under the Notes were convertible at any time into shares of our common stock at a price of $8.00 per share and were secured by all of our assets. The Note also provided that in conjunction with each advance under the Notes, we would issue three-year warrants to purchase common stock at an exercise price of $15.00 per share equal to 50% of the shares into which each advance was convertible. The Notes bore interest at 18% which was payable in quarterly installments beginning February 1, 2010. We had granted to both lenders a first priority security interest in our assets as collateral security for repayment of their Notes. The Notes were due on June 30, 2011.

Full Spectrum is an LLC that is managed by R. Gale Sellers, an former executive officer and director of Vu1. SAM Special Opportunity Fund, L.P. is advised by SAM Advisors, LLC. William B. Smith, the chairman of our board of directors, is President and CEO of SAM Advisors, LLC. Gregory Owens Jr., a member of our board of directors, is a Portfolio Manager at SAM Advisors, LLC and a Managing Director of SAM Special Opportunity Fund, LP.

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

From June 8, 2009 to September 27, 2010, we received advances from Full Spectrum and SAM Special Opportunity Fund, L.P. under their Notes summarized as follows:

	Issuances
			Pre-Conversion
	Year Ended	Through	Balances at
	December 31,	September 27,	September 27,
	2009	2010	2010
Notes
Face value, 18% per annum, secured convertible grid promissory notes, due June 30, 2011	$2,943,191	$3,312,275	$6,255,466
Original issue discount, resulting from the allocation of basis to warrants and compound embedded derivatives	(2,943,191)	(2,154,076)	(5,097,267)
Amortization of original issue discount using the effective interest method	381,172	325,099	706,271
Carrying values at September 27, 2010	$381,172	$1,483,298	$1,864,470

Linked Common Shares
Notes	367,905	414,044	781,949
Warrants	183,956	207,033	390,989
Total	551,861	621,077	1,172,938

The Notes contained a down round provision that enabled the Note holders to convert to our common stock at the lesser of $8.00 per share or the per share price of any future convertible debt or equity offering approved by the Board of Directors. The down round provision required bifurcation of the embedded conversion options and classification in derivative liabilities at fair value because they are no longer considered indexed to the Company’s common stock. We carried the derivative liabilities at fair value, with charges or credits to income for changes in fair value, until the Notes were settled through conversion as described below. The terms of the Notes provided for capitalization of three month’s interest which was treated as a component of the face value of the Notes and a prepaid interest, subject to amortization.

The following is a summary of our accounting for the Full Spectrum and SAM Special Opportunity Fund, L.P. Notes:

Year ended
December 31,
2010
Face value	$3,312,275
Proceeds in cash	2,819,089
Accrued interest extinguished	344,134
Initial allocation:
Prepaid interest	(149,052)
Notes payable	1,158,199
Beneficial conversion	-
Warrants	664,775
Derivative liabilities	1,705,174
Day one loss	-
Extinguishment of obligations	(215,873)
$3,163,223

On September 13, 2010, we exchanged a Note with a face value of $360,350 (including $16,216 of prepaid interest) and warrants to purchase 22,541 shares of common stock in exchange for $344,134 of unpaid, accrued interest through August 1, 2010 payable to Full Spectrum. This transaction was accounted for as an extinguishment of obligations wherein the fair value of the notes and warrants, amounting to $437,253 and $138,970, respectively, were exchanged for the carrying value of the obligation, and the difference of $215,873 was recorded as loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2010.

Information and significant assumptions embodied in our valuations (including equivalent amounts across ranges of simulations resulting from the calculations) of the derivative instrument for the issuances are shown in the following table:

Year ended December 31,
	2010	2009
Trading market price	$3.80-$11.80	$10.20-$18.20
Expected life (years)	0.85 - 1.25	1.24 - 1.73
Equivalent volatility	88.7% - 145.3%	97.0% - 122.2%
Risk adjusted yield	8.4% - 9.7%	9.7% - 12.0%
Risk adjusted interest rate	15.1%-18.0%	14.4%-18.0%

The warrants issued in conjunction with the Full Spectrum and SAM Special Opportunity Fund, L.P. Notes have strike prices of $15.00 and terms of three years from the issuance date. Warrants achieved equity classification because they met all of the requisite criteria and conditions. However, the initial accounting requires allocation of proceeds among the Notes and their warrants based upon relative fair values. The estimated fair value of the warrants reflected in the table above represent the relative fair values of the warrants, derived by allocating the proceeds to the warrants and Notes based upon their respective fair values. Fair values of warrants were calculated using the Black-Scholes option pricing model with the following assumptions:

Year ended
December 31,
2010
Trading market price	$5.80-$11.80
Expected dividend	—
Expected life in years	3.0
Volatility	97.2%-162.0%
Risk free rate	0.6%-1.7%

The following table shows the cumulative advances from June 8, 2009 to September 27, 2010, (i) the net amount of cash received on advances and interest converted made by Full Spectrum and SAM Special Opportunity Fund, L.P. under their respective notes, (ii) the outstanding principal amount of each note, (iii) the total number of shares of common stock into which the notes are convertible (assuming a conversion rate of $8.00 per share) and (iv) the total number of warrants issued to Full Spectrum and SAM Special Opportunity Fund, L.P. For each cash advance made under either note, the lender retains the Interest Prepayment, to be applied by the lender to the final quarterly payment of interest due under the note, or as payment of accrued and unpaid interest upon an event of default or prepayment of the note; accordingly, the outstanding principal amount for each note is calculated as the sum of the total amount of cash advances, plus the Interest Prepayments and retained expenses.

	Advances and Interest Converted	Total Principal	Conversion Shares	Warrants
Full Spectrum	$3,267,829	$3,421,810	427,738	213,877
SAM	2,706,141	2,833,655	354,211	177,112
	$5,973,970	$6,255,465	781,949	390,989

On September 27, 2010, Full Spectrum and SAM Special Opportunity Fund, L.P. converted their convertible grid promissory notes, along with all related accrued interest, net of prepaid interest through that date into 772,530 shares of our unregistered common stock. The conversion was made in accordance with the original terms and conditions of the underlying contracts, without modification or adjustment. We accounted for the conversion by initially adjusting the embedded derivatives to fair value and adjusting amortization of the original issue discount and prepaid interest to the conversion date. The carrying values associated with the notes (as reflected in the table below) was then aggregated and reclassified to stockholders’ equity.

The carrying value on the date of conversion consisted of the following components:

Convertible notes payable	(1,864,470)
Embedded derivative liability	(2,979,334)
Prepaid interest	242,150
Accrued interest	(146,117)
(4,747,771)

Information and significant assumptions embodied in our valuation on the date of conversion (including equivalent amounts across ranges of simulations resulting from the calculations) of the derivative instrument for the issuances are shown in the following table:

September 27, 2010
Trading market price	$8.00
Expected life (years)	0.60 - 0.86
Equivalent volatility	158.62%
Risk adjusted yield	7.79%
Risk adjusted interest rate	18.00%

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are classified as liabilities and carried at fair value, with changes reflected in the statement of operations.

On February 9, 2011, we issued five-year warrants to purchase 262,750 shares of our common stock at an exercise price of $12.00 per share in conjunction with the private placement described in Note 14. If we issue common stock or common stock equivalents at a price per share less than the exercise price of the warrants, the exercise price of the warrants is decreased to equal the price at which the common stock or common stock equivalents were issued. The exercise price cannot be reduced below $9.00 per share. We determined that the potential adjustment to the exercise price of the warrants exceeded the economic dilution suffered and therefore the warrants are not to be considered indexed to our common stock and causes the warrants to be a derivative liability. Derivative financial instruments are classified as liabilities and carried at fair value at each reporting date, with changes reflected in the statements of operations.

On June 22, 2011, the exercise price of the warrants was reduced from $12.00 per share to $11.00 per share as a result of the issuance of the convertible debentures at a conversion price of $11.00 per share as described in Note 7. As a result, we recognized the difference in the fair value of the warrants of $39,503 as of that date as an additional unrealized fair value change in the derivative gain for the year ended December 31, 2011.

Derivative financial instruments from the year ended December 31, 2010 represent the embedded conversion features in our Notes that required bifurcation from the host debt agreements as discussed in Note 9.

The following table summarizes the components of changes in our derivative warrant liability during the year ended December 31, 2011 and the changes in our derivative from the embedded conversion feature during the year ended December 31, 2010 as discussed in Note 9:

	Years ended December 31,
	2011	2010
Beginning balance	$-	$2,853,011
Derivatives recognized upon issuance	2,090,648	1,705,174
Fair value change due to repricing, included in income	39,503	-
Unrealized fair value changes, included in income	(1,537,368)	(1,578,851)
Total unrealized gain, included in income	(1,497,865)	(1,578,851)
Conversion of Notes discussed in note 9		(2,979,334)
Ending balance	$592,783	$-

The Company uses the Black-Scholes option valuation model to measure the fair value of the warrants, and based on the following assumptions, a summary of the fair values are as follows:

	February 9, 2011	June 22, 2011	June 22, 2011	December 31, 2011
Exercise price	$12.00	$12.00	$11.00	$11.00
Trading market price	$10.62	$9.00	$9.00	$4.74
Expected life (years)	5.00	4.64	4.64	4.11
Equivalent volatility	102.90%	82.80%	82.80%	89.20%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.33%	1.58%	1.58%	0.60%
Fair value	$2,090,648	$1,386,411	$1,425,914	$592,783

We value our derivative financial instruments related to the embedded conversion feature of the notes as discussed in Note 9 using a Monte Carlo Simulation Technique (“MCST”) using Level 3 inputs. The MCST was selected because this technique embodies all of the types of inputs that we expect market participants would consider in determining the fair value of equity linked derivatives embedded in hybrid debt agreements. Those inputs include equity-related inputs, as well as credit risks, interest risks and redemption behaviors. The following table summarizes the significant inputs and equivalent amounts across ranges of simulations resulting from the calculations:

Year ended December 31,
2010
Trading market price	$5.80-$11.80
Expected life (years)	0.85 - 1.25
Equivalent volatility	88.7% - 145.3%
Risk adjusted yield	8.4% - 9.7%
Risk adjusted interest rate	15.1%-18.0%

NOTE 11 – SHORT TERM LOAN PAYABLE

On November 3, 2009, we issued a 10% note payable to an investor for cash in the amount of GBP 70,000 (approximately $113,000) secured by certain assets of Sendio. On May 1, 2010, we issued three year warrants to purchase 3,750 shares of our common stock at an exercise price of $7.60 per share to the investor as compensation for extending the due date of the loan. The fair value of the warrant of $19,125 was recognized as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2010. The fair value of the warrant was determined using the following assumptions: market price - $7.60, volatility – 111.0%, risk free interest rate – 1.51%. On June 3, 2010, the due date of the note and accrued interest was extended to August 31, 2010. On September 1, 2010, the due date of the note was further extended to November 30, 2010. On November 18, 2010, we paid the 10% note payable in cash in the amount of GBP 70,000 (approximately $113,000) and all related accrued interest.

NOTE 12 – LOAN PAYABLE

On May 15, 2008, Sendio entered into a three-year note payable for the purchase of a vehicle. The note bore interest at a rate of 24.5% and was payable in 36 equal monthly installments of principal and interest of approximately $575 plus mandatory VAT and insurance. The note was secured by the vehicle. The note was paid in full in May, 2011.

NOTE 13 – CAPITAL LEASE OBLIGATION

On May 30, 2008, Sendio entered into a five-year lease agreement for the purchase of certain equipment. The capital lease obligation bears interest at a rate of 7.7% and requires payments of principal and interest of approximately $630 plus mandatory VAT and insurance over the 60-month term of the lease.

NOTE 14 - STOCKHOLDERS’ EQUITY

Reverse Stock Split

On November 10, 2011, we filed a certificate of amendment of our articles of incorporation to effect a 1-for-20 reverse stock split of our outstanding common stock, and decrease the total number of shares of common stock authorized to be issued from 200,000,000 shares to 90,000,000 shares. All share and per share amounts have been retrospectively adjusted to reflect the reverse stock split.

Preferred Stock

Our Amended and Restated Articles of Incorporation allows us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine. No preferred shares are currently issued and outstanding.

Common Stock Issuances

Unit Offering

From January 12 to February 4, 2011, we sold 20,075 units at a subscription price of $20.00 per unit for net proceeds of $401,500 in our unit private placement. Each unit consisted of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $20.00 per share. A total of 40,150 shares of common stock and warrants to purchase 20,075 shares of common stock at an exercise price of $20.00 were issued. Included in these amounts are 6,650 shares of our common stock and 3,325 warrants issued upon the conversion of $66,500 in accounts payable to R. Gale Sellers, our former Chief Executive Officer and board member.

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

The fair value of the warrants issued in our unit private placement was calculated using the Black-Scholes option valuation model with the following assumptions:

Closing market price of common stock	$10.00 to $11.20
Estimated volatility	105.5% to 108.7%
Risk free interest rate	0.54% to 0.77%
Expected dividend rate	-
Expected life	2 years

Private Placement

On February 8, 2011, we completed a private placement to eight institutional accredited investors of 245,560 shares of our common stock, at a purchase price of $9.00 per share, for gross proceeds of $2,210,000. As part of the private placement, the investors were issued five-year warrants to purchase 245,560 shares of our common stock, at an initial exercise price of $12.00 per share. As discussed in Note 7, the exercise price was reduced on June 22, 2011 to $11.00 per share as a result of the issuance of the convertible debentures as described in Note 6.

These warrants contain a full ratchet provision which reduces the exercise price of the warrant in the event we issue common stock or common stock equivalents at a price lower than the exercise price of the warrants. The exercise price cannot be reduced below $9.00 per share. As such, the warrants have been treated as a derivative warrant liability as discussed in Note 10.

For each of the warrants, the holder will be able to exercise the warrant on a so-called cashless basis at any time following the one-year anniversary of the closing of the private placement in which a registration statement covering the shares of our common stock underlying such warrants is not effective.

The net proceeds from the private placement totaling $2,001,901, following the payment of offering-related expenses of $208,099, were used by us for our capital expenditure requirements and for working capital and other general corporate purposes. At the closing of the private placement, we paid Rodman & Renshaw LLC, the placement agent for the private placement, cash compensation of 7% of the gross proceeds of the private placement and a five-year warrant to purchase up to 17,190 shares of our common stock, at an initial exercise price of $12.00 per share. As discussed in Note 7, the exercise price was reduced on June 22, 2011 to $11.00 per share as a result of the issuance of the convertible debentures as described in Note 7.

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

Issuances of Common Stock

During the year ended December 31, 2011 we completed the following:

From January 12 to February 4, 2011, we sold 20,075 Units at a subscription price of $20.00 per Unit for net proceeds of $401,500 in our Unit Private Placement. Each Unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $20.00 per share. A total of 40,150 shares of common stock and two-year warrants to purchase 20,075 shares of common stock at an exercise price of $20.00 were issued. Included in these amounts are 6,650 shares of our common stock and 3,325 warrants issued upon the conversion of accounts payable by R. Gale Sellers, our former Chief Executive Officer and a former member of our board of directors.

On June 22, 2011, we issued 15,000 shares of common stock with a fair value of $135,000 based on the closing market price as of that date of $9.00 per share to Milan Gottwald pursuant to the Sendio facilities purchase agreement as described in Note 6.

During the year ended December 31, 2010 we completed the following:

On September 9, 2010, we issued 612 shares of common stock to a former employee at a price of $9.00 per share based on the market price as of that date in settlement of $5,500 of unpaid consulting fees.

On September 21, 2010, we issued 7,500 shares of common stock to a former employee at a price of $8.00 per share based on the market price as of that date in settlement of $60,000 of unpaid salary.

On September 21, 2010, we issued 2,400 shares of common stock to Charles Hunt, a director at a price of $8.00 per share based on the market price as of that date in settlement of $19,196 of unpaid consulting fees.

On September 21, 2010, we issued 4,988 shares of common stock to Richard Herring, a former director at a price of $8.00 per share based on the market price as of that date in settlement of $39,903 of unpaid consulting fees.

On September 25, 2010, we issued 1,849 shares of common stock to a former employee at a price of $8.00 per share in settlement of $14,790 of unpaid salary and expenses. On the same date, the employee exercised a $4.60 per share option to purchase common stock in settlement of unpaid salary in the amount of $34,500 and we issued 7,500 shares of common stock.

On September 27, 2010, we issued 772,530 shares of common stock upon the conversion of the Notes and related accrued interest as described in Note 9.

On November 4, 2010, we issued 2,500 shares of common stock to two employees of Sendio at a price of $10.20 per share based on the closing market price as of that date and a fair value of $25,500. A total of 1,696 shares were issued in settlement of $17,300 of unpaid wages and 804 shares were issued in settlement of $8,200 of bonus compensation.

Also on November 4, 2010, we issued 6,863 shares of common stock to R. Gale Sellers, our former Chief Executive Officer and a director at a price of $10.20 per share based on the closing market price as of that date and a fair value of $70,000 in settlement of unpaid 2009 salary in the same amount.

During October 2010, we issued 40,008 shares of common stock in exchange for cash proceeds of $480,075 related to the exercise of warrants at an exercise price of $12.00 per share.

On November 4, 2010, we issued 12,500 shares of common stock with a fair value of $150,000 based on the closing market price of $12.00 as of that date to Bill K. Hamlin for service as a member of our Board of Directors.

On November 18, 2010, we issued 15,000 shares of common stock to a Duncan Troy, the then Chairman of our Board of Directors, pursuant to the exercise of an option to purchase common stock at an exercise price of $7.60 per share in exchange for cash in the amount of $114,000.

From October 14, 2010 to December 31, 2010, we sold 23,520 units at a subscription price of $20.00 per unit for net proceeds of $470,400 in our Unit Private Placement. Each unit consists of two shares of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $20.00 per share. A total of 47,040 shares of common stock and two-year warrants to purchase 23,520 shares of common stock at an exercise price of $20.00 were issued. The net proceeds were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance. The allocated fair value of the warrants was $127,748 and the balance of the proceeds of $342,652 was allocated to the common stock.

The fair value of the warrants issued in our Unit Private Placement was calculated using the Black-Scholes Option Pricing Model with the following assumptions:

Closing market price of common stock	$12.00 to $16.00
Estimated volatility	121.6% to 158.5%
Risk free interest rate	0.54% to 1.02%
Expected dividend rate	-
Expected life	2 years

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

On October 26, 2007, our Board of Directors approved our 2007 Stock Incentive Plan. A total of 500,000 shares of our common stock were authorized for issuance under the plan. The Stock Incentive Plan allows us to grant stock or stock option awards to our employees, directors, officers, consultants, agents, advisors and independent contractors of Vu1 and subsidiaries. The Stock Incentive Plan is administered by our Board of Directors and Compensation Committee, which can determine the size and type of award granted, purchase price, vesting schedule and expiration date of any stock or options grant. All grants of shares and the shares underlying options are for restricted common stock and are issued at the closing market price of our common stock on the date of grant. On March 14, 2011, our board of directors increased the number of shares of our common stock that we are authorized to issue under the 2007 Stock Incentive Plan from 500,000 shares to 1,000,000 shares. A majority of our stockholders approved the amendment to the Stock Incentive Plan on October 10, 2011.

Stock issuances

A summary of activity related to grants of common stock under the 2007 Stock Incentive Plan as of December 31, 2011 is presented below.

	Number of Shares	Grant Date Fair Value
Outstanding, December 31, 2009	110,573	$4.60 to $22.80
Granted	23,530	$10.20
Forfeited	(3,152)	$10.20
Outstanding, December 31, 2010	130,951	$4.60 to $22.80
Granted	13,125	$8.00
Forfeited	(12,683)	$10.20
Outstanding, December 31, 2011	131,393	$4.60 to $22.80

Vested, December 31, 2011	123,864	$4.60 to $22.80

A summary of the status of our nonvested stock grants as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below.

Nonvested Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	17,357	$10.20
Granted	13,125	8.00
Forfeited	(12,683)	10.20
Vested	(10,270)	9.20
Nonvested at December 31, 2011	7,529	$8.00

We made the following common stock awards for the year ended December 31, 2011 from the 2007 Stock Incentive Plan:

On March 17, 2011, we issued 5,000 shares of common stock from the 2007 Stock Incentive Plan with a fair value of $51,000 based on the closing market price as of that date of $10.20 per share pursuant to the settlement of a dispute with a former consultant and employee to the Company.

On June 15, 2011, we issued 12,500 shares of common stock with a fair value of $112,500 based on the closing market price as of that date of $9.00 per share for services to Integrated Sales Solutions, a company controlled by our President and Chief Operating Officer, Billy K. Hamlin.

On July 28, 2011, Bill K. Hamlin, a current member of our board of directors, was appointed to the positions of President and Chief Operating Officer of Vu1. As part of his employment agreement, Mr. Hamlin agreed to convert $105,000 of his annual salary into 13,125 shares of our common stock at a conversion price of $8.00 per share, based on the closing market price of our common stock on the first day of his employment. These shares will vest in twelve equal monthly installments over the term of his employment agreement. We recognized a total of $44,754 of compensation expense relative to the 5,592 shares that vested for the year ended December 31, 2011.

We made the following common stock awards for the year ended December 31, 2010 from the 2007 Stock Incentive Plan:

On October 4, 2010 we issued 23,530 shares of common stock to Phil Styles, our Chief Executive Officer at price of $10.20 per share based on the closing market price for our common stock as of that date. The shares are issued pursuant to his employment agreement, which provided for the vesting of these shares as his annual salary of $240,000 is earned but unpaid. During the year ended December 31, 2011, Mr. Styles converted $47,670 of his salary into 4,674 shares of common stock, and the remaining 12,683 unvested shares were forfeited. During 2010, Mr. Styles converted $34,452 of his salary into 3,378 shares of common stock, and 2,795 shares were forfeited.

Option issuances

A summary of activity related to stock options under the 2007 Stock Incentive Plan as of December 31, 2011 is presented below.

	Number of Shares	Exercise price range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	239,847	$4.60 to $20.00	$12.26	8.3	$710,000
Granted	157,907	$8.60 to $10.20	$9.11
Exercised	(22,500)	$4.60 to $7.60	$6.60
Forfeited	(42,500)	$4.60 to $10.20	$9.07
Outstanding, December 31, 2010	332,754	$4.60 to $20.00	$11.55	8.2	$792,384
Granted	267,057	$7.80 to $10.40	$8.16
Exercised	-	-	$-
Forfeited	(8,630)	$10.20	$10.20
Outstanding, December 31, 2011	591,181	$4.60 to $20.00	$10.04	5.9	$3,150

Exercisable, December 31, 2011	443,736	$4.60 to $20.00	$10.76	6.7	$3,150

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of our common stock as reflected on the OTC Bulletin Board.

The range of exercise prices for options outstanding and options exercisable under the 2007 Stock Incentive Plan at December 31, 2011 are as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life of Options Outstanding (in years)	Options Outstanding		Options Exercisable
		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.60	5.4	22,500	$4.60	22,500	$4.60
$7.60 - $8.60	5.1	378,714	$8.01	231,269	$8.09
$10.20 - $13.00	8.3	113,871	$11.22	113,871	$11.22
$20.00	6.1	76,096	$20.00	76,096	$20.00

A summary of the status of our nonvested options as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below.

Nonvested Options	Number of Shares Underlying Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	37,945	$10.20
Granted	267,057	8.16
Forfeited or expired	(8,630)	10.20
Vested	(148,927)	9.20
Nonvested at December 31, 2011	147,445	$10.20

We made the following stock option awards for the year ended December 31, 2011 from the 2007 Stock Incentive Plan:

On March 14, 2011, our board of directors issued ten-year options to purchase a total of 31,250 shares of our common stock at an exercise price of $10.40 per share based on the closing market price as of that date to certain of our directors and an officer. The fair value of the options granted of $285,032 was calculated using the Black-Scholes option valuation model.

On April 27, 2011, we issued five-year options to purchase 110,807 shares of our common stock at an exercise price of $7.82 per share based on the closing market price as of that date to Scott C. Blackstone, Ph.D., our Chief Executive Officer, in conjunction with his employment agreement as of that date. The options vest monthly over three years from the date of issuance. The fair value of the options granted of $616,084 was calculated using the Black-Scholes option valuation model.

On July 28, 2011, we issued stock options to purchase up to 70,000 shares of our common stock at an exercise price of $8.00 per share, the closing market price on Bill K. Hamlin’s first day of employment, from the Stock Incentive Plan. A total of 30,000 options will vest over the term of his employment agreement, and the remaining 40,000 options will vest upon meeting certain performance criteria set by the Company. The fair value of the options granted of $244,580 was calculated using the Black-Scholes option valuation model.

On August 22, 2011, we issued stock options to purchase 50,000 shares of our common stock at an exercise price of $7.80 per share, the closing market price on the date of issuance, to certain directors and an officer from the Stock Incentive Plan. The options vest upon issuance. The fair value of the options granted of $246,500 was calculated using the Black-Scholes option valuation model.

On September 12, 2011, we issued stock options to purchase 5,000 shares of our common stock at an exercise price of $7.80 per share, the closing market price on the date of issuance, to an employee from the Stock Incentive Plan. The options vest ratably over five years. The fair value of the options granted of $23,190 was calculated using the Black-Scholes option valuation model.

We made the following stock option awards for the year ended December 31, 2010 from the 2007 Stock Incentive Plan:

On July 9, 2010, we issued options to purchase 50,000 shares of common stock to R. Gale Sellers, our then Chief Executive Officer and director pursuant to Mr. Sellers’ employment agreement entered into as of that date and effective January 1, 2009. The options vested 50% upon issuance, with the remaining 50% vesting monthly through December 31, 2010.

In addition on July 9, 2010, Mr. Sellers elected to convert his entire 2010 annual salary per the employment agreement of $240,000 into 10 year options to purchase 27,907 shares of common stock. A total of $120,000 of accrued but unpaid salary was converted into 13,954 options, which vested immediately. The remaining 13,953 options vested monthly through December 31, 2010.

Also on July 9, 2010, we issued options to purchase 30,000 shares of common stock to Philip Styles, our President and Chief Executive Officer and director. The options vest 50% upon issuance, with the remaining 50% vesting upon the achievement of certain performance milestones through December 31, 2010. These performance goals were not met, and the option to purchase 15,000 shares of common stock expired unvested.

The options issued above have a ten-year life and an exercise price of $8.60 per share based on the closing market price as of the date of issuance. The fair value of the options issued to Mr. Sellers and Mr. Styles of $919,724 was determined using the Black-Scholes Option Pricing Model.

On October 4, 2010, we granted to Mr. Styles a ten-year option to purchase 50,000 shares of our common stock at an exercise price of $10.20 per share vesting monthly through October 3, 2011 pursuant to his employment agreement. The grant was made from our 2007 Stock Incentive Plan and pursuant to our standard form of stock option agreement. The fair value of the options issued to Mr. Styles of $497,416 was determined using the Black-Scholes Option Pricing Model.

The exercise price for the stock option grant was set at the closing market price of our common stock on the OTC Bulletin Board on October 4, 2010, the date that the Board of Directors approved the Executive Employment Agreement.

On September 25, 2010, we issued 7,500 shares of common stock to a former employee pursuant to the exercise of an option to purchase common stock at an exercise price of $4.60 per share in settlement of unpaid salary in the amount of $34,500.

On November 18, 2010, we issued 15,000 shares of common stock to Duncan Troy, the then Chairman of our Board of Directors pursuant to the exercise of an option to purchase common stock at an exercise price of $7.60 per share in exchange for cash in the amount of $114,000.

We used the following assumptions in the calculations of the Black Scholes option valuation model to calculate the fair value of options issued during the years ended December 31, 2011 and 2010:

Years ended December 31,
	2011	2010
Closing market price of common stock	$7.80 to $10.40	$8.60 to $10.20
Estimated volatility	72.8% to 92.3%	139.0% to 162.1%
Risk free interest rate	0.42% to 3.36%	2.50% to 3.07%
Expected dividend rate	-	-
Expected life	2 - 10 years	10 years

We recognized compensation expense of $1,006,807 and $881,691 related to the vested portion of stock and stock options based on their estimated grant date fair value as research and development expense or general and administrative expense based on the specific recipient of the award for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011, there are 7,529 shares of unvested restricted stock issued in 2011 of which we anticipate $60,246 of unrecognized compensation expense will be recognized ratably through the vesting date of July 27, 2012.   At December 31, 2011, we have unrecognized compensation expense related to stock options of $697,838, of which we anticipate $413,368, $212,904 and $71,566 will be recognized in fiscal year 2012, and 2013 and 2014, respectively.

As of December 31, 2011, the 2007 Stock Incentive Plan has 269,937 shares available for future grants of stock or options.

Warrant Issuances and Exercises

2011 Warrants

On February 8, 2011, we issued five-year warrants to purchase 245,560 shares of our common stock, at an initial exercise price of $12.00 per share to investors in a private placement and a five-year warrant to purchase up to 17,190 shares of our common stock at an initial exercise price of $12.00 per share to the placement agent.

On June 22, 2011, the exercise price of the warrants was reduced from $12.00 per share to $11.00 per share as a result of the issuance of the convertible debentures at a conversion price of $11.00 per share as described in Note 7. We also issued two-year warrants to purchase 20,075 shares of common stock at an exercise price of $20.00 in our unit offering, described above. In addition, we issued five-year warrants to purchase 213,380 shares of our common stock, at an exercise price of $13.00 per share as described above.

During the year ended December 31, 2011, warrants to purchase 6,988 shares of common stock with an exercise price of $12.00 per share expired unexercised.

2010 Warrants

We issued three-year warrants to purchase 106,901 shares of common stock at an exercise price of $15.00 per share to Full Spectrum, which is managed by R. Gale Sellers, a former director and our former Chief Executive Officer. In addition we issued three-year warrants to purchase 100,132 shares of common stock at an exercise price of $15.00 per share to SAM Special Opportunity Fund, L.P. These warrants were issued pursuant to advances and extinguishment of interest made under their respective Notes as discussed in Note 9.

Also during 2010, we issued two-year warrants to purchase 23,520 shares of common stock at an exercise price of $20.00 in conjunction with our Unit Private Placement as described above.

As discussed in Note 11, on May 1, 2010, we issued three year warrants to purchase 3,750 shares of our common stock at an exercise price of $7.60 per share to the investor as an inducement to extend the due date of the loan.

2010 Warrants Exercised

During October 2010, we issued 40,008 shares of common stock in exchange for cash proceeds of $480,075 related to the exercise of warrants at an exercise price of $12.00 per share.

A summary of activity related to our warrants as of December 31, 2011 is presented below.

	Number of Shares	Exercise price range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, December 31, 2009	527,073	$12.00 to $23.00	$13.16	1.5
Granted	234,303	$7.60 to $20.00	$15.33
Exercised	(40,008)	$12.00	$12.00
Forfeited	(288,622)	$12.00 to $23.00	$12.10
Outstanding, December 31, 2010	432,746	$7.60 to $20.00	$15.18	2.1
Granted	496,205	$11.00 to $20.00	$12.22
Exercised	-	-	$-
Forfeited	(6,988)	$12.00 to $20.00	$13.43
Outstanding, December 31, 2011	921,963	$7.60 to $20.00	$13.60	2.7

Exercisable, December 31, 2011	918,213	$7.60 to $20.00	$13.60	2.8

The following table summarizes our outstanding warrants as of December 31, 2011:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$7.60	3,750	1.3	3,750
$11.00	262,750	4.1	262,750
$13.00	213,380	4.5	213,380
$15.00	398,488	1.1	394,738
$20.00	43,595	1.0	43,595
	921,963	2.7	918,213

NOTE 15 - INCOME TAXES

 The net deferred tax asset is comprised of the following:

	December 31,
	2011	2010
Net operating loss carryforwards	$21,039,036	$19,390,966
Share-based compensation	1,746,808	1,288,920
Fixed assets	63,382
Deposit on building	221,055
Other	17,716	(6,022)
Valuation allowance	(23,087,997)	(20,673,864)
Deferred Income Tax Asset	$-	$-

Loss before income taxes is comprised of:

	For the Years Ended December 31,
	2011	2010
US Operations	$2,784,347	$1,868,502
Czech Republic Operations	6,297,275	2,757,748
	$9,081,622	$4,626,250

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2011 and 2010 as follows:

	For the Years Ended December 31,
	2011	2010

Net loss	$9,081,622	$4,626,250

Tax at federal statutory rate (34%)	$(3,087,751)	$(1,572,925)
Effect of lower foreign tax rate	944,587	413,658
Permanent differences	(543,292)	450,289
Change in valuation allowance	2,686,456	708,978
Provision for Income Taxes	$-	$-

As of December 31, 2011, we had net operating loss carryforwards for U.S. and Czech Republic federal income tax reporting purposes which if unused, will expire in the following years:

	US	Czech Republic
Year	Amount	Amount
2012	$-	$1,314,403
2013	-	5,017,823
2014	-	2,318,515
2015	-	2,428,280
2016	-	4,935,222
2018	27,080,269	-
2019	1,745,867	-
2020	6,137,725	-
2021	5,251,175	-
2022	1,751,322	-
2023	78,281	-
2024	413,886	-
2025	508,429	-
2026	465,173	-
2027	760,272	-
2028	2,494,690	-
2029	2,121,595	-
2030	1,688,397	-
2031	2,433,302
	$52,930,383	$16,014,243

The utilization of U.S. net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382. The fiscal years 2008 to 2011 remain open to examination to U.S. Federal authorities and other jurisdictions in the U.S. where we operate. Sendio has paid no income taxes since its inception and its fiscal years for 2008 to 2011 remain open to examination by Czech tax authorities.

NOTE 16 - SUBSEQUENT EVENTS

From January 24 to April 3, 2012, we sold 313,064 Units at a subscription price of $3.50 per Unit for net proceeds of $1,095,717 in our Unit Private Placement. Each Unit consists of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $3.75 per share. A total of 313,064 shares of common stock and three-year warrants to purchase 313,064 shares of common stock at an exercise price of $3.75 were issued. Included in these amounts are the 29,786 shares of our common stock and 29,786 warrants issued upon the conversion of bridge notes payable of $100,000 plus related accrued interest of $4,249 and 12,000 shares of our common stock and 12,000 warrants issued upon the conversion of $42,000 of accounts payable.

As a result of the issuances of common stock in our unit offering described above, the exercise price of the 245,560 shares of our common stock issued in conjunction with the February 8, 2011 Private Placement as described in Note 14 were further reduced from $11.00 per share to their contractual floor of $9.00 per share.

On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic. In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use proceeds to satisfy the liabilities of Sendio. As a result of the insolvency petition, we recognized an impairment of all of our long term assets comprised of equipment, construction in process and the deposit on building purchase as discussed in Note 2. Included in the balance sheet as of December 31, 2011 are the following assets and liabilities of Sendio that are anticipated to be subject to the insolvency proceedings:

December 31,
2011
Current assets:
Cash	$8,774
Tax refund receivable	57,089
Prepaid expenses and other receivables	10,657
76,520

Current liabilities:
Accounts payable	$273,337
Accrued payroll	373,349
Capital lease obligation, current portion	5,624
Total current liabilities of Sendio	652,310

Non-current liabilities of Sendio:
Capital lease obligation, net of current portion	4,114
Total liabilities of Sendio	656,424

Our lease obligation and the obligation to purchase the Sendio facility as discussed in Note 6 were terminated. Our lease for the premises was terminated effective March 15, 2012 and our obligation to acquire the building was terminated on February 8, 2012.

