Form 10-Q
period 2012-03-31
Vu1 CORP
filed 2012-05-21
CIK 906448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file no. 000-21864

Vu1 CORPORATION

(Exact name of registrant as specified in its charter)

California	84-0672714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One New Hampshire Blvd Suite 125 Portsmouth NH	03801
(Address of principal executive offices)	(Zip Code)

(603) 766-4986

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

On May 15, 2012, there were 5,897,438 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page Number
PART I Financial Information

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of March 31, 2012 and December 31, 2011	1
Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2012 and 2011	2
Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	3
Notes to Condensed Consolidated Financial Statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 4. Controls and Procedures	19

PART II Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
ITEM 6. Exhibits	19

Signatures	20

NOTE REGARDING REVERSE SPLIT

All share and per share information in this Form 10-Q has been retrospectively adjusted for a 1-for-20 reverse stock split of our outstanding shares of common stock, effective November 23, 2011.

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

For additional factors that can affect these forward-looking statements, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2011. The forward-looking statements contained in this Report speak only as of the date hereof. We caution readers not to place undue reliance on any such forward-looking statements. Except as required by U.S. federal securities laws, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Vu1 CORPORATION AND SUBSIDIARIES

UNAUDITED CONDSENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2012	2011
ASSETS
Current assets
Cash	$5,371	$10,992
Restricted cash	210,000
Accounts receivable	-	3,616
Tax refund receivable	-	57,089
Prepaid expenses	55,475	38,948

Total current assets	270,846	110,645

Non-current assets
Equipment, net of accumulated depreciation of $22,286 and $318,424, respectively	1,300	1,740
Loan costs	270,333	325,244
Total assets	$542,479	$437,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$866,301	$1,012,186
Accrued payroll	135,733	475,176
Capital lease obligation, current portion	-	5,624
Liabilities of Sendio	619,988	-
Total current liabilities	1,622,022	1,492,986
Long-term liabilities
Convertible debentures, net of discount of $1,367,020 and $1,603,838, respectively	2,750,730	2,513,912
Convertible bridge loans	389,250	489,250
Derivative warrant liability	-	592,783
Capital lease obligation, net of current portion	-	4,114
Total liabilities	4,762,002	5,093,045

Stockholders' deficit
Vu1 Corporation's stockholders' deficit
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 90,000,000 shares authorized; 5,874,581 and 5,568,253 shares issued and outstanding, respectively	76,356,366	74,898,008
Accumulated deficit	(80,564,507)	(79,581,191)
Accumulated other comprehensive income	84,673	123,822
Total Vu1 Corporation's stockholders' deficit	(4,123,468)	(4,559,361)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' deficit	(4,219,523)	(4,655,416)
Total liabilities and stockholders' deficit	$542,479	$437,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2012	2011

Operating expenses
Research and development	$215,358	$568,657
General and administrative	471,313	828,196
Marketing	289,734	183,882
Total operating expenses	976,405	1,580,735

Loss from operations	(976,405)	(1,580,735)

Other income (expense)
Interest income	8	46
Loss on conversion of debt	(292,387)	-
Interest expense	(307,315)	(621)
Derivative valuation gain	592,783	341,132

Total other income (expense)	(6,911)	340,557

Loss before provision for income taxes	(983,316)	(1,240,178)

Provision for income taxes	-	-

Net loss	$(983,316)	$(1,240,178)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(39,149)	102,666

Comprehensive loss	$(1,022,465)	$(1,137,512)

Loss per share
Basic	$(0.17)	$(0.23)
Diluted	$(0.17)	$(0.23)
Weighted average shares outstanding
Basic	5,723,310	5,414,724
Diluted	5,723,310	5,414,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:

Net loss	$(983,316)	$(1,240,178)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	440	25,655
Share-based compensation	105,254	444,701
Amortization of discount on long-term convertible notes	236,818	-
Amortization of loan costs	54,911	-
Derivative valuation gain	(592,783)	(341,132)
Loss on conversion of debt	292,387
Changes in assets and liabilities:
Inventory	-	(26,474)
Accounts receivable	3,616	-
Tax refund receivable	-	(11,488)
Prepaid expenses	(27,184)	(148,695)
Accounts payable	165,549	(27,071)
Accrued payroll	33,905	(18,199)
Net cash flows from operating activities	(710,403)	(1,342,881)

Cash flows from investing activities:
Purchases of equipment and construction in process	-	(2,596)
Deposits on building purchase	-	(108,500)
Net cash flows from investing activities	-	(111,096)

Cash flows from financing activities:
Restricted cash for letter of credit	(210,000)	-
Proceeds from sales of common stock and warrants	914,468	2,336,901
Payments on loan payable	-	(1,341)
Payments on capital lease obligations	-	(996)
Net cash flows from financing activities	704,468	2,334,564

Effect of exchange rate changes on cash	314	(5,536)

Net change in cash	(5,621)	875,051

Cash, beginning of period	10,992	119,619

Cash, end of period	$5,371	$994,670

Supplemental Cash Flow Information:
Cash paid for interest	$-	$621

Supplemental Noncash Investing and Financing Activities:
Conversion of bridge loan and interest to stock and warrants	$104,249	$-
Issuance of common stock and warrants for accounts payable	$42,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

Reverse Stock Split

All share and per share information in this Form 10-Q has been retrospectively adjusted for a 1-for-20 reverse stock split of our outstanding shares of common stock, effective November 23, 2011.

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

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and pilot manufacturing facility. On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic. In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use proceeds to satisfy the liabilities of Sendio. These liabilities have been recorded as a current liability on our balance sheet as of March 31, 2012 under the caption “Liabilities of Sendio.”

We have one inactive subsidiary, Telisar Corporation, a California corporation and 66.67% majority-owned subsidiary.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2011 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the quarterly period ended March 31, 2012 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (CZK). The accounts of Sendio contained in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011 have been translated into United States dollars at the exchange rate prevailing as of those dates. Translation adjustments are included in “Accumulated Other Comprehensive Income,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying consolidated statements of operations for the three months ended March 31, 2012 and 2011 have been translated using the average exchange rates prevailing for the respective periods. Sendio recorded an aggregate of $0 and ($3,532) of foreign currency transaction gain (loss) to general and administrative expense in the accompanying statements of operations for the three months ended March 31, 2012 and 2011, respectively.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2012 and December 31, 2011, we had no cash in excess of federally insured limits in effect as of those dates, respectively.

Restricted Cash

Restricted cash represents cash held at a bank held as collateral for a letter of credit issued to a supplier to secure the purchase of inventory.

Equipment

Equipment is comprised of equipment used in the manufacturing process and related testing and development of our lighting products and is stated at cost. We provide for depreciation using the straight-line method over the estimated useful lives of three to five years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of equipment are reflected in the statements of operations.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, payables and accrued liabilities, convertible debentures, and convertible loans payable. The fair value of our cash, receivables, payables and accrued liabilities and loans payable are carried at historical cost; their respective estimated fair values approximate their carrying values. The fair value of our convertible debentures is $3,727,630 at March 31, 2012 based on the present value of the future cash flows of the instrument.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three months ended March 31, 2012 and 2011, research and development expenses were comprised primarily of technical consulting expenses, salaries and related benefits and overheads, rent, materials and operational costs related to the development of the production line.

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

The following potentially dilutive shares of common stock are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three months ended March 31,
	2012	2011
Warrants	1,257,884	708,583
Convertible debt	374,346	-
Stock options	591,181	364,001
Unvested stock	4,269	11,555

Total potentially dilutive securities	2,227,680	1,084,139

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the three months ended March 31, 2012 we had no revenues, incurred a net loss of $1.0 million, and had negative cash flows from operations of $0.7 million. In addition, we had an accumulated deficit of $80.6 million at March 31, 2012. These factors raise substantial doubt about our ability to continue as a going concern.

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

In April and May, 2012 we raised gross proceeds of $80,000 in a private placement of stock and warrants to certain accredited investors. See Note 10, “Subsequent Events”.

Our efforts to raise additional funds will continue during fiscal 2012 to fund our planned operations and research and development activities, through one or more debt or equity financings.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Sendio Facility Operating Lease and Purchase Agreement

On May 28, 2008, and amended on December 2, 2009 and June 22, 2011, Sendio s.r.o. entered into a lease agreement for its former office and manufacturing facilities located in the city of Olomouc in the Czech Republic. Effective December 9, 2008 and amended June 22, 2011, Sendio entered into a Purchase Agreement, effective December 9, 2008 and amended March 3, 2009 and December 2, 2009 (the “Purchase Agreement”), for the same facilities with Milan Gottwald (“Mr. Gottwald”), the owner. On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic. In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use proceeds to satisfy the liabilities of Sendio. Our lease obligation and the obligation to purchase the Sendio facility were terminated. Our lease for the premises was terminated effective March 15, 2012 and our obligation to acquire the building was terminated on February 8, 2012.

Other Lease Agreements

On July 11, 2011 we entered into a month to month lease agreement for office space in New Hampshire. Monthly rental payments were $1,445 under the lease. The lease was terminated on March 31, 2012.

On November 1, 2010, we entered into a six month lease agreement for office space located in New York City, New York. The lease continued on a month to month basis. Monthly rental payments were $1,320 under the lease. The lease was terminated on March 31, 2012.

Total rent expense was $8,782 and $120,825 for the three months ended March 31, 2012 and 2011, respectively.

Investment Banking Agreements

On June 7, 2011, we entered into an agreement with Rodman & Renshaw, LLC to act as our exclusive placement agent for the sale of securities on June 22, 2011. The agreement specified cash compensation of 7% of the purchase price paid in an offering plus warrants equal to 7% of common shares issued or issuable under the offering on the same terms as offered to investors in the private placement. In addition, cash compensation of 7% of any proceeds from the exercise of warrants issued in conjunction with a private placement will be paid. The agreement terminated 30 days after a successful private placement. The obligation for fees and warrants survives for 18 months for proceeds raised from investors in the private placement.

On January 24, 2011, we entered into an agreement with Rodman & Renshaw, LLC to act as our exclusive placement agent for the sale of securities on February 8, 2011. The agreement specified cash compensation of 7% of the purchase price paid in an offering plus warrants equal to 7% of common shares issued or issuable under the offering on the same terms as offered to investors in the private placement. In addition, cash compensation of 7% of any proceeds from the exercise of warrants issued in conjunction with a private placement will be paid. The agreement terminated 30 days after a successful private placement. The obligation for fees and warrants survives for 18 months for proceeds raised from investors in the private placement.

NOTE 5 – CONVERTIBLE DEBENTURES

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

Upon an event of default, the outstanding principal amount of the convertible debentures, plus a default premium, shall become immediately due and payable to the holders of the convertible debentures;

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

Pursuant to a Registration Rights Agreement, dated as of June 16, 2011, with the investors, we agreed to file a shelf registration statement covering the resale of the shares of common stock issuable upon the conversion of the convertible debentures and exercise of the warrants within 30 days after the closing, use our best efforts to cause the shelf registration statement to be declared effective within 90 days after the closing (or 120 days in the event of a “full review” by the SEC), and keep the shelf registration statement effective until the underlying shares have been sold or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash. We filed the registration statement on July 15, 2011 and it was declared effective on July 26, 2011. We evaluated any liability under the registration rights agreement at March 31, 2012 and determined no accrual was necessary.

The carrying value at March 31, 2012 and December 31, 2011 of the convertible debentures is as follows:

	March 31, 2012	December 31, 2011
Face amount	$4,117,750	$4,117,750
Original issue discount	(390,420)	(465,072)
	3,727,330	3,652,678
Beneficial conversion feature and warrant allocation	(976,600)	(1,138,766)
Carrying value	$2,750,730	$2,513,912

The original issue discount of the convertible debentures is being amortized over their two-year life using the effective interest method.

Interest expense related to the convertible debentures is as follows:

	March 31,	March 31,
	2012	2011
Amortization of original issue discount	$74,652	$-
Amortization of beneficial conversion feature and warrant allocation	162,166	-
Amortization of loan costs	54,911	-

	$291,729	$-

NOTE 6 – CONVERTIBLE BRIDGE LOANS

In October and November 2011, we received $475,000 in gross proceeds from six existing stockholders in an interim bridge loan financing involving the issuance of 12% convertible promissory notes and warrants to purchase common stock.  Included in the proceeds was $50,000 received from Mark W. Weber, a member of our board of directors. Under the notes, the loans are due upon the earlier of (a) the closing of financing pursuant to which shares of common stock or other equity securities are issued by us for aggregate consideration of not less than $5,000,000, through the (i) conversion of the note, including accrued interest, or (ii) at the lender’s option, repayment of the note, or (b) in any event, two years after the issuance of the note. The number of shares of common stock issuable upon conversion of the note will be based on a conversion price equal to a 15% discount to the price obtained in any round of equity financing. In the event we fail to repay the promissory notes on or before November 30, 2011, the note’s interest rate will be increased to 15% per annum. We did not repay the promissory notes prior to that date, and the interest rate was increased to 15% per annum. Total interest expense related to the loans for the three months ended March 31, 2012 and 2011 was $15,586 and $0, respectively.

In addition to interest on the promissory note, each note holder is entitled to receive a warrant to purchase the number of shares of common stock determined by dividing 115% of the principal amount of the note by the price at which our common stock is sold in any round of equity financing not less than $5,000,000, times 100%. The warrants will be exercisable at any time, commencing 90 days after the closing of the round of financing, and from time to time for a period of three years after the issuance date, at an exercise price of $11.00 per share (subject to appropriate adjustment in the event of any subsequent stock split or similar transaction).

On February 7, 2012 a loan totaling $104,249 (including accrued interest of $4,249) was converted into 29,786 units in our private placement offering as discussed in Note 8. Accordingly, we issued 29,786 shares of our common stock, three year warrants to purchase 29,786 shares of our common stock at an exercise price of $3.75 per share and three year warrants to purchase 32,857 shares of our common stock at an exercise price of $11.00 per share. The fair value of the common stock was $171,269 based on the market price of our common stock on the date of conversion of $5.75. The fair value of the three year warrants to purchase 29,786 shares of our common stock at an exercise price of $3.75 per share was $121,556 and fair value of the three year warrants to purchase 32,857 shares of our common stock at an exercise price of $11.00 per share was $103,811. We recognized a loss on debt conversion for the three months ended March 31, 2012 in the amount of $292,387.

The fair value of the warrants was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.82%, volatility – 103.6%, and an expected dividend rate of 0%.

Total principal payments for future years for the Convertible Bridge Loans and the Convertible Debentures described in Note 5 are as follows as of March 31, 2012:

March 31, 2012
2012	$-
2013	4,507,000
$4,507,000

NOTE 7 – DERIVATIVE WARRANT LIABILITY

On February 9, 2011, we issued five-year warrants to purchase 262,750 shares of our common stock at an exercise price of $12.00 per share in conjunction with the private placement as of that date. If we issue common stock or common stock equivalents at a price per share less than the exercise price of the warrants, the exercise price of the warrants is decreased to equal the price at which the common stock or common stock equivalents were issued. The exercise price cannot be reduced below $9.00 per share. We determined that the potential adjustment to the exercise price of the warrants exceeded the economic dilution suffered and therefore the warrants are not to be considered indexed to our common stock and caused the warrants to be a derivative liability. Derivative financial instruments are classified as liabilities and carried at fair value at each reporting date, with changes reflected in the statements of operations.

On June 22, 2011, the exercise price of the warrants was reduced from $12.00 per share to $11.00 per share as a result of the issuance of the convertible debentures at a conversion price of $11.00 per share as described in Note 5.

On January 24, 2012, the exercise price of the warrants was further reduced to $9.00 per share in conjunction with the private placement as described in Note 8. As a result, we recognized the difference in the fair value of the warrants of $46,444 as of that date as an additional unrealized fair value change in the derivative gain for the three months ended March 31, 2012. As a result of this reduction, the exercise price no longer has the potential for further adjustment, and we determined that the warrants no longer represented a derivative liability, and the remaining balance of the derivative liability was recognized as a derivative gain in the amount of $639,227.

The following table summarizes the components of changes in our derivative warrant liability during the three months ended March 31, 2012 and 2011:

	Three Months ended March 31,
	2012	2011
Beginning balance	$592,783	$-
Derivative recognized upon issuance	-	2,090,648
Fair value changes due to repricing, included in income	46,444	-
Unrealized fair value changes, included in income	(639,227)	(341,132)
Ending balance	$-	$1,749,516

The Company uses the Black-Scholes option valuation model to measure the fair value of the warrants, and based on the following assumptions, a summary of the fair values are as follows:

	January 24, 2012	March 31, 2011
Trading market price	$4.15	$9.40
Expected life (years)	4.04	4.86
Equivalent volatility	81.0%	99.5%
Expected dividend rate	0.00%	0.00%
Risk-free interest rate	0.66%	2.24%

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

Our Amended and Restated Articles of Incorporation allow us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine. No preferred shares are currently issued and outstanding.

Common Stock

Unit Offering

From January 24 to March 31, 2012 we sold 303,064 units at a subscription price of $3.50 per unit for net proceeds of $1,060,721 in our unit private placement. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $3.75 per share. A total of 303,064 shares of common stock and warrants to purchase 303,064 shares of common stock at an exercise price of $3.75 were issued. Included in these amounts are 12,000 shares of our common stock and 12,000 warrants issued upon the conversion of $42,000 in accounts payable to a vendor and 29,786 shares of our common stock and 29,786 warrants issued upon the conversion of a loan totaling $104,249 (including accrued interest of $4,249). Also included in these amounts is $105,000 received from one of our board members.

The net proceeds were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance. The allocated fair value of the warrants was $516,739 and the balance of the proceeds of $543,982 was allocated to the common stock.

The fair value of the warrants issued in our unit private placement was calculated using the Black-Scholes option valuation model with the following assumptions:

Closing market price of common stock	$4.11 to $6.00
Estimated volatility	81.0% to 103.6%
Risk free interest rate	0.40%
Expected divident rate	-
Expected life	3 years

Issuances of common stock

During the three months ended March 31, 2012 we issued 303,064 shares of common stock in our unit offering described above.

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

Stock issuances

On July 28, 2011, Bill K. Hamlin, a then member of our board of directors, was appointed to the positions of President and Chief Operating Officer of Vu1. As part of his employment agreement, Mr. Hamlin agreed to convert $105,000 of his annual salary into 13,125 shares of our common stock at a conversion price of $8.00 per share, based on the closing market price of our common stock on the first day of his employment. These shares will vest in twelve equal monthly installments over the term of his employment agreement. We recognized a total of $26,107 of compensation expense relative to the 3,264 shares that vested for the three months ended March 31, 2012.

Option issuances

No options were issued during the three months ended March 31, 2012.

We recognized compensation expense of $79,147 and $444,701 related to the vested portion of stock options based on their estimated grant date fair value as sales and marketing expense, research and development expense or general and administrative expense based on the specific recipient of the award for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, there are 4,269 shares of unvested restricted stock issued in 2011 of which we anticipate $34,139 of unrecognized compensation expense will be recognized ratably through the vesting date of July 27, 2012.   At March 31, 2012, we have unrecognized compensation expense related to stock options of $618,691, of which we anticipate $334,221 will be recognized through December 31, 2012, $212,904 and $71,566 will be recognized in 2013 and 2014, respectively.

Warrants

During the three months ended March 31, 2012 we issued three year warrants at an exercise price of $3.75 per share to purchase 303,064 shares of common stock in our unit offering described above. On February 7, 2012 we issued three year warrants at an exercise price of $11.00 per share to purchase 32,857 shares of common stock to an investor upon the conversion of a convertible bridge note as described in Note 6.

On January 24, 2012, the exercise price of the warrants to purchase 262,750 shares of common stock issued in conjunction with our February 9, 2011 private placement was reduced from $11.00 per share to $9.00 per share as a result of the issuance of the common stock and warrants in our unit private placement describe above.

A summary of our outstanding warrants at March 31, 2012 is as follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$3.75	303,064	2.9	303,064
$7.60	3,750	1.1	3,750
$9.00	262,750	3.9	262,750
$11.00	32,857	2.9	29,107
$13.00	213,380	4.2	213,380
$13.00	398,488	0.9	398,488
$20.00	43,595	0.7	43,595
	1,257,884	2.6	1,254,134

NOTE 9 – RELATED PARTY TRANSACTIONS

In September 2010, we entered into an agreement with Integrated Sales Solutions II, LLC (“ISS”) to enhance our capabilities in designing and establishing sales strategy and distribution channels with retail, electrical utilities, electrical distributors and government agencies. In April 2011, we entered into an agreement with Hamlin Consulting, LLC to advise and assist us in defining logistics, warehousing, finished good requirements, distribution, packaging, merchandising and support for our ESL bulbs. ISS and Hamlin Consulting are owned by Bill K. Hamlin, a former director of our company and our former President and Chief Operating Officer. We have paid $13,268 to ISS and $45,000 to Hamlin Consulting during the three months ended March 31, 2012.

During the three months ended March 31, 2012 we paid consulting fees of $37,500 to SAM Advisors, LLC for services rendered to the Company. SAM Advisors LLC is owned by William B. Smith, our Chairman.

One of our board members invested $105,000 in our unit private placement as discussed in Note 8.

During the three months ended March 31, 2012 we paid fees of $22,382 to Duncan Troy for services rendered as the managing director of Sendio. Mr. Troy is a member of our board of directors.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2012 we sold 22,857 units at a subscription price of $3.50 per unit for net proceeds of $80,000 in our unit private placement. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $3.75 per share. A total of 22,857 shares of common stock and warrants to purchase 22,857 shares of common stock at an exercise price of $3.75 were issued. Included in this amount is $15,000 received from one of our board members.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

Reverse Split

All share and per share information in this Form 10-Q has been retrospectively adjusted for a 1-for-20 reverse stock split of our outstanding shares of common stock, effective November 23, 2011.

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

On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic. In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use proceeds to satisfy the liabilities of Sendio. Our lease obligation and the obligation to purchase the Sendio facility were terminated. Our lease for the premises was terminated effective March 15, 2012 and our obligation to acquire the building was terminated on February 8, 2012. All of the employees of Sendio resigned or were terminated during March, 2012.

Our efforts are presently focused on this initial product, the R30 size light for recessed fixtures.  We are currently supporting initial production of this light and are continuing to enhance our manufacturing capabilities through an outsourcing arrangement in China. Vu1 entered into consulting arrangements with a select group of former Sendio engineers, who are working with our outsourced manufacturing vendor.  The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our products on a large scale commercial basis, market acceptance of the products and other factors.  During the first quarter of 2012, we had no revenues.  During the year ended December 31, 2011, we recognized revenue of approximately $8,000 from initial sales of our R30 reflector light.

Our independent registered public accounting firm has issued a “going concern” qualification in its report on our financial statements for the year ended December 31, 2011, stating that we had a net loss and negative cash flows from operations in fiscal 2011, and that we have an accumulated deficit.  Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this going-concern uncertainty.

We will need to raise additional capital through debt or equity financings to support our operations.

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

Our cash as of March 31, 2012 is not sufficient to support our operations through fiscal 2012 and it will be necessary for us to seek additional financing. See “Liquidity and Capital Resources” below.

Results of Operations

Comparison of Results for the Three Months Ended March 31, 2012 and 2011

Revenues

We recognized no revenues for the three months ended March 31, 2012 and 2011.

Research and Development Expenses

For the three months ended March 31, 2012 and 2011, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs. For the comparable quarters, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research and manufacturing development related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $353,000 to $215,000 for the three months ended March 31, 2012 compared to $569,000 for the three months ended March 31, 2011. The decrease was primarily related to the expenses of Sendio which were only for a partial quarter as their operations were ceased during the three months ended March 31, 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 and 2011 were comprised of share-based compensation expenses, salaries, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses decreased by approximately $357,000 to $471,000 for the three months ended March 31, 2012 compared to $828,000 for the three months ended March 31, 2011. Non-cash charges related to share-based compensation expenses decreased $375,000 to $51,000 relating primarily to stock options issued to our chief executive officers and directors for the three months ended March 31, 2012 compared to $426,000 for the three months ended March 31, 2011. The decrease was also related to the expenses of Sendio which were only for a partial quarter as their operations were ceased during the three months ended March 31, 2012. This was partially offset by increased legal and consulting fees related to the filing of the insolvency petition of Sendio.

Marketing Expenses

Marketing expenses for the three months ended March 31, 2012 and 2011 were comprised of consulting fees, share-based compensation expenses and office related expenses. Marketing expenses increased by approximately $106,000 to $290,000 for the three months ended March 31, 2012 compared to $184,000 for the three months ended March 31, 2011. The increase was due primarily to increases in salaries and attendant costs, consulting fees related to public relations and investor relations, channel development and packaging costs for the three months ended March 31, 2012.

Other Income and Expense

Other income and expense for the three months ended March 31, 2012 was comprised of interest income, interest expense, derivative valuation gain and loss on conversion of debt. Interest income was $8 for the three months ended March 31, 2012 compared to $46 for the three months ended March 31, 2011. The increase was due to lower average cash balances.

Interest expense for the three months ended March 31, 2012 increased $306,000 to $307,000 compared to $621 for the three months ended March 31, 2011. Interest expense for the three months ended March 31, 2012 included the amortization related to the original issue discount, beneficial conversion feature, and loan costs for the convertible debentures as discussed in Note 5 and the convertible bridge loans as discussed in Note 6. Interest expense for the three months ended March 31, 2011 included interest expense related to Sendio’s loan and capital lease obligations.

Loss on debt conversion for the three months ended March 31, 2012 was $292,000 and results from the conversion of the convertible bridge note as discussed in Note 6.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $593,000 and $341,000 during the three months ended March 31, 2012 and 2011, respectively and are related to the derivative warrant liability as discussed in Note 7.

We value our derivative warrant liability using the Black Scholes valuation method. The changes in the fair value of our derivatives are significantly influenced by changes in our stock price and changes in interest rates in the public markets. Changes in these inputs will affect the carrying value of our derivative liabilities and therefore the amount of derivative valuation gain (loss) that we are required to record.

Liquidity and Capital Resources

We had cash of $5,000 and no short-term debt as of March 31, 2012.

Subsequent to March 31, 2012 we sold 22,857 units at a subscription price of $3.50 per unit for net proceeds of $80,000 in our unit private placement. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $3.75 per share.

We do not anticipate that our existing cash will be sufficient to fund our operations and anticipated capital expenditures for the next twelve months. We anticipate that, with our cash on hand and the proceeds from the private placement described above, we will be able to fund our operations through May, 2012.

We expect to continue to seek additional financing in 2012 to fund our operations, research and product development and manufacturing activities, through one or more debt or equity financings.  We are working with investment bankers to assist us with our financing efforts. Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders.

If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to further curtail or even cease our operations.  Any inability to obtain additional cash as needed would have a material adverse effect on our financial position, results of operations and our ability to continue in existence.  Our independent registered public accounting firm added an explanatory paragraph to its opinion on our 2011 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

Contractual Obligations

We have no contractual payment obligations for operating leases as of March 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2012.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From January 24 to March 31, 2012 we sold 303,064 units at a subscription price of $3.50 per unit for net proceeds of $1,060,721 in our unit private placement. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $3.75 per share. A total of 303,064 shares of common stock and warrants to purchase 303,064 shares of common stock at an exercise price of $3.75 were issued.

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

Dated: May 21, 2012

By:	/s/ Scott C. Blackstone, Ph.D.
Scott C. Blackstone
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)

