Form 10-Q
period 2012-06-30
Vu1 CORP
filed 2012-08-14
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file no. 000-21864

Vu1 CORPORATION
(Exact name of registrant as specified in its charter)

California	84-0672714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Broadway, Suite 808, New York NY	10006
(Address of principal executive offices)	(Zip Code)

(855) 881-2852
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

On August 1, 2012, there were 6,152,981 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page Number
PART I Financial Information

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of June 30, 2012 and December 31, 2011	1
Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011	2
Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	3
Notes to Condensed Consolidated Financial Statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 4. Controls and Procedures	20

PART II Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
ITEM 6. Exhibits	21

Signatures	22

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

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
ASSETS	2012	2011
Current assets
Cash	$5,165	$10,992
Accounts receivable	-	3,616
Tax refund receivable	-	57,089
Prepaid expenses	43,274	38,948

Total current assets	48,439	110,645

Non-current assets
Equipment, net of accumulated depreciation
of $22,524 and $318,424, respectively	1,062	1,740
Loan costs	215,422	325,244
Total assets	$264,923	$437,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$958,052	$1,012,186
Accrued payroll	192,725	475,176
Capital lease obligation, current portion	-	5,624
Convertible debentures, net of discount of $1,117,539 and $0, respectively	3,000,211	-
Liabilities of Sendio	555,454	-
Total current liabilities	4,706,442	1,492,986
Long-term liabilities
Convertible debentures, net of discount of $0 and $1,603,838, respectively	-	2,513,912
Convertible bridge loans	389,250	489,250
Derivative warrant liability	-	592,783
Capital lease obligation, net of current portion	-	4,114
Total liabilities	5,095,692	5,093,045

Stockholders' deficit
Vu1 Corporation's stockholders' deficit
Preferred stock, $1.00 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value; 90,000,000 shares authorized;
5,917,195 and 5,568,253 shares issued and outstanding, respectively	76,603,580	74,898,008
Accumulated deficit	(81,487,490)	(79,581,191)
Accumulated other comprehensive income	149,196	123,822
Total Vu1 Corporation's stockholders' deficit	(4,734,714)	(4,559,361)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' deficit	(4,830,769)	(4,655,416)
Total liabilities and stockholders' deficit	$264,923	$437,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$-	$7,816	$-	$7,816
Cost of revenue	-	47,357	-	47,357
Gross Profit	-	(39,541)	-	(39,541)

Operating expenses
Research and development	91,530	644,736	306,888	1,213,393
General and administrative	351,939	1,081,074	823,252	1,909,270
Marketing	161,109	360,992	450,843	544,874
Total operating expenses	604,578	2,086,802	1,580,983	3,667,537

Loss from operations	(604,578)	(2,126,343)	(1,580,983)	(3,707,078)

Other income (expense)
Interest income	11	26	19	72
Loss on conversion of debt	-	-	(292,387)	-
Interest expense	(318,416)	(24,076)	(625,731)	(24,697)
Derivative valuation gain	-	307,130	592,783	648,262

Total other income (expense)	(318,405)	283,080	(325,316)	623,637

Loss before provision for income taxes	(922,983)	(1,843,263)	(1,906,299)	(3,083,441)

Provision for income taxes	-	-	-	-

Net loss	$(922,983)	$(1,843,263)	$(1,906,299)	$(3,083,441)

Other comprehensive (loss) income:
Foreign currency translation adjustments	64,523	56,561	25,374	159,227

Comprehensive loss	$(858,460)	$(1,786,702)	$(1,880,925)	$(2,924,214)

Loss per share
Basic	$(0.16)	$(0.33)	$(0.33)	$(0.56)
Diluted	$(0.16)	$(0.33)	$(0.33)	$(0.56)
Weighted average shares outstanding
Basic	5,895,857	5,533,709	5,809,583	5,474,325
Diluted	5,895,857	5,533,709	5,809,583	5,474,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:

Net loss	$(1,906,299)	$(3,083,441)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation	678	51,405
Share-based compensation	208,468	615,691
Issuance of stock for services	-	247,500
Amortization of discount on long-term convertible notes	486,299	18,678
Amortization of loan costs	109,822	4,827
Derivative valuation gain	(592,783)	(648,262)
Loss on conversion of debt	292,387
Changes in assets and liabilities:
Inventory	-	(65,029)
Accounts receivable	3,616	(7,816)
Tax refund receivable	-	(25,126)
Prepaid expenses	(14,983)	(447,737)
Accounts payable	257,394	135,063
Accrued payroll	90,898	39,944
Net cash flows from operating activities	(1,064,503)	(3,164,303)

Cash flows from investing activities:
Purchases of equipment and construction in process	-	(2,691)
Deposits on building purchase	-	(223,200)
Net cash flows from investing activities	-	(225,891)

Cash flows from financing activities:
Proceeds from sales of common stock and warrants	1,058,468	2,336,901
Proceeds from issuance of convertible notes and warrants		3,500,000
Cash paid for loan costs		(298,500)
Payments on loan payable	-	(2,346)
Payments on capital lease obligations	-	(1,993)
Net cash flows from financing activities	1,058,468	5,534,062

Effect of exchange rate changes on cash	208	(12,957)

Net change in cash	(5,827)	2,130,911

Cash, beginning of period	10,992	119,619

Cash, end of period	$5,165	$2,250,530

Supplemental Cash Flow Information:
Cash paid for interest	$-	$1,192

Supplemental Noncash Investing and Financing Activities:
Conversion of bridge loan and interest to stock and warrants	$104,249	$-
Issuance of common stock and warrants for accounts payable	$42,000	$-

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

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and pilot manufacturing facility. On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic. In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use proceeds to satisfy the liabilities of Sendio. These liabilities have been recorded as a current liability on our balance sheet as of June 30, 2012 under the caption “Liabilities of Sendio.”

We have one inactive subsidiary, Telisar Corporation, a California corporation and 66.67% majority-owned subsidiary.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2011 in our Annual Report on Form 10-K. The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented. Operating results for the quarterly period ended June 30, 2012 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (CZK). The accounts of Sendio contained in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011 have been translated into United States dollars at the exchange rate prevailing as of those dates. Translation adjustments are included in “Accumulated Other Comprehensive Income,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying consolidated statements of operations for the six months ended June 30, 2012 and 2011 have been translated using the average exchange rates prevailing for the respective periods. Sendio recorded an aggregate of $0, ($8,051), $0 and ($11,583) of foreign currency transaction gain (loss) to general and administrative expense in the accompanying statements of operations for the three and six months ended June 30, 2012 and 2011, respectively.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2012 and December 31, 2011, we had no cash in excess of federally insured limits in effect as of those dates, respectively.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, payables and accrued liabilities, convertible debentures, and convertible loans payable. The fair value of our cash, receivables, payables and accrued liabilities and loans payable are carried at historical cost; their respective estimated fair values approximate their carrying values. The fair value of our convertible debentures is $3,803,507 at June 30, 2012 based on the present value of the future cash flows of the instrument.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the six months ended June 30, 2012 and 2011, research and development expenses were comprised primarily of technical consulting expenses, salaries and related benefits and overheads, rent, materials and operational costs related to the development of the production line.

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

The following potentially dilutive shares of common stock are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Warrants	1,232,626	921,963	1,232,626	921,963
Convertible debt	374,346	374,346	374,346	374,346
Stock options	591,181	474,811	591,181	474,811
Unvested stock	148,500	-	148,500	-

Total potentially dilutive securities	2,346,653	1,771,120	2,346,653	1,771,120

.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the six months ended June 30, 2012 we had no revenues, incurred a net loss of $1.9 million, and had negative cash flows from operations of $1.1 million. In addition, we had an accumulated deficit of $81.5 million at June 30, 2012. These factors raise substantial doubt about our ability to continue as a going concern.

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

During July, 2012 we raised gross proceeds of $99,000 in a private placement of stock and warrants to certain accredited investors. See Note 10, “Subsequent Events”.

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

Total rent expense was $8,782, $137,357, $8,782 and $258,182 for the three and six months ended June 30, 2012 and 2011, respectively.

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

• certain events of bankruptcy or insolvency of our company or any significant subsidiary. The lender has waived this event of default with respect to the insolvency of Sendio;

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

The carrying value at June 30, 2012 and December 31, 2011 of the convertible debentures is as follows:

	June 30, 2012	December 31, 2011
Face amount	$4,117,750	$4,117,750
Original issue discount	(314,243)	(465,072)
	3,803,507	3,652,678
Beneficial conversion feature and warrant allocation	(803,296)	(1,138,766)
Carrying value	$3,000,211	$2,513,912

The original issue discount of the convertible debentures is being amortized over their two-year life using the effective interest method.

Interest expense related to the convertible debentures is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Amortization of original issue discount	$76,176	$6,288	$150,828	$6,288
Amortization of beneficial conversion feature and warrant allocation	173,305	12,390	335,471	12,390
Amortization of loan costs	54,911	4,827	109,822	4,827
	$304,392	$23,505	$596,121	$23,505

NOTE 6 – CONVERTIBLE BRIDGE LOANS

In October and November 2011, we received $475,000 in gross proceeds from six existing stockholders in an interim bridge loan financing involving the issuance of 12% convertible promissory notes and warrants to purchase common stock.  Included in the proceeds was $50,000 received from Mark W. Weber, a member of our board of directors. Under the notes, the loans are due upon the earlier of (a) the closing of financing pursuant to which shares of common stock or other equity securities are issued by us for aggregate consideration of not less than $5,000,000, through the (i) conversion of the note, including accrued interest, or (ii) at the lender’s option, repayment of the note, or (b) in any event, two years after the issuance of the note. The number of shares of common stock issuable upon conversion of the note will be based on a conversion price equal to a 15% discount to the price obtained in any round of equity financing. In the event we fail to repay the promissory notes on or before November 30, 2011, the note’s interest rate will be increased to 15% per annum. We did not repay the promissory notes prior to that date, and the interest rate was increased to 15% per annum. Total interest expense related to the loans for the three an six months ended June 30, 2012 and 2011 was $14,024, $0, $29,610 and $0, respectively.

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

On February 7, 2012 a loan totaling $104,249 (including accrued interest of $4,249) was converted into 29,786 units in our private placement offering as discussed in Note 8. Accordingly, we issued 29,786 shares of our common stock, three year warrants to purchase 29,786 shares of our common stock at an exercise price of $3.75 per share and three year warrants to purchase 32,857 shares of our common stock at an exercise price of $11.00 per share. The fair value of the common stock was $171,269 based on the market price of our common stock on the date of conversion of $5.75. The fair value of the three year warrants to purchase 29,786 shares of our common stock at an exercise price of $3.75 per share was $121,556 and fair value of the three year warrants to purchase 32,857 shares of our common stock at an exercise price of $11.00 per share was $103,811. We recognized a loss on debt conversion for the six months ended June 30, 2012 in the amount of $292,387.

The fair value of the warrants was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.82%, volatility – 103.6%, and an expected dividend rate of 0%.

Total principal payments for future years for the Convertible Bridge Loans and the Convertible Debentures described in Note 5 are as follows as of June 30, 2012:

June 30, 2012
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

The following table summarizes the components of changes in our derivative warrant liabilities during the three and six months ended June 30, 2012 and 2011:

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Beginning balance	$-	$1,749,516	$592,783	$-
Derivative recognized upon issuance	-		-	2,090,648
Fair value changes due to repricing, included in income	-	39,503	46,444	39,503
Unrealized fair value changes, included in income	-	(346,633)	(639,227)	(687,765)
Ending balance	$-	$1,442,386	$-	$1,442,386

The Company uses the Black-Scholes option valuation model to measure the fair value of the warrants, and based on the following assumptions, a summary of the fair values are as follows:

	January 24, 2012	June 30, 2012
Trading market price	$4.15	$9.40
Expected life (years)	4.04	4.86
Equivalent volatility	81.0%	99.5%
Expected dividend rate	0.00%	0.00%
Risk-free interest rate	0.66%	2.24%

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

Our Amended and Restated Articles of Incorporation allow us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine. No preferred shares are currently issued and outstanding.

Common Stock

Unit Offering

From January 24 to June 30, 2012 we sold 344,207 units at a subscription price of $3.50 per unit for net proceeds of $1,204,717 in our unit private placement. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $3.75 per share. A total of 344,207 shares of common stock and warrants to purchase 344,207 shares of common stock at an exercise price of $3.75 were issued. Included in these amounts are 12,000 shares of our common stock and 12,000 warrants issued upon the conversion of $42,000 in accounts payable to a vendor and 29,786 shares of our common stock and 29,786 warrants issued upon the conversion of a loan totaling $104,249 (including accrued interest of $4,249). Also included in these amounts is $105,000 and $15,000 received from two of our board members.

The net proceeds were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance. The allocated fair value of the warrants was $572,107 and the balance of the proceeds of $632,610 was allocated to the common stock.

The fair value of the warrants issued in our unit private placement was calculated using the Black-Scholes option valuation model with the following assumptions:

Closing market price of common stock	$3.08 to $6.00
Estimated volatility	81.0% to 103.6%
Risk free interest rate	0.38% to 0.56%
Expected divident rate	-
Expected life	3 years

Issuances of common stock

During the six months ended June 30, 2012 we issued 344,207 shares of common stock in our unit offering described above.

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

Stock issuances

On June 1, 2012 we issued a total of 148,500 shares of restricted common stock to the six non-executive board members for service on the board of directors. The shares had a fair value of $504,900 based on the closing market price of $3.40 on the date of issuance. The shares vest on June 1, 2013. We recognized a total of $40,115 of compensation expense as general and administrative expenses for the three and six months ended June 30, 2012.

At June 30, 2012, there are 148,500 shares of unvested restricted stock representing $464,785 of unrecognized compensation expense of which we anticipate $254,528 will be recognized through December 31, 2012 and $210,257 will be recognized through the vesting date of June 1, 2013, respectively.

On July 28, 2011, Bill K. Hamlin, then a member of our board of directors, was appointed to the positions of President and Chief Operating Officer of Vu1. As part of his employment agreement, Mr. Hamlin agreed to convert $105,000 of his annual salary into 13,125 shares of our common stock at a conversion price of $8.00 per share, based on the closing market price of our common stock on the first day of his employment. These shares will vest in twelve equal monthly installments over the term of his employment agreement. Mr. Hamlin resigned his position as President and Chief Operating Officer effective May 11, 2012. We recognized a total of $11,762 and $37,869 of compensation expense relative to the 1,471 and 4,735 shares of common stock that vested for the three and six months ended June 30, 2012. A total of 2,795 shares of common stock were forfeited.

Option issuances

No options were issued during the six months ended June 30, 2012.

We recognized compensation expense of $51,337, $159,989, $130,484 and $568,021 related to the vested portion of stock options based on their estimated grant date fair value as sales and marketing expense, research and development expense or general and administrative expense based on the specific recipient of the award for the three and six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012, we have unrecognized compensation expense related to stock options of $17,393, of which we anticipate $3,865 will be recognized through December 31, 2012 and $7,730 and $5,798 will be recognized in 2013 and 2014, respectively.

Warrants

During the six months ended June 30, 2012 we issued three year warrants at an exercise price of $3.75 per share to purchase 344,207 shares of common stock in our unit offering described above. On February 7, 2012 we issued three year warrants at an exercise price of $11.00 per share to purchase 32,857 shares of common stock to an investor upon the conversion of a convertible bridge note as described in Note 6.

On January 24, 2012, the exercise price of the warrants to purchase 262,750 shares of common stock issued in conjunction with our February 9, 2011 private placement was reduced from $11.00 per share to $9.00 per share as a result of the issuance of the common stock and warrants in our unit private placement describe above.

During the six months ended June 30, 2012 warrants to purchase a total of 66,401 shares of common stock with an exercise price of $15.00 expired unexercised.

A summary of our outstanding warrants at June 30, 2012 is as follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$3.75	344,207	2.7	344,207
$7.60	3,750	0.8	3,750
$9.00	262,750	3.6	262,750
$11.00	32,857	2.6	32,857
$13.00	213,380	4.0	213,380
$15.00	332,087	0.7	332,087
$20.00	43,595	0.5	43,595
	1,232,626	2.5	1,232,626

NOTE 9 – RELATED PARTY TRANSACTIONS

In September 2010, we entered into an agreement with Integrated Sales Solutions II, LLC (“ISS”) to enhance our capabilities in designing and establishing sales strategy and distribution channels with retail, electrical utilities, electrical distributors and government agencies. In April 2011, we entered into an agreement with Hamlin Consulting, LLC to advise and assist us in defining logistics, warehousing, finished good requirements, distribution, packaging, merchandising and support for our ESL bulbs. ISS and Hamlin Consulting are owned by Bill K. Hamlin, a former director of our company and our former President and Chief Operating Officer. We have paid $13,268 to ISS and $45,000 to Hamlin Consulting during the six months ended June 30, 2012.

During the six months ended June 30, 2012 we paid consulting fees of $75,000 to SAM Advisors, LLC for services rendered to the Company. SAM Advisors LLC is owned by William B. Smith, our Chairman.

Two of our board members invested $105,000 and $15,000 in our unit private placement as discussed in Note 8.

During the six months ended June 30, 2012 we paid fees of $22,382 to Duncan Troy for services rendered as the managing director of Sendio. Mr. Troy is a member of our board of directors.

NOTE 10 – SUBSEQUENT EVENTS

From July 3 to July 25, 2012 we sold 25,429 units at a subscription price of $3.50 per unit for net proceeds of $99,000 in our unit private placement. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $3.75 per share. A total of 25,429 shares of common stock and three-year warrants to purchase 25,000 shares of common stock at an exercise price of $3.75 were issued.

Effective July 24, 2012 we issued 59,000 shares of our restricted common stock valued at $142,780 based on the closing market price for our common stock of $2.42 per share pursuant to an agreement with a vendor for investor relations services.

On July 31, 2012 our Board of Directors and our Chief Executive Officer and Chairman, William B. Smith agreed that Mr. Smith’s monthly fee of $12,500 payable to SAM Advisors, LLC will be converted to restricted common stock each month based on the closing market price of our common stock on the last business day of each month commencing August 1, 2012.

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

Our efforts are presently focused on this initial product, the R30 size light for recessed fixtures.  We are currently supporting initial production of this light and are continuing to enhance our manufacturing capabilities through an outsourcing arrangement in China. Vu1 entered into consulting arrangements with a select group of former Sendio engineers, who are working with our outsourced manufacturing vendor.  The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our products on a large scale commercial basis, market acceptance of the products and other factors.  During the first half of 2012, we had no revenues.  During the year ended December 31, 2011, we recognized revenue of approximately $8,000 from initial sales of our R30 reflector light.

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

Our emphasis on the development of our planned products, the additional manufacturing processes required by our product manufacturer, the distribution, marketing and branding of products and the development of sales channels relating to our lighting products will command management’s primary attention during the next 12 months.  It will also comprise the primary use of our financial resources. In 2012, our success will depend on our ability to secure additional funding, reach commercial manufacturing levels for our R30, R40 and A19 lights, generate market awareness and acceptance of our current and planned lighting products, protect our technology through patents and trade secrets, and develop our planned products to meet industry standards.  If we are unable for technological, financial, competitive or other reasons to successfully take these steps, our business and operations will be adversely affected.

Our cash as of June 30, 2012 is not sufficient to support our operations through fiscal 2012 and it will be necessary for us to seek additional financing. See “Liquidity and Capital Resources” below.

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2012 and 2011

Revenues

We recognized no revenues for the three months ended June 30, 2012. We recognized revenues of $8,000 for the three months ended June 30, 2011 from initial sales of our R30 light bulb.

Research and Development Expenses

For the three months ended June 30, 2012 and 2011, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs. Research and development expenditures for the three months ended June 30, 2012 were comprised of technical consulting expenses, material and travel. For the three months ended June 30, 2011, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research and manufacturing development related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $553,000 to $92,000 for the three months ended June 30, 2012 compared to $645,000 for the three months ended June 30, 2011. The decrease was primarily related to the expenses of Sendio as their operations were ceased during the three months ended March 31, 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 and 2011 were comprised of share-based compensation expenses, salaries, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses decreased by approximately $729,000 to $352,000 for the three months ended June 30, 2012 compared to $1,081,000 for the three months ended June 30, 2011. Non-cash charges related to share-based compensation expenses decreased $234,000 to $91,000 relating primarily to stock options issued to our former chief executive officer and directors for the three months ended June 30, 2012 compared to $324,000 for the three months ended June 30, 2011. The decrease was also related to the decrease of $292,000 for the expenses of Sendio as their operations were ceased during the three months ended June 30, 2012. The remainder of the decrease is due to lower levels of operations during the three months ended June 30, 2012.

Marketing Expenses

Marketing expenses for the three months ended June 30, 2012 and 2011 were comprised of consulting fees, share-based compensation expenses and office related expenses. Marketing expenses decreased by approximately $200,000 to $161,000 for the three months ended June 30, 2012 compared to $361,000 for the three months ended June 30, 2011. Non-cash charges related to share-based compensation expenses decreased $101,000 to $12,000 relating primarily to stock options issued to our former Chief Operating Officer compared to $113,000 for the three months ended June 30, 2011. The remaining decrease was due primarily to decreases in salaries and attendant costs, consulting fees related to public relations and investor relations and channel development for the three months ended June 30, 2012.

Other Income and Expense

Other income and expense for the three months ended June 30, 2012 was comprised of interest income and interest expense. Other income and expense for the three months ended June 30, 2011 also included derivative valuation gain. Interest income was $11 for the three months ended June 30, 2012 compared to $26 for the three months ended June 30, 2011. The decrease was due to lower average cash balances.

Interest expense for the three months ended June 30, 2012 increased $294,000 to $318,000 compared to $24,000 for the three months ended June 30, 2011. Interest expense for the three months ended June 30, 2012 and 2011 included the amortization related to the original issue discount, beneficial conversion feature, and loan costs for the convertible debentures as discussed in Note 5. Interest expense for the three months ended June 30, 2012 also included the interest for convertible bridge loans as discussed in Note 6. Interest expense for the three months ended June 30, 2011 also included interest expense related to Sendio’s loan and capital lease obligations.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $0 and $307,000 during the three months ended June 30, 2012 and 2011, respectively and are related to the derivative warrant liability as discussed in Note 7.

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

Comparison of Results for the Six Months Ended June 30, 2012 and 2011

Revenues

We recognized no revenues for the six months ended June 30, 2012. We recognized revenues of $8,000 for the three months ended June 30, 2011 from initial sales of our R30 light bulb.

Research and Development Expenses

For the six months ended June 30, 2012 and 2011, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs. Research and development expenditures for the six months ended June 30, 2012 were comprised of technical consulting expenses, material and travel. For the six months ended June 30, 2011, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research and manufacturing development related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $906,000 to $307,000 for the six months ended June 30, 2012 compared to $1,213,000 for the six months ended June 30, 2011. The decrease was primarily related to the expenses of Sendio as their operations were ceased during the three months ended March 31, 2012.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 and 2011 were comprised of share-based compensation expenses, salaries, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses decreased by approximately $1,086,000 to $823,000 for the six months ended June 30, 2012 compared to $1,909,000 for the six months ended June 30, 2011. Non-cash charges related to share-based compensation expenses decreased $608,000 to $143,000 relating primarily to stock options issued to our former chief executive officer and directors for the six months ended June 30, 2012 compared to $751,000 for the six months ended June 30, 2011. The decrease was also related to the decrease of $532,000 for the expenses of Sendio as their operations were ceased during the six months ended March 31, 2012. The remainder of the decrease is due to lower levels of operations during the six months ended June 30, 2012.

Marketing Expenses

Marketing expenses for the six months ended June 30, 2012 and 2011 were comprised of consulting fees, share-based compensation expenses and office related expenses. Marketing expenses decreased by approximately $94,000 to $451,000 for the six months ended June 30, 2012 compared to $545,000 for the six months ended June 30, 2011. Non-cash charges related to share-based compensation expenses decreased $47,000 to $66,000 relating primarily to stock options issued to our former Chief Operating Officer compared to $113,000 for the six months ended June 30, 2011. The remaining decrease was due primarily to decreases in salaries and attendant costs, consulting fees related to public relations and investor relations and channel development for the six months ended June 30, 2012.

Other Income and Expense

Other income and expense for the six months ended June 30, 2012 and 2011 was comprised of interest income, interest expense, derivative valuation gain. Other income and expense for the six months ended June 30, 2012 also included loss on conversion of the convertible bridge note. Interest income was $19 for the six months ended June 30, 2012 compared to $72 for the six months ended June 30, 2011. The decrease was due to lower average cash balances.

Interest expense for the six months ended June 30, 2012 increased $601,000 to $626,000 compared to $25,000 for the six months ended June 30, 2011. Interest expense for the six months ended June 30, 2012 and 2011 included the amortization related to the original issue discount, beneficial conversion feature, and loan costs for the convertible debentures as discussed in Note 5. Interest expense for the six months ended June 30, 2012 also included the interest for convertible bridge loans as discussed in Note 6. Interest expense for the six months ended June 30, 2011 also included interest expense related to Sendio’s loan and capital lease obligations.

Loss on debt conversion for the six months ended June 30, 2012 was $292,000 and results from the conversion of the convertible bridge note as discussed in Note 6. There was no comparable prior year amount.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $593,000 and $648,000 during the six months ended June 30, 2012 and 2011, respectively and are related to the derivative warrant liability as discussed in Note 7.

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

Liquidity and Capital Resources

We had cash of $5,000 and $4,117,750 of short-term debt, exclusive of discount as of June 30, 2012.

From July 3 to July 25, 2012 we sold 25,429 units at a subscription price of $3.50 per unit for net proceeds of $99,000 in our unit private placement. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $3.75 per share.

We do not anticipate that our existing cash will be sufficient to fund our operations and anticipated capital expenditures for the next twelve months. We anticipate that, with our cash on hand and the proceeds from the private placement described above, we will be able to fund our operations through August, 2012.

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

Contractual Obligations

We have no contractual payment obligations for operating leases as of June 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2012.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 1, 2012 we issued a total of 148,500 shares of restricted common stock to the six non-executive board members for service on the board of directors.

From April 1, 2012 to June 30, 2012 we sold 41,143 units at a subscription price of $3.50 per unit for net proceeds of $144,000 in our unit private placement. Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $3.75 per share. A total of 41,143 shares of common stock and warrants to purchase 41,143 shares of common stock at an exercise price of $3.75 were issued.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of William B. Smith., Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries, Chief Financial Officer
32.1	Certification of William B. Smith, Chief Executive Officer, and Matthew DeVries, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VU1 CORPORATION (Registrant)

Dated: August 14, 2012

By:	/s/ William B. Smith
William B. Smith Chief Executive Officer (Principal Executive Officer)

By:	/s/ Matthew DeVries
Matthew DeVries Chief Financial Officer (Principal Financial and Accounting Officer)

