Form 10-Q
period 2012-09-30
Vu1 CORP
filed 2012-11-14
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

On November 1, 2012, there were 6,238,531 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page Number
PART I Financial Information

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of September 30, 2012 and December 31, 2011	1
Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2012 and 2011	2
Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	3
Notes to Condensed Consolidated Financial Statements	4

ITEM 4. Controls and Procedures	20

PART II Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 6. Exhibits	21

Signatures	22

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

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
ASSETS	2012	2011
Current assets
Cash	$338	$10,992
Accounts receivable	-	3,616
Tax refund receivable	-	57,089
Prepaid expenses	43,274	38,948

Total current assets	43,612	110,645

Non-current assets
Equipment, net of accumulated depreciation of $22,761 and $318,424, respectively	825	1,740
Loan costs	159,907	325,244
Total assets	$204,344	$437,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,190,633	$1,012,186
Accrued payroll	192,725	475,176
Capital lease obligation, current portion	-	5,624
Convertible debentures, net of discount of $851,709 and $0, respectively	3,266,041	-
Liabilities of Sendio	555,454	-
Total current liabilities	5,204,853	1,492,986
Long-term liabilities
Convertible debentures, net of discount of $0 and $1,603,838, respectively	-	2,513,912
Convertible bridge loans	309,000	489,250
Derivative warrant liability	-	592,783
Capital lease obligation, net of current portion	-	4,114
Total liabilities	5,513,853	5,093,045

Stockholders' deficit
Vu1 Corporation's stockholders' deficit
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 90,000,000 shares authorized; 6,070,031 and 5,568,253 shares issued and outstanding, respectively	77,299,019	74,898,008
Accumulated deficit	(82,661,669)	(79,581,191)
Accumulated other comprehensive income	149,196	123,822
Total Vu1 Corporation's stockholders' deficit	(5,213,454)	(4,559,361)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' deficit	(5,309,509)	(4,655,416)
Total liabilities and stockholders' deficit	$204,344	$437,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$-	$-	$-	$7,816
Cost of revenue	-	-	-	47,357
Gross Profit	-	-	-	(39,541)

Operating expenses
Research and development	203,556	1,641,288	510,444	2,854,681
General and administrative	347,025	808,014	1,170,277	2,717,284
Marketing	228,329	216,398	679,172	761,272
Total operating expenses	778,910	2,665,700	2,359,893	6,333,237

Loss from operations	(778,910)	(2,665,700)	(2,359,893)	(6,372,778)

Other income (expense)
Interest income	-	103	19	175
Loss on conversion of debt	(60,774)	-	(353,161)	-
Interest expense	(334,495)	(271,839)	(960,226)	(296,536)
Derivative valuation gain	-	542,227	592,783	1,190,489

Total other income (expense)	(395,269)	270,491	(720,585)	894,128

Loss before provision for income taxes	(1,174,179)	(2,395,209)	(3,080,478)	(5,478,650)

Provision for income taxes	-	-	-	-

Net loss	$(1,174,179)	$(2,395,209)	$(3,080,478)	$(5,478,650)

Other comprehensive (loss) income:
Foreign currency translation adjustments	-	(146,592)	25,374	12,635

Comprehensive loss	$(1,174,179)	$(2,541,801)	$(3,055,104)	$(5,466,015)

Loss per share
Basic	$(0.20)	$(0.43)	$(0.52)	$(1.00)
Diluted	$(0.20)	$(0.43)	$(0.52)	$(1.00)
Weighted average shares outstanding
Basic	5,987,970	5,563,851	5,869,930	5,504,495
Diluted	5,987,970	5,563,851	5,869,930	5,504,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:

Net loss	$(3,080,478)	$(5,478,650)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	915	74,048
Share-based compensation	411,651	919,520
Issuance of stock for services	-	313,531
Amortization of discount on long-term convertible notes	752,129	234,476
Amortization of loan costs	165,337	60,342
Derivative valuation gain	(592,783)	(1,190,489)
Loss on conversion of debt	353,161	-
Changes in assets and liabilities:
Inventory	-	(102,405)
Accounts receivable	3,616	(7,816)
Tax refund receivable	-	(55,269)
Prepaid expenses	(14,983)	(94,475)
Accounts payable	498,907	153,911
Accrued payroll	90,898	(6,843)
Net cash flows from operating activities	(1,411,630)	(5,180,119)

Cash flows from investing activities:
Purchases of equipment and construction in process	-	(18,826)
Deposits on building purchase	-	(247,622)
Net cash flows from investing activities	-	(266,448)

Cash flows from financing activities:
Proceeds from sales of common stock and warrants	1,400,768	2,336,901
Proceeds from issuance of convertible notes and warrants	-	3,500,000
Cash paid for loan costs	-	(298,500)
Payments on loan payable	-	(2,350)
Payments on capital lease obligations	-	(2,989)
Net cash flows from financing activities	1,400,768	5,533,062

Effect of exchange rate changes on cash	208	(23,631)

Net change in cash	(10,654)	62,864

Cash, beginning of period	10,992	119,619

Cash, end of period	$338	$182,483

Supplemental Cash Flow Information:
Cash paid for interest	$-	$1,718

Supplemental Noncash Investing and Financing Activities:
Conversion of bridge loan and interest to stock and warrants	$193,431	$-
Issuance of common stock and warrants for accounts payable	$42,000	$-

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

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and pilot manufacturing facility. On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic.  In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use proceeds to satisfy the liabilities of Sendio.  These liabilities have been recorded as a current liability on our balance sheet as of September 30, 2012 under the caption “Liabilities of Sendio.”

We have one inactive subsidiary, Telisar Corporation, a California corporation and 66.67% majority-owned subsidiary.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2011 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the quarterly period ended September 30, 2012 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (CZK).  The accounts of Sendio contained in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011 have been translated into United States dollars at the exchange rate prevailing as of those dates. Translation adjustments are included in “Accumulated Other Comprehensive Income,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying consolidated statements of operations for the nine months ended September 30, 2012 and 2011 have been translated using the average exchange rates prevailing for the respective periods.  Sendio recorded an aggregate of $0, $3,678, $0 and ($7,905) of foreign currency transaction gain (loss) to general and administrative expense in the accompanying statements of operations for the three and nine months ended September 30, 2012 and 2011, respectively.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2012 and December 31, 2011, we had no cash in excess of federally insured limits in effect as of those dates, respectively.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, payables and accrued liabilities, convertible debentures, and convertible loans payable. The fair value of our cash, receivables, payables and accrued liabilities and loans payable are carried at historical cost; their respective estimated fair values approximate their carrying values.  The fair value of our convertible debentures is $3,882,096 at September 30, 2012 based on the present value of the future cash flows of the instrument.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the nine months ended September 30, 2012 and 2011, research and development expenses were comprised primarily of technical consulting expenses, salaries and related benefits and overheads, rent, materials and operational costs related to the development of the production line.

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

The following potentially dilutive shares of common stock are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Warrants	1,366,108	921,963	1,366,108	921,963
Convertible debt	374,346	374,346	374,346	374,346
Stock options	591,181	591,181	591,181	591,181
Unvested stock	168,500	10,833	168,500	10,833

Total potentially dilutive securities	2,500,135	1,898,323	2,500,135	1,898,323

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the nine months ended September 30, 2012 we had no revenues, incurred a net loss of $3.1 million, and had negative cash flows from operations of $1.4 million. In addition, we had an accumulated deficit of $82.7 million at September 30, 2012. These factors raise substantial doubt about our ability to continue as a going concern.

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

Total rent expense was $0, $155,614, $8,782 and $413,796 for the three and nine months ended September 30, 2012 and 2011, respectively.

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

Pursuant to a Registration Rights Agreement, dated as of June 16, 2011, with the investors, we agreed to file a shelf registration statement covering the resale of the shares of common stock issuable upon the conversion of the convertible debentures and exercise of the warrants within 30 days after the closing, use our best efforts to cause the shelf registration statement to be declared effective within 90 days after the closing (or 120 days in the event of a “full review” by the SEC), and keep the shelf registration statement effective until the underlying shares have been sold or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on July 15, 2011 and it was declared effective on July 26, 2011.  We evaluated any liability under the registration rights agreement at September 30, 2012 and determined no accrual was necessary.

The carrying value at September 30, 2012 and December 31, 2011 of the convertible debentures is as follows:

	September 30, 2012	December 31, 2011
Face amount	$4,117,750	$4,117,750
Original issue discount	(235,655)	(465,072)
	3,882,095	3,652,678
Beneficial conversion feature and warrant allocation	(616,054)	(1,138,766)
Carrying value	$3,266,041	$2,513,912

The original issue discount of the convertible debentures is being amortized over their two-year life using the effective interest method.

Interest expense related to the convertible debentures is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Amortization of original issue discount	$78,588	$6,288	$229,416	$6,288
Amortization of beneficial conversion feature and warrant allocation	187,242	12,390	522,713	12,390
Amortization of loan costs	55,515	4,827	165,337	4,827
	$321,345	$23,505	$917,466	$23,505

NOTE 6 – CONVERTIBLE BRIDGE LOANS

In October and November 2011, we received $475,000 in gross proceeds from six existing stockholders in an interim convertible bridge loan financing involving the issuance of 12% convertible promissory notes and warrants to purchase common stock.  Included in the proceeds was $50,000 received from Mark W. Weber, a member of our board of directors.  Under the notes, the loans are due upon the earlier of (a) the closing of financing pursuant to which shares of common stock or other equity securities are issued by us for aggregate consideration of not less than $5,000,000, through the (i) conversion of the note, including accrued interest, or (ii) at the lender’s option, repayment of the note, or (b) in any event, two years after the issuance of the note.  The number of shares of common stock issuable upon conversion of the note will be based on a conversion price equal to a 15% discount to the price obtained in any round of equity financing.  In the event we fail to repay the promissory notes on or before November 30, 2011, the note’s interest rate will be increased to 15% per annum.  We did not repay the promissory notes prior to that date, and the interest rate was increased to 15% per annum.  Total interest expense related to the loans for the three an nine months ended September 30, 2012 and 2011 was $13,151, $0, $42,760 and $0, respectively.

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

During the nine months ended September 30, 2012, three of the convertible bridge loans totaling $193,431 (including accrued interest and loan fees of $18,431) were converted into 55,267 units in our private placement offering as discussed in Note 8.  Accordingly, we issued 55,267 shares of our common stock, three year warrants to purchase 55,267 shares of our common stock at an exercise price of $3.75 per share and three year warrants to purchase 57,500 shares of our common stock at an exercise price of $11.00 per share.  The fair value of the common stock was $230,540 based on the market prices of our common stock on the respective dates of conversion ranging from $2.11 to $5.75 per share.  The fair value of the three year warrants to purchase 55,267 shares of our common stock at an exercise price of $3.75 per share was $171,023 and fair value of the three year warrants to purchase 57,500 shares of our common stock at an exercise price of $11.00 per share was $145,029.  We recognized a loss on debt conversion for the nine months ended September 30, 2012 in the amount of $353,161.  One of the convertible bridge loans converted was held by Mark Weber, a member of our board of directors, who converted a loan totaling $57,385 (including $7,385 of accrued interest and loan fees) into 16,396 shares of our common stock, three year warrants to purchase 16,396 shares of our common stock at an exercise price of $3.75 per share and three year warrants to purchase 16,429 shares of our common stock at an exercise price of $11.00 per share.

The fair value of the warrants issued upon the conversion was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.31% to 0.82%, volatility – 103.6% to 198.4%, and an expected dividend rate of 0%.

Total principal payments for future years for the Convertible Bridge Loans and the Convertible Debentures described in Note 5 are as follows as of September 30, 2012:

September 30, 2012
2012	$-
2013	4,426,750
$4,426,750

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

The following table summarizes the components of changes in our derivative warrant liabilities during the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$-	$1,442,386	$592,783	$-
Derivative recognized upon issuance	-		-	2,090,648
Fair value changes due to repricing, included in income	-	-	46,444	39,503
Unrealized fair value changes, included in income	-	(502,724)	(639,227)	(1,190,489)
Total unrealized gain, included in income	-	(502,724)	(592,783)	(1,150,986)
Ending balance	$-	$939,662	$-	$939,662

The Company uses the Black-Scholes option valuation model to measure the fair value of the warrants, and based on the following assumptions, a summary of the fair values are as follows:

	January 24, 2012	September 30, 2012
Trading market price	$4.15	$9.40
Expected life (years)	4.04	4.86
Equivalent volatility	81.0%	99.5%
Expected dividend rate	0.00%	0.00%
Risk-free interest rate	0.66%	2.24%

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

Common Stock

Unit Offering

From January 24 to September 30, 2012 we sold 467,489 units at a subscription price of $3.50 per unit for proceeds of $1,636,199 in our unit private placement.  Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $3.75 per share.  A total of 467,489 shares of common stock and warrants to purchase 467,489 shares of common stock at an exercise price of $3.75 were issued.  Included in these amounts are 12,000 shares of our common stock and 12,000 warrants issued upon the conversion of $42,000 in accounts payable to a vendor and 55,267 shares of our common stock and 55,267 warrants issued upon the conversion of loans totaling $193,431 (including accrued interest and loan fees of $18,431).  Also included in these amounts is cash investment of $105,000 and $15,000 received from two of our board members.

The net proceeds were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The allocated fair value of the warrants was $721,896 and the balance of the proceeds of $914,303 was allocated to the common stock.

The fair value of the warrants issued in our unit private placement was calculated using the Black-Scholes option valuation model with the following assumptions:

Closing market price of common stock	$2.10 to $6.00
Estimated volatility	81.0% to 307.9%
Risk free interest rate	0.28% to 0.56%
Expected dividend rate	-
Expected life	3 years

Issuances of common stock

During the nine months ended September 30, 2012 we issued 467,489 shares of common stock in our unit offering described above.

On September 11, 2012 we issued 12,500 shares of common stock with a fair value of $30,625 based on the closing market price as of that date to a vendor for services.  We recognized this as marketing expense in the accompanying statements of operations for the three and nine months ended September 30, 2012.

Effective July 24, 2012 we issued 59,000 shares of our restricted common stock valued at $142,780 based on the closing market price for our common stock of $2.42 per share pursuant to an agreement with a vendor for investor relations services.  Effective August 31, 2012, we terminated the contract pursuant to its terms and cancelled the issuance of 52,858 shares.  Accordingly, we recognized the fair value of the 6,142 shares of $14,864 as marketing expense in the accompanying statements of operations for the three and nine months ended September 30, 2012.

On August 31, 2012 we issued 5,230 shares of common stock with a fair value of $12,500 to SAM Advisors, LLC and on September 30, 2012 we issued 5,682 shares of common stock with a fair value of $12,500 to SAM Advisors, LLC. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, Inc. is an entity controlled by William B. Smith, our chairman and chief executive officer.

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

Stock issuances

On June 1, 2012 we granted a total of 148,500 shares of restricted common stock to the six non-executive board members for service on the board of directors.  The shares had a fair value of $504,900 based on the closing market price of $3.40 on the date of grant.  The shares vest on June 1, 2013.

On August 17, 2012 we granted 20,000 shares of restricted common stock to an officer for service.  The shares had a fair value of $44,800 based on the closing market price of $2.24 on the date of grant.  The shares vest on August 17, 2013.

We recognized a total of $132,665 and $172,780 of compensation expense as general and administrative expenses for the three and nine months ended September 30, 2012.

At September 30, 2012, there are 168,500 shares of unvested restricted stock representing $376,920 of unrecognized compensation expense of which we anticipate $138,556 will be recognized through December 31, 2012 and $238,364 will be recognized through the vesting dates in 2013, respectively.

On July 28, 2011, Bill K. Hamlin, then a member of our board of directors, was appointed to the positions of President and Chief Operating Officer of Vu1.  As part of his employment agreement, Mr. Hamlin agreed to convert $105,000 of his annual salary into 13,125 shares of our common stock at a conversion price of $8.00 per share, based on the closing market price of our common stock on the first day of his employment.  These shares will vest in twelve equal monthly installments over the term of his employment agreement.  Mr. Hamlin resigned his position as President and Chief Operating Officer effective May 11, 2012.  We recognized a total of $0 and $37,869 of compensation expense relative to the 0 and 4,735 shares of common stock that vested for the three and nine months ended September 30, 2012.  A total of 2,795 shares of common stock were forfeited.

Option issuances

No options were issued during the nine months ended September 30, 2012.

We recognized compensation expense of $1,933, $351,499, $132,417 and $919,520 related to the vested portion of stock options based on their estimated grant date fair value as marketing expense, research and development expense or general and administrative expense based on the specific recipient of the award for the three and nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012, we have unrecognized compensation expense related to stock options of $15,460, of which we anticipate $1,932 will be recognized through December 31, 2012 and $7,730 and $5,798 will be recognized in 2013 and 2014, respectively.

Warrants

During the nine months ended September 30, 2012 we issued three year warrants at an exercise price of $3.75 per share to purchase 467,489 shares of common stock in our unit offering described above.

Also during the nine months ended September 30, 2012 we issued three year warrants at an exercise price of $11.00 per share to purchase 57,500 shares of common stock to three investors upon the conversion of a convertible bridge notes as described in Note 6.

On January 24, 2012, the exercise price of the warrants to purchase 262,750 shares of common stock issued in conjunction with our February 9, 2011 private placement was reduced from $11.00 per share to $9.00 per share as a result of the issuance of the common stock and warrants in our unit private placement describe above.

During the nine months ended September 30, 2012 warrants to purchase a total of 78,758 shares of common stock with an exercise price of $15.00 expired unexercised.

A summary of our outstanding warrants at September 30, 2012 is as follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$3.75	465,403	2.5	465,403
$7.60	3,750	0.6	3,750
$9.00	262,750	3.4	262,750
$11.00	57,500	2.6	57,500
$13.00	213,380	3.7	213,380
$15.00	319,730	0.5	319,730
$20.00	43,595	0.2	43,595
	1,366,108	2.3	1,366,108

NOTE 9 – RELATED PARTY TRANSACTIONS

In September 2010, we entered into an agreement with Integrated Sales Solutions II, LLC (“ISS”) to enhance our capabilities in designing and establishing sales strategy and distribution channels with retail, electrical utilities, electrical distributors and government agencies. In April 2011, we entered into an agreement with Hamlin Consulting, LLC to advise and assist us in defining logistics, warehousing, finished good requirements, distribution, packaging, merchandising and support for our ESL bulbs. ISS and Hamlin Consulting are owned by Bill K. Hamlin, a former director of our company and our former President and Chief Operating Officer. We have paid $13,268 to ISS and $45,000 to Hamlin Consulting during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012 we paid consulting fees of $87,500 to SAM Advisors, LLC for services rendered to the Company. In addition, On August 31, 2012 we issued 5,230 shares of common stock with a fair value of $12,500 to SAM Advisors, LLC and on September 30, 2012 we issued 5,682 shares of common stock with a fair value of $12,500 to SAM Advisors, LLC. SAM Advisors LLC is owned by William B. Smith, our Chairman and chief executive officer.

Two of our board members invested $105,000 and $15,000 in our unit private placement as discussed in Note 8.

One of our board members converted a loan totaling $57,385 (including $7,385 of accrued interest and loan fees) into 16,396 shares of our common stock, three year warrants to purchase 16,396 shares of our common stock at an exercise price of $3.75 per share and three year warrants to purchase 16,429 shares of our common stock at an exercise price of $11.00 per share as discussed in Note 6.

During the nine months ended September 30, 2012 we paid fees of $22,382 to Duncan Troy for services rendered as the managing director of Sendio.  Mr. Troy is a member of our board of directors.

NOTE 10 – SUBSEQUENT EVENTS

On October 10, 2012 the board of directors reset the exercise price of the $3.75 per share warrants issued pursuant to the Unit Offering described in Note 6 from $3.75 per share to $2.00 per share. All other terms and conditions of the warrants remain unchanged. As of October 10, 2012 there were an aggregate of 467,489 warrants outstanding under the Unit Offering.  Included in the total are 50,682 warrants owned by two members of our board of directors.

The Company recognized the difference between the fair value of the warrants immediately before the reset and the fair value of the warrants immediately after the reset as a loss of $133,940 on the date of the reset.

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

Our efforts are presently focused on this initial product, the R30 size light for recessed fixtures.  We are currently supporting initial production of this light and are continuing to enhance our manufacturing capabilities through an outsourcing arrangement in China. Vu1 entered into consulting arrangements with a group of former Sendio engineers, who work with our outsourced manufacturing vendor.  The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our products on a large scale commercial basis, market acceptance of the products and other factors.  During the nine months ended September 30, 2012, we had no revenues.  During the year ended December 31, 2011, we recognized revenue of approximately $8,000 from initial sales of our R30 reflector light.

Our independent registered public accounting firm has issued a “going concern” modification to its report on our financial statements for the year ended December 31, 2011, stating that we had a net loss and negative cash flows from operations in fiscal 2011, and that we have an accumulated deficit.  Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this going-concern uncertainty.

We need to raise additional capital through debt or equity financings to continue our operations. If we are unable to obtain additional financing, we will be unable to continue our operations.

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

Our cash as of September 30, 2012 is not sufficient to support our operations through fiscal 2012 and it will be necessary for us to seek additional financing.  See “Liquidity and Capital Resources” below.

Results of Operations

Comparison of Results for the Three Months Ended September 30, 2012 and 2011

Revenues

We recognized no revenues for the three months ended September 30, 2012 and 2011.

Research and Development Expenses

For the three months ended September 30, 2012 and 2011, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs.  Research and development expenditures for the three months ended September 30, 2012 were comprised of technical consulting expenses, product line development fees, material and travel.  For the three months ended September 30, 2011, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research and manufacturing development related to the prior year operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $1,438,000 to $204,000 for the three months ended September 30, 2012 compared to $1,641,000 for the three months ended September 30, 2011.   The decrease was primarily related to the expenses of Sendio as their operations were ceased during the three months ended March 31, 2012. Included in the current quarter was a $150,000 payment to our outsourced manufacturer for product line development fees.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 and 2011 were comprised of share-based compensation expenses, salaries, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses decreased by approximately $461,000 to $347,000 for the three months ended September 30, 2012 compared to $808,000 for the three months ended September 30, 2011.  Non-cash charges related to share-based compensation expenses decreased $235,000 to $135,000 relating primarily to stock options issued to our former chief executive officer and directors for the three months ended September 30, 2012 compared to $370,000 for the three months ended September 30, 2011. The decrease was also related to the decrease of $55,000 for the expenses of Sendio as their operations were ceased during the three months ended September 30, 2012. The remainder of the decrease is due to lower levels of operations during the three months ended September 30, 2012.

Marketing Expenses

Marketing expenses for the three months ended September 30, 2012 and 2011 were comprised of consulting fees, share-based compensation expenses and office related expenses. Marketing expenses increased by approximately $12,000 to $228,000 for the three months ended September 30, 2012 compared to $216,000 for the three months ended September 30, 2011. The increase was primarily related to non-cash charges related to share-based compensation expenses, which increased $43,000 relating to stock issued to two vendors during the three months ended September 30, 2012.  There was no comparable expense for the three months ended September 30, 2011.  The remaining decrease was due primarily to decreases in salaries and attendant costs, consulting fees related to public relations and investor relations and channel development for the three months ended September 30, 2012.

Other Income and Expense

Other income and expense for the three months ended September 30, 2012 was comprised of interest expense and loss on conversion of debt.  Other income and expense for the three months ended September 30, 2011 also included derivative valuation gain.

Interest expense for the three months ended September 30, 2012 increased $63,000 to $334,000 compared to $272,000 for the three months ended September 30, 2011.  Interest expense for the three months ended September 30, 2012 and 2011 included the amortization related to the original issue discount, beneficial conversion feature, and loan costs for the convertible debentures as discussed in Note 5.  Interest expense for the three months ended September 30, 2012 also included the interest for convertible bridge loans as discussed in Note 6.   Interest expense for the three months ended September 30, 2011 also included interest expense related to Sendio’s loan and capital lease obligations.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $0 and $542,000 during the three months ended September 30, 2012 and 2011, respectively and are related to the derivative warrant liability as discussed in Note 7.

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

Comparison of Results for the Nine months ended September 30, 2012 and 2011

Revenues

We recognized no revenues for the nine months ended September 30, 2012. We recognized revenues of $8,000 for the three months ended September 30, 2011 from initial sales of our R30 light bulb.

Research and Development Expenses

For the nine months ended September 30, 2012 and 2011, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs.  Research and development expenditures for the nine months ended September 30, 2012 were comprised of product line development fees, technical consulting expenses, material and travel.  For the nine months ended September 30, 2011, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research and manufacturing development related operations in the Czech Republic through our wholly-owned subsidiary, Sendio. Research and development expenses decreased approximately $2,344,000 to $510,000 for the nine months ended September 30, 2012 compared to $2,855,000 for the nine months ended September 30, 2011.   The decrease was primarily related to the expenses of Sendio as their operations were ceased during the three months ended March 31, 2012.  Included in the nine months ended September 30, 2012 was a $150,000 payment to our outsourced manufacturer for product line development fees.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012 and 2011 were comprised of share-based compensation expenses, salaries, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses decreased by approximately $1,547,000 to $1,170,000 for the nine months ended September 30, 2012 compared to $2,717,000 for the nine months ended September 30, 2011.  Non-cash charges related to share-based compensation expenses decreased $843,000 to $277,000 relating primarily to stock options issued to our former chief executive officer and directors for the nine months ended September 30, 2012 compared to $1,121,000 for the nine months ended September 30, 2011. The decrease was also related to the decrease of $588,000 for the expenses of Sendio as their operations were ceased during the nine months ended March 31, 2012. The remainder of the decrease is due to lower levels of operations during the nine months ended September 30, 2012.

Marketing Expenses

Marketing expenses for the nine months ended September 30, 2012 and 2011 were comprised of consulting fees, share-based compensation expenses and office related expenses. Marketing expenses decreased by approximately $82,000 to $679,000 for the nine months ended September 30, 2012 compared to $761,000 for the nine months ended September 30, 2011. Non-cash charges related to share-based compensation expenses decreased $4,000 to $109,000 relating primarily to stock options issued to our former Chief Operating Officer compared to $113,000 for the nine months ended September 30, 2011.  The remaining decrease was due primarily to decreases in salaries and attendant costs, consulting fees related to public relations and investor relations and channel development for the nine months ended September 30, 2012.

Other Income and Expense

Other income and expense for the nine months ended September 30, 2012 and 2011 was comprised of interest income, interest expense, derivative valuation gain.  Other income and expense for the nine months ended September 30, 2012 also included loss on conversion of the convertible bridge notes.  Interest income was $19 for the nine months ended September 30, 2012 compared to $175 for the nine months ended September 30, 2011. The decrease was due to lower average cash balances.

Interest expense for the nine months ended September 30, 2012 increased $663,000 to $960,000 compared to $297,000 for the nine months ended September 30, 2011.  Interest expense for the nine months ended September 30, 2012 and 2011 included the amortization related to the original issue discount, beneficial conversion feature, and loan costs for the convertible debentures as discussed in Note 5.  Interest expense for the nine months ended September 30, 2012 also included the interest for convertible bridge loans as discussed in Note 6.   Interest expense for the nine months ended September 30, 2011 also included interest expense related to Sendio’s loan and capital lease obligations.

Loss on debt conversion for the nine months ended September 30, 2012 was $353,000 and results from the conversion of the convertible bridge notes as discussed in Note 6.  There was no comparable prior year amount.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $593,000 and $1,190,000 during the nine months ended September 30, 2012 and 2011, respectively and are related to the derivative warrant liability as discussed in Note 7.

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

Liquidity and Capital Resources

We had cash of $338 and $4,117,750 of short-term debt, exclusive of discount as of September 30, 2012.

We do not anticipate that our existing cash will be sufficient to fund our operations and anticipated capital expenditures for the next twelve months. We anticipate that, with our cash on hand and the proceeds from the private placement described above, we will be able to fund our operations into November, 2012.

We need additional financing in 2012 to fund our operations, research and product development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders.

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

Contractual Obligations

We have no contractual payment obligations for operating leases as of September 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at September 30, 2012.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 17, 2012 we granted 20,000 shares of restricted common stock to an officer for service.  The shares had a fair value of $44,800 based on the closing market price of $2.24 on the date of grant.  The shares vest on August 17, 2013.

From July 1, 2012 to September 30, 2012 we sold 120,339 units at a subscription price of $3.50 per unit for net proceeds of $421,182 in our unit private placement.  Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $3.75 per share.  A total of 120,339 shares of common stock and warrants to purchase 120,339 shares of common stock at an exercise price of $3.75 were issued.

On September 11, 2012 we issued 12,500 shares of common stock with a fair value of $30,625 based on the closing market price as of that date to a vendor for services.

Effective July 24, 2012 we issued 59,000 shares of our restricted common stock valued at $142,780 based on the closing market price for our common stock of $2.42 per share pursuant to an agreement with a vendor for investor relations services.  Effective August 31, 2012, we terminated the contract pursuant to its terms and cancelled the issuance of 52,858 shares.

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

Dated: November 14, 2012

By: /s/ William B. Smith
William B. Smith
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)