Form 10-Q/A
period 2012-09-30
Vu1 CORP
filed 2012-11-16
CIK 906448

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

This  FORM 10-Q/A is being filed solely for the purpose of attaching the XBRL exhibits.

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

Dated: November 16, 2012

By: /s/ William B. Smith
William B. Smith
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)