Form 10-K
period 2012-12-31
Vu1 CORP
filed 2013-03-28
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________ to________________

Commission file number 000-21864

(Exact name of registrant as specified in its charter)

California	84-0672714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Liberty Plaza, 23rd Floor
New York, New York	10006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(855) 881-2852

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

The aggregate market value of the issuer’s stock held by non-affiliates on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,335,373, based on the average of the bid and ask prices of such stock on that date of $3.08 per share, as reported by the OTC Bulletin Board.

On March 20, 2012, there were 8,501,293 shares of registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Vu1 Corporation

2011 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our” and the “Company” are to Vu1 Corporation, Sendio, s.r.o., our former Czech subsidiary, and our inactive subsidiary Telisar Corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements. All statements other than statements of historical fact, including statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, future results of operations or financial position, made in this Annual Report are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “target,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

For a discussion of these and other factors that may affect our business, results and prospects, see “Item 1. Business” and “Item 1A.  Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.  Except as required by U.S. federal securities laws, we do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

PART I

ITEM 1.  BUSINESS

We design, develop and market mercury-free lighting products using our proprietary Electron Stimulated Luminescence™, or ESL, technology.  Our ESL lights use a form of cathode-ray tube technology in which accelerated electrons stimulate phosphor to create light, making the surface of our lights glow in a highly energy-efficient manner and with a warm white natural light.  In December 2010, we released our first product, the R30 reflector light for recessed fixtures (a direct replacement for the 65-watt incandescent flood light), which we believe will capture a growing share of the general illumination market in 2013 and over the next several years.  We believe our current and planned ESL lighting products offer advantages over competing technologies including increased energy efficiency, longer product lifetime, environmentally safer and toxin-free disposal, superior light quality and lower cost of usage.  We also believe that our ESL lights have the potential to replace traditional incandescent light bulbs, compact fluorescent light bulbs (CFLs) and solid-state light emitting diodes (LEDs) in the future because of these competitive advantages.  Our technology, intellectual property position and strategic manufacturing relationship should enable us to share in the revenues from the worldwide general lighting products market as our current and planned ESL lights enter mainstream consumer, commercial and industrial markets.

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

In addition to our R30 reflector light, which received certification from Underwriters Laboratories Inc. (UL®) in October 2010, we are currently developing our version of the standard Edisonian A19 screw-in light (and its European equivalent, the A60), the most common general purpose electric light in the world, for anticipated release during the second quarter of 2013.  In June 2011, we submitted our A19 light to UL for certification and, in August 2011, received that certification.  We are also developing an R40 flood light for the United States commercial market and a smaller R63 light for the European market to be used in currently-installed recessed lighting fixtures. According to Strategies Unlimited, an independent research firm, the worldwide lighting market accounts for approximately $90 billion in annual sales.

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

In October 2011, we established a key strategic business relationship with Huayi Lighting Company Ltd. (“Huayi Lighting”), an experienced lighting products manufacturer.  Under a manufacturing agreement, Huayi Lighting has agreed, under our direction, to produce substantially all of our ESL lighting products for resale to our customers over the next five years.  Through this relationship, Huayi Lighting is responsible for sourcing, fabricating and assembling the required electronic components of our lights, sourcing the glass components from its suppliers and using its processes to assemble and package finished products.  Through our development efforts, we have filed nine U.S. and related foreign patent applications, of which four patents have been granted covering important features of our current and planned lighting technology and products, and have accumulated over the past eight years a substantial amount of technical know-how relating to our ESL technology.

During 2012, we focused on initiatives to transition our manufacturing operations to Huayi Lighting from our former facility in the Czech Republic, which in the past has primarily provided us with product testing, engineering development and pilot production of our initial products.  These initiatives also included continued efforts to work with Huayi Lighting to refine the manufacturing processes and developing quality control testing necessary for quantity manufacturing.  Our progress has been limited, primarily due to lack of adequate funding necessary to execute our business plan.  These initiatives are ongoing and, as a result, we had no revenues in 2012.

On February 13, 2012, Sendio, sro, (“Sendio”) our former subsidiary, filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic.  In March 2012, the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee is in the process of overseeing the orderly sale of the assets and use the proceeds to satisfy the liabilities of Sendio.  Our lease obligation and the obligation to purchase the Sendio facility have been terminated, as discussed in Note 6 to the Notes to Consolidated Financial Statements.

As of March 20, 2013, we operate through the services of consultants to us, including our Chief Executive Officer and Chief Financial Officer as well as sales, marketing and engineering consultants.

Corporate Information

We were incorporated under the laws of the State of California in August 1996 under the name of Telegen Corporation.  In late 2004, we began research and product development on our lighting technology and, in May 2008, changed our name to Vu1 Corporation to better reflect this business focus.  Our principal executive offices are located at 1 Liberty Plaza, 23rd Floor New York, New York 10006 and our telephone number is (855) 881-2852.  Our Internet website address is http://www.vu1.com.  The information on our website is not incorporated by reference into this Annual Report.

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

Proprietary Technology.  Through our internal development efforts in the Czech Republic, we have filed nine U.S. and related foreign patent applications, of which four patents have been granted covering important features of our current and planned lighting technology and products, and have accumulated over the past six years a substantial amount of technical know-how relating to our ESL technology.

Strategic Manufacturing Relationship. We have established a key strategic relationship with Huayi Lighting Company Ltd., an experienced lighting products manufacturer.  Under a manufacturing agreement executed in 2011, Huayi Lighting has agreed, under our direction, to produce substantially all of our ESL lighting products for resale to our customers over the next five years.  We believe that this manufacturing agreement will provide us with a consistent and high caliber source of supply to meet the current and future needs of our customers.

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

A list and description of each of our current and planned lighting products is set forth below:

Model Shape/Size	General Description
R30	U.S. reflector light for recessed lighting fixtures. This is the most popular size reflector.

A19	U.S. standard Edisonian screw-in light. This is the most common general purpose electric light in the world.

R40	U.S. reflector flood light for recessed lighting fixtures. This is the second largest selling reflector.

R95	European version of R30 reflector (220 volt).

A60	European standard version of A19 Edisonian screw-in light (220 volt).

R125	European version of R40 reflector flood light (220 volt).

R20/R63	U.S. and European reflector.

PAR38	U.S. and European spot reflector primarily for outdoor use.

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

During 2012, we completed the transition of our manufacturing operations to our manufacturing partner, Huayi Lighting in China.  We continue to work with Huayi to refine the production processes and develop the supply chain for the components used in the manufacturing of our bulbs. We have also hired consultants in the United States and in China to assist Huayi with the manufacturing processes and quality control of the manufacturing.  This effort will continue in 2013.

Our emphasis on the development of our planned products, the additional manufacturing processes required by our product manufacturer, the distribution, marketing and branding of products and the development of sales channels relating to our lighting products will command management’s primary attention during the next 12 months.  It will also comprise the primary use of our financial resources.  In 2013, our success will depend on our ability to reach commercial manufacturing levels for our R30 and A19 lights, generate market awareness and acceptance of our current and planned lighting products, protect our technology through patents and trade secrets, and develop our planned products to meet industry standards.  If we are unable for technological, financial, competitive or other reasons to successfully take these steps, our business and operations will be adversely affected.

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

Strategic Relationship with Product Manufacturer

In October 2011, we entered into a manufacturing agreement with Huayi Lighting Company Ltd., an experienced lighting products manufacturer.  Under this exclusive five-year agreement, Huayi Lighting has agreed to produce substantially all of our R30 lights and future lighting products for resale to our customers.  Through this agreement, Huayi Lighting is responsible for fabricating the required electronic components of our lights, sourcing the glass components from its multiple approved suppliers and using its established automated processes to assemble and package finished products. We are required to provide estimated quarterly volume requirements to Huayi Lighting during the term of the agreement.  We are responsible to pay the upfront costs of specialized production tooling required by Huayi Lighting, and for the cost of additional machinery needed for its assembly lines, to produce our ESL lighting products.  Payments to Huayi Lighting under the agreement are based on a negotiated margin above its verified cost to source raw materials and manufacture the product, and payments are made by us in U.S. dollars when the products are delivered to the loading dock in Guangzhou, China for shipment to the west coast of the United States.  Our products will be transported to us in bulk via ocean by fully-insured logistics companies.  For all lighting products manufactured by Huayi Lighting, the products are warranted to have been made to our required technical specifications and to fully meet applicable quality standards.  In connection with the agreement, we granted Huayi Lighting limited license rights to use our technologies and intellectual property for the manufacture of our lights.  The manufacturing agreement may be terminated at any time by the parties’ mutual agreement or by us in the event of a material breach under the agreement or failure to deliver products on a timely basis.  Additionally, we have the right to independently seek a lower cost supplier to Huayi Lighting during the five-year agreement term under certain circumstances.

We believe that this manufacturing agreement will provide us with a consistent and high caliber source of supply to meet the current and future needs of our customers.

We expect to pay a duty on all lighting products that we import from China.  This duty is expected to represent a 3.9% mark-up to factory invoice.

Sales, Marketing and Distribution

During 2012, we continued our marketing initiatives to determine our initial marketing strategy and begin branding and corporate positioning.  Our marketing efforts have included market research to determine market size, competition, product features, consumer attitudes, pricing, certifications, government agencies, grants, target sales channels and retailers, branding and creation of initial marketing collateral. We have also had strategic and pre-contractual meetings with certain retailers and potential channel and distribution partners to determine levels of interest in our lighting products and ESL technology.  We believe that the results of these meetings were positive, but no significant customer agreements have been entered into to date.

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

Intellectual Property, Patents and Proprietary Rights

We have filed nine U.S. and related foreign patent applications, of which four patents have been granted.  These patents cover important features of our current and planned lighting technology and products.  We expect to apply for additional patent protection on our ESL technology and our manufacturing processes both domestically and internationally in the future.  We believe that our technology has unique aspects that are patentable; however, there can be no assurance that any patent application will be granted or, if granted, that it will be defensible.

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

Research and Product Development

We spent approximately $0.5 million during fiscal 2012 and approximately $3.7 million during fiscal 2011, in our product development efforts.

We retained certain key members of the former Sendio development team as temporary consultants subsequent to the insolvency of Sendio to assist in the transition to Huayi Lighting. During 2012, we established a U.S. based research and development team, and we intend in the future to establish a research and development center in the U.S. to develop new products for the lighting industry by taking advantage of the latest technology advancements.  We expect to collaborate closely with Huayi Lighting Company Ltd. and other subcontractors which use standard production processes to ensure that new lighting products can be produced quickly, and at the lowest cost and highest quality.

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

Employees

As of December 31, 2012, we had no employees.  We have routinely used consultants in our U.S. operations and strategic vendors on a work-for-hire contract basis.  None of our employees are subject to a collective bargaining agreement and we consider relations with employees to be good.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business and Industry

We have historically been a research and product development company. We have a limited operating history with minimal revenue to date, so it may be difficult to evaluate our business and prospects.  We also received a going concern qualification in our 2012 audit.

We have been primarily engaged during the last eight years in the research and development of our lighting products, and have incurred significant operating losses.  During 2012, we focused on initiatives to transition our manufacturing operations to Huayi Lighting from our former facility in the Czech Republic, which in the past has primarily provided us with product testing, engineering development and pilot production of our initial products.  These initiatives also included continued efforts to work with Huayi Lighting to refine the manufacturing processes and developing quality control testing necessary for quantity manufacturing.  Our progress has been limited, primarily due to lack of adequate funding necessary to execute our business plan.  These initiatives are ongoing and, as a result, we had no revenues in 2012 and minimal revenue in 2011. We currently depend on third-party financing to fund our operations.  We have a very limited operating history upon which an investor can evaluate our business and prospects, and we may never generate significant revenue or achieve net income.  Peterson Sullivan LLP, our independent registered public accounting firm, in its opinion on our financial statements for the year ended December 31, 2012, raised substantial doubt about our ability to continue as a going concern due to our net losses and negative cash flows from operations and other factors.

We have incurred historical losses and, as a result, may not be able to generate profits, support our operations or establish a return on invested capital, which can have a detrimental effect on the long-term capital appreciation of our common stock.

We incurred a net loss in 2012 of $3.9 million and had an accumulated deficit of $83.4 million as of December 31, 2012.  We cannot predict when or whether we will ever realize a profit or otherwise establish a return on invested capital.  Our business strategies may not be successful and we may never generate significant revenues or profitability, in any future fiscal period or at all.

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

To be a viable business, we must successfully develop, introduce, market and sell products and manage our operating expenses.  Many of our lighting products are still in development and are subject to the risks inherent in the development of technology products, including unforeseen delays, expenses, patent challenges and complications frequently encountered in the development and commercialization of technology products, the dependence on and attempts to apply new and rapidly changing technology, and the competitive environment of the industry. Many of these events are beyond our control, such as unanticipated development requirements, delays and difficulties with obtaining third-party certification, delays in submitting documentation for and being granted patents and establishing manufacturing and distribution relationships.  Our success also depends on our ability to maintain high levels of employee utilization, manage our production costs, sales and marketing costs and general and administrative expenses, and otherwise execute on our business plan.  We may not be able to effectively and efficiently manage our development and growth.  Any inability to do so could increase our expenses and negatively impact our results of operations.

We rely solely on Huayi Lighting Company to manufacture the ESL lighting products we sell to customers and to source the required raw materials.

Our business prospects depend significantly on our ability to obtain ESL lighting products for sale to our customers.  Our manufacturing agreement with Huayi Lighting Company Ltd. provides us with a single source for our ESL lights.  Through this agreement, Huayi Lighting is responsible for fabricating the required electronic components of our lights, sourcing the glass components from its suppliers and using its established automated processes to assemble and package finished products.  Huayi Lighting is located in the People’s Republic of China, where shipments of product to us could be delayed, rerouted, lost or damaged.  Our inability to obtain finished products from Huayi Lighting in accordance with our required technical specifications and on a timely basis due to shipping delays, manufacturing problems or its failure to obtain required raw materials would have a material adverse effect on our revenue from product sales, as well as on our ability to support our customers’ purchase requirements, which could result in loss of customers and damage to our reputation.  We may also be subject to the risk of fluctuations in raw material prices, since our arrangement with Huayi Lighting provides that increases and decreases in the prices of such raw materials obtained from local China-based vendors are passed through to us in the form of adjusted final finished good prices charged by Huayi Lighting.

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

We rely heavily on a few consultants, the loss of whom could have a material adverse effect on our business, operating results and financial condition.

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

Although we use U.S. dollars to pay Huayi Lighting, increases in the value of the Chinese Yuan Renminbi would have an adverse affect on their manufacturing costs and therefore our bulb cost may be adversely affected. To date, we have not entered into foreign currency contracts or other currency-related derivatives to mitigate the potential impact of foreign currency fluctuations.

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

As of December 31, 2012, our executive officers and directors (and their respective affiliates) beneficially owned approximately 28.6% of our outstanding common stock, with SAM Advisors, LLC, an investment advisor controlled by William B. Smith, our Chairman, beneficially owning approximately 17.7% of our outstanding common stock.  As a result, these shareholders substantially influence our management and affairs and, if acting together, control most matters requiring the approval by our shareholders including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transactions.  The concentration of ownership may delay or prevent a change of control at a premium price.

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

As of December 31, 2012, we have outstanding under our 2007 Stock Incentive Plan stock options to purchase 309,004 shares of common stock, outstanding warrants to purchase 2,012,034 shares of common stock and outstanding convertible debentures to acquire 374,346 shares of common stock.  The exercise or conversion of these securities and sales of common stock issuable pursuant to them, would reduce a stockholder’s percentage voting and ownership interest.

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

The sale, or availability for sale, of a substantial number of shares of common stock in the public market could materially and adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.  At December 31, 2012, there were 7,130,226 shares of common stock issued and outstanding.  Of these shares, approximately 5,785,020 are freely transferable.  Our executive officers and directors beneficially own 1,345,206 shares, which would be eligible for resale, subject to the volume and manner of sale limitations of Rule 144 under the Securities Act.  An additional 1,043,674 shares are “restricted shares,” as that term is defined in Rule 144, and are eligible for sale under the provisions of Rule 144.

Our common stock is currently considered a “penny stock” and may be difficult to sell unless we obtain a Nasdaq listing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We do not own any real property.

As of December 31, 2012, our corporate headquarters consisted of approximately 200 square feet, located in New York, New York, for total rent per month of $2,035.

On July 11, 2011, we entered into a month to month lease for office space in New Hampshire.  Monthly rental payments are $1,445 under the lease.  This lease was terminated in April 2012.

Our pilot production facility and research and development laboratories were located in Olomouc in the Czech Republic.  We occupied the entire 75,000 square-foot facility.  In 2008, we entered into a purchase agreement with the landlord to acquire the building and property at which this facility is located for approximately $8,735,000 (or approximately 155,776,900 Czech koruna) payable by June 30, 2013.  In February 2012, we filed a petition of insolvency for Sendio.  Our lease for the premises was terminated effective March 15, 2012 and our obligation to acquire the building was terminated on February 8, 2012.   See Note 6 to the Notes to Consolidated Financial Statements for a further discussion of the lease and purchase agreements.

ITEM 3. LEGAL PROCEEDINGS

On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic.  In March 2012, the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use the proceeds to satisfy the liabilities of Sendio.

Our lease obligation and the obligation to purchase the Sendio facility have been terminated, as discussed in Note 6 to the Notes to Consolidated Financial Statements. Our lease for the premises was terminated effective March 15, 2012 and our obligation to acquire the building was terminated on February 8, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

	Year ended December 31,
Quarter	2011		2012
	High	Low	High	Low
First	$12.40	$8.80	$6.00	$4.11
Second	$10.00	$7.00	$5.31	$2.60
Third	$9.20	$7.20	$3.95	$1.80
Fourth	$8.00	$4.19	$2.25	$0.55

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.  These prices have been adjusted from the actual prices for such periods to reflect the 1-for-20 reverse stock split which took place on November 23, 2011.

The closing price of our common stock on March 20, 2013 was $1.74 per share.

As of March 20, 2013, we had 214 stockholders of record and approximately 2,800 beneficial owners of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 26, 2007, our board of directors approved the Vu1 Corporation 2007 Stock Incentive Plan (the “Plan”).   The stockholders approved the Plan on May 22, 2008.  In March 2011, the board of directors increased the number of shares authorized for issuance under the Plan from 500,000 to a total of 1,000,000 shares.  A majority of our stockholders approved the amendment to the Plan on October 10, 2011.  The following table gives information as of December 31, 2012, the end of our most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options, warrants and rights under the Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuanc e under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	309,004	$11.62	383,614
Totals	309,004	$11.62	383,614

A description of the Plan can be found in Note 11to the Notes to Consolidated Financial Statements contained in this Annual Report.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal year ended December 31, 2012, which were not registered under the Securities Act.

From January 24 to November 21, 2012, we sold 474,632 units at a subscription price of $3.50 per unit for proceeds of $1,661,199 in a unit private placement.  Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $3.75 per share.  A total of 474,632 shares of common stock and warrants to purchase 474,632 shares of common stock at an exercise price of $3.75 were issued.  Included in these amounts were 12,000 shares of our common stock and 12,000 warrants issued upon the conversion of $42,000 in accounts payable to a vendor and 55,267 shares of our common stock and 55,267 warrants issued upon the conversion of loans totaling $193,431 (including accrued interest and loan fees of $18,431).  In October, 2012 we reduced the exercise price of the warrants from $3.75 per share to $2.00 per share as discussed in Note 11 of the Notes to the Consolidated Financial Statements.

From January 1, 2012 to May 11, 2012, we issued 4,734 shares of common stock to our former Chief Operating Officer and President upon the conversion of $37,869 of compensation at a price of $8.00 per share pursuant to his employment contract.

On June 1, 2012, we granted a total of 148,500 shares of restricted common stock to the six non-executive board members for service on the board of directors.  The shares had a fair value of $504,900 based on the closing market price of $3.40 on the date of grant.  The shares vest on June 1, 2013.

On August 17, 2012, we granted 20,000 shares of restricted common stock to an officer for service.  The shares had a fair value of $44,800 based on the closing market price of $2.24 on the date of grant.  The shares vest on August 17, 2013.

On September 11, 2012, we issued 12,500 shares of common stock with a fair value of $30,625 based on the closing market price as of that date to a vendor for services.

Effective July 24, 2012, we issued 59,000 shares of our restricted common stock valued at $142,780 based on the closing market price for our common stock of $2.42 per share pursuant to an agreement with a vendor for investor relations services.  Effective August 31, 2012, we terminated the contract pursuant to its terms and cancelled the issuance of 52,858 shares.

From August 31, 2012 to December 31, 2012, we issued 56,208 shares of common stock with a fair value of $62,500 to SAM Advisors, LLC. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, Inc. is an entity controlled by William B. Smith, our Chairman and Chief Executive Officer.

On December 20, 2012, we completed a private placement to accredited investors of 525,000 restricted shares of common stock, at a purchase price of $0.80 per share, for gross proceeds of $420,000.  As part of the private placement, the investors were issued three-year warrants to purchase 525,000 shares of common stock, at an exercise price of $1.50 per share.

On December 20, 2012, we entered into a settlement and release agreement with a vendor and issued 250,000 shares of our restricted common stock and three-year warrants to purchase 250,000 shares of common stock at an exercise price of $1.50 per share, in settlement of $250,000 of trade accounts payable.

On December 20, 2012, we entered into a settlement and release agreement with another vendor and issued 64,256 shares of our restricted common stock in settlement of $64,256 of trade accounts payable.

The securities sold in the transactions described above were exempt from registration under Section 4(2) of the Securities Act of 1933 as a sale by an issuer not involving a public offering or under Regulation D promulgated pursuant to the Securities Act of 1933.  None of the securities were registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We are focused on designing, developing and selling a line of mercury-free, energy efficient lighting products based on our proprietary light-emitting technology.  For the past several years, we have primarily focused our efforts on research and product development of our Electron Stimulated Luminescence™ (ESL) technology.  In 2007, we formed Sendio s.r.o. in the Czech Republic as a wholly-owned subsidiary for continued development of our lighting products, and to design the manufacturing processes required for commercialization and manufacturing.  During 2011, we continued our development work on the technology to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the products and the design and implementation of the processes required to manufacture our lights.  During the second quarter of 2010, we submitted our initial light for safety certification to Underwriters Laboratories (UL®) and, in October 2010, we received that certification.  Our efforts are presently focused on this initial product, the R30 size light for recessed fixtures.  We are currently supporting initial production of this light and are continuing to enhance our manufacturing capabilities through an outsourcing arrangement with Huayi Lighting.  In addition, we are currently developing our version of the standard Edisonian A19 screw-in light (and its European equivalent, the A60), the most common general purpose electric light in the world.  We submitted this light in June 2011 for safety certification to UL and, in August 2011, we received certification.  We are also developing an R40 flood light for the United States commercial market and a smaller R63 light for the European market to be used in currently-installed recessed lighting fixtures. The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our products on a large scale commercial basis, market acceptance of the products and other factors noted in the "Risk Factors" section of this Annual Report.

During 2012, we focused on initiatives to transition our manufacturing operations to Huayi Lighting from our former facility in the Czech Republic, which in the past has primarily provided us with product testing, engineering development and pilot production of our initial products.  These initiatives also included continued efforts to work with Huayi Lighting to refine the manufacturing processes and developing quality control testing necessary for quantity manufacturing.  Our progress has been limited, primarily due to lack of adequate funding necessary to execute our business plan.  These initiatives are ongoing and, as a result, we had no revenues in 2012. During the year ended December 31, 2011, we recognized revenue of approximately $8,000 from initial sales of our R30 reflector light.

As noted above, our independent registered public accounting firm has issued a “going concern” statement in its report on our financial statements for the year ended December 31, 2012, stating that we had a net loss and negative cash flows from operations in fiscal 2012 and that we have an accumulated deficit.  Accordingly, these conditions raise substantial doubt about our ability to continue as a going concern.  Our Consolidated Financial Statements do not include any adjustments that might result from this going-concern uncertainty.

Factors Affecting Financial Results

We had entered into an agreement to purchase the facility presently leased by Sendio in the Czech Republic.  During 2011, we used this facility for research and product development and initial production. In February, 2012 Sendio filed a petition for insolvency in the Czech Republic.  The premises lease was terminated on March 15, 2012.  In addition, our obligation to purchase the facility in Olomouc, Czech Republic was terminated on February 8, 2012 as a result of the insolvency proceedings.  In addition, during March 2012, all of the employees of Sendio resigned or were terminated due to the insolvency proceedings of Sendio.

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

Our anticipated costs in 2013 for the continued development of our line of ESL lighting products cannot be reasonably estimated due to the inherent uncertainty of the research and feasibility of the manufacturing processes.  There can be no assurance that this development process will be successful or, if successful, that the technology will find a market and achieve sales that can sustain our operations without additional funding.

Our emphasis on the development of our planned products, the additional manufacturing processes required by our product manufacturer, the distribution, marketing and branding of products and the development of sales channels relating to our lighting products will command management’s primary attention during the next 12 months.  It will also comprise the primary use of our financial resources.  In 2013, our success will depend on our ability to secure additional funding, reach commercial manufacturing levels for our R30, R40 and A19 lights, generate market awareness and acceptance of our current and planned lighting products, protect our technology through patents and trade secrets, and develop our planned products to meet industry standards.  If we are unable for technological, financial, competitive or other reasons to successfully take these steps, our business and operations will be adversely affected.

Results of Operations

The following discussion should be read in conjunction with the information set forth in our Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report.

Years ended December 31, 2012 and 2011

Revenues

We had no revenues for the year ended December 31, 2012. We recognized revenues of $8,000 for the year ended December 31, 2011 from initial sales of our R30 lighting product.

Cost of Revenues

We had no cost of revenues for the year ended December 31, 2012. Cost of revenues is comprised of materials, labor, overhead and freight costs.  Total cost of sales was $47,357 for the year ended December 31, 2011.  There was no comparable amount for the year ended December 31, 2012.

Research and Development Expenses

For the years ended December 31, 2012 and 2011, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs.  For the year ended December 31, 2012, research and development expenses were comprised of technical consulting expenses, product line development fees, material and travel. For the year ended December 31, 2011, research and development expenses were comprised primarily of salary, rent, technical consulting expenses, supplies and travel, and other costs of the research and manufacturing development related operations in the Czech Republic through our former subsidiary, Sendio. Research and development expenses decreased approximately $3,162,000 to $547,000 for the year ended December 31, 2012 compared to $3,709,000 for the year ended December 31, 2011.   The decrease was primarily related to the expenses of Sendio, which ceased operations in February 2012.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2012 and 2011 were comprised of share-based compensation expenses, consulting expenses, salaries, professional and legal fees, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses decreased by approximately $1,791,000 to $1,538,000 for the year ended December 31, 2012 compared to $3,329,000 for the year ended December 31, 2011.  Non-cash charges related to share-based compensation expenses decreased $818,000 to $416,000 relating primarily to stock and stock options issued to directors, officers and our current and our former chief executive officers and directors for the year ended December 31, 2012 compared to $1,234,000 for the year ended December 31, 2011.  The remaining decrease was primarily related to the expenses of our former subsidiary, Sendio, as its operations were discontinued during the first quarter of 2012.

Marketing Expenses

Marketing expenses for the years ended December 31, 2012 and 2011 were comprised of consulting fees, share-based compensation expenses and office related expenses. Marketing expenses decreased by approximately $229,000 to $755,000 for the year ended December 31, 2012 compared to $984,000 for the year ended December 31, 2011. Non-cash charges related to share based compensation expenses decreased $1,000 to $112,000 for the year ended December 31, 2012 compared to $113,000 for the year ended December 31, 2011. The remaining increase was due primarily to decreases in consulting fees related to public relations, channel development and packaging costs for the year ended December 31, 2012.

Impairment Loss

We recognized an impairment loss for the year ended December 31, 2011 related to the fixed assets, construction in process and deposit related to the purchase of the facilities of Sendio.  The impairment was recognized due to the insolvency proceedings of Sendio filed in February 2012.  There was no comparable expense for the year ended December 31, 2012.  The details of the impairment loss for the year ended December 31, 2011 were as follows:

Year Ended December 31,
2011
Equipment	$215,283
Construction in process	288,570
Deposit on building purchase	1,308,875
Total impairment loss	$1,812,728

Inventory Write Down

We recognized an inventory write down for the year ended December 31, 2011 in the amount of $100,000 related to the inventory held by Sendio.  The impairment was recognized due to the insolvency proceedings of Sendio filed in February 2012.  There was no comparable expense for the year ended December 31, 2012.

Other Income and Expense

Other income and expense for the years ended December 31, 2012 and 2011 was comprised of interest income, interest expense, derivative valuation gain and loss on extinguishment of debt.  Interest income was $19 for the year ended December 31, 2012 compared to $177 for the year ended December 31, 2011. The decrease was due to lower average cash balances during the year.

Interest expense for the year ended December 31, 2012 increased $705,000 to $1,310,000 compared to $605,000 for the year ended December 31, 2011.  Interest expense for the year ended December 31, 2012 and 2011 includes the amortization related to the original issue discount, beneficial conversion feature, warrant allocation and loan costs related to our Convertible Debentures as discussed in note 7 to the Notes to Consolidated Financial Statements. In addition, interest expense includes interest related to our Bridge Notes as discussed in Note 8 to the Notes to Consolidated Financial Statements. Interest expense in 2012 also includes interest on the Note Payable as discussed in Note 9. Interest expense in 2011 also includes interest on Sendio’s loan and capital lease obligations.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $592,000 and $1,498,000 during the years ended December 31, 2012 and 2011 and related to the derivative warrant liability as discussed in Note 10 to the Notes to Consolidated Financial Statements.

The changes in the fair value of our derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. We value our derivative warrant liability using the Black-Scholes option valuation method.

Liquidity and Capital Resources

We had cash of $328,188 and short-term debt of $4,526,750 as of December 31, 2012.

On January 25, 2013, we completed a private placement to accredited investors of 105,000 restricted shares of common stock, at a purchase price of $1.00 per share, for gross proceeds of $105,000.  As part of the private placement, the investors were issued three-year warrants to purchase 105,000 shares of common stock, at an exercise price of $1.50 per share.

On February 26, 2013, the three remaining holders of the convertible bridge loans as discussed in Note 8 to the Consolidated Financial Statements converted the balance of an aggregate of $368,162 of their loans (including $68,162 of loan fees and accrued interest as of that date) into 368,162 shares of common stock at a conversion price of $1.00 per share.  In addition, we issued three-year warrants to purchase 368,162 shares of common stock at an exercise price of $1.50 per share and three-year warrants to purchase 98,571 shares of common stock at an exercise price of $11.00 per share.

We must obtain additional financing in 2013 to fund our operations, research and product development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. No assurance can be given that additional financing will be available on terms acceptable to us, if at all.

If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to curtail or cease operations.  Any inability to obtain additional cash as needed would have a material adverse effect on our financial position, results of operations and our ability to continue in existence.  Our independent registered public accounting firm added an explanatory paragraph to its opinion on our 2012 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 31, 2012:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
New York Office Lease	$12,210	$12,210	--	--	--

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

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates on an ongoing basis and base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at that time.  The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the dollar amounts reported on our financial statements.  Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant estimates used in the preparation of our financial statements and is important to the understanding of our results of operations.  This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to your understanding of our company.  For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the Notes to Consolidated Financial Statements.

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

Under our manufacturing agreement with Huayi Lighting Company Ltd., we are invoiced in U.S. dollars.  However, we may be subject to the risk of fluctuations in raw material prices in the future, since our arrangement with Huayi Lighting  provides that increases and decreases in the prices of such raw materials obtained from local China-based vendors are passed through to us in the form of adjusted final finished good prices charged by Huayi Lighting.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, but we may consider the use of such contracts in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and notes thereto beginning at page F-1 of this Annual Report.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2012.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

/S/ William B. Smith	/S/ Matthew J. DeVries
William B. Smith Chief Executive Officer	Matthew J. DeVries Chief Financial Officer

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages of our executive officers, directors and key personnel, and their positions with us, as of March 20, 2013:

Name	Age	Title
William B. Smith	44	Chairman of the Board of Directors and Chief Executive Officer
Matthew J. DeVries	50	Chief Financial Officer
John J. Boyle III	65	Director
Paul D. Fletcher	53	Director
Charles Hunt, Ph.D.	59	Director
John E. Rehfeld	72	Director
W. Duncan Troy	53	Director
Mark W. Weber	55	Director
Juan Carlos Blacker	40	Vice President, Business Development - Energy Efficient Markets

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

William B. Smith has served as our Chief Executive Officer since June, 2012.  He was elected to our board of directors in November 2010 and elected chairman in January 2011.  Mr. Smith is the Founder and has been the Chief Executive Officer of Smith Asset Management, Inc. since 1997.  Mr. Smith is also the President and Chief Executive Officer since 2004 of SAM Advisors, LLC, a money management firm spun off from Smith Asset Management, Inc., specializing in distressed public debt and equities trading at discounts to intrinsic value, as well as special situation investments.  In addition, Mr. Smith is the founder and has been the Managing Member of SAM Capital Partners, LLC, the General Partner of SAM Special Opportunities Fund, LP (our largest stockholder) since 2009.

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

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the board.  There are no family relationships among our directors and executive officers.  As of March 20, 2013, there are no proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Key Personnel

Juan Carlos Blacker joined our company in September 2011 as Vice President, Business Development - Energy Efficient Markets and serves as a consultant to us.  Mr. Blacker was previously the Program and Product Manager at Portland Energy Conservation, Inc. (PECI), an energy resource management company, from July 2007 to August 2011.  Mr. Blacker leads the company’s efforts in participating in energy efficiency programs, and in complying with governmental policies and standards, throughout the United States and Canada.

Board of Directors and Corporate Governance

Our board of directors is responsible for establishing broad corporate policies and for overseeing our overall management.  In addition to considering various matters which require board approval, the board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

We established a Compensation Committee in 2008, and an Audit Committee and Nominations and Corporate Governance Committee in September 2011.  The charters for the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee are available at our website, www.vu1.com.  Five members of our board of directors, John J. Boyle III, Paul Fletcher, John E. Rehfeld, Duncan Troy and Mark W. Weber, are considered “independent” within the meaning of the listing rules of the Nasdaq Stock Market.  Additionally, Charles Hunt, Ph.D., who served as a paid consultant in 2008, became an independent director in 2012.

The board, its committees and our management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner.  The board and the Audit, Compensation and Nominations and Corporate Governance Committees each perform annual self evaluations.  We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer.  Upon request, we will provide to any person without charge a copy of our Code of Ethics.  Any such request should be made to Matthew DeVries, Chief Financial Officer, Vu1 Corporation, 1 Liberty Plaza, 23rd Floor, New York, NY 10006.

Committees of the Board

Audit Committee.  The board has an Audit Committee comprised of three non-employee directors, Paul D. Fletcher (chairman), Duncan Troy and Mark W. Weber.  Each member of the Audit Committee is independent as defined under Nasdaq’s listing rules.  The board of directors has determined that Mr. Fletcher qualifies as an “audit committee financial expert.”  The Audit Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time.  The Audit Committee was established in September 2011.  Until the formation of the Audit Committee, the entire board of directors performed the functions of the Audit Committee.  The Audit Committee is currently charged with, among other things:

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

Committee Interlocks and Insider Participation

No member of our board of directors is an employee or consultant for us or our subsidiaries, except for William B. Smith.

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

We believe that our officers, directors, and 10% stockholders complied with their Section 16(a) filing obligations during the year ended December 31, 2012, except for the following: W. Duncan Troy, Charles Hunt, Ph.D., William B. Smith, Paul D. Fletcher, John E. Rehfeld, John J. Boyle III, Matthew DeVries and Mark W. Weber did not file a Form 4 to report an issuance of restricted stock.

Code of Ethics

On March 29, 2011, we adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial and accounting officer or persons performing similar functions. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended December 31, 2012 and 2011 by (a) all persons serving as principal executive officer, and (b) our two other most highly compensated executive officers whose total compensation exceeded $100,000 in fiscal 2012, as follows (collectively, the “Named Executive Officers”):

•	William B. Smith, our Chief Executive Officer (principal executive officer);

•	Scott C. Blackstone, our former Chief Executive Officer (principal executive officer);

•	Philip G. Styles, our former Chief Executive Officer (principal executive officer);

•	Matthew DeVries, Chief Financial Officer (principal financial officer).

Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William B. Smith	2012	166,900	-	-	-	-	-	-	166,900
Chief Executive Officer, Principal Executive Officer (1)	2011	-	-	-	61,625	-	-	-	61,625

Scott C. Blackstone	2012	106,481	-	-	88,815	-	-	-	195,296
Chief Executive Officer, Principal Executive Officer (2)	2011	167,731	-	-	262,656	-	-	-	430,387

Philip Styles Former	2012	-	-	-	-	-	-	-	-
Chief Executive Officer, Principal Executive Officer (3)	2011	138,122	-	-	288,910	-	-	10,639	437,671

Matthew DeVries	2012	146,950	-	16,693	-	-	-	-	163,643
Chief Financial Officer (4)	2011	118,750	-	-	79,907	-	-	-	198,657
________________

(1)
On June 11, 2012, the board of directors appointed Mr. Smith as our Chief Executive Officer. A total of $62,500 of his salary for 2012 was converted into 56,208 shares of our common stock based on a the closing market prices of our common stock on the last business day of each month beginning in August, 2012.  The 2011 option awards amount is comprised of the fair value of a fully vested ten-year option to purchase 12,500 shares of common stock at an exercise price of $10.40 per share awarded on August 22, 2011 with a fair value of $61,625. This amount does not reflect the actual amounts that may be realized. The fair values of the options were computed using the Black-Scholes option valuation method with the assumptions as detailed in Note 11 to the Notes to Consolidated Financial Statements.

(2)
On April 27, 2011, the board of directors appointed Mr. Blackstone as our Chief Executive Officer and entered into a three-year employment agreement as of that date.  The 2012 and 2011 option awards amount is comprised of the fair value of the vested portion of a ten-year option to purchase 110,807 shares of common stock at an exercise price of $7.82 per share awarded on April 27, 2011 with a fair value of $616,084, of which $88,815 and $239,406 was recognized in the years ended December 31, 2012 and 2011, respectively. The 2011 amount also includes the fair value of a fully vested ten-year option to purchase 25,000 shares of common stock at an exercise price of $7.80 per share awarded on August 22, 2011 with a fair value of $123,250. These amounts do not reflect the actual amounts that may be realized. The fair values of the options were computed using the Black-Scholes option valuation method with the assumptions as detailed in Note 11 to the Notes to Consolidated Financial Statements.  Mr. Blackstone resigned as an our Chief Executive Officer on June 6, 2012.

(3)
On October 4, 2010, the board of directors appointed Mr. Styles as our Chief Executive Officer and entered into a one-year employment agreement as of that date.  A total of $47,670 and $34,452 of his salary for 2011 and 2010 was converted into 4,674 and 3,378 shares of our common stock, respectively based on a price of $10.20 per share, representing the closing market price for our common stock as of the date of Mr. Styles’ employment agreement.  Stock awards of $3,450 for 2010 are comprised of the fair value of 750 shares of our common stock issued from our 2007 Stock Incentive Plan to Mr. Styles on December 17, 2007, which vested during each fiscal year based on the closing market price of $4.60 per share as of the date of issuance. We recognized the fair value of option awards in our Consolidated Financial Statements for fiscal 2011 and 2010 with a fair value totaling $247,785 and $63,270, respectively. These amounts do not reflect the actual amounts that may be realized. The 2010 amount is comprised of the fair value of a fully vested ten-year option to purchase 15,000 shares of common stock at an exercise price of $8.60 per share awarded on July 9, 2010 with a fair value of $127,860, and the vested portion of a ten-year option to purchase our common stock issued on October 4, 2010 at an exercise price of $10.20 per share.  The total fair value of this option was $497,416, of which $288,910 and $119,925 was vested at December 31, 2011 and 2010, respectively. The fair values of the options were computed using the Black-Scholes option valuation method with the assumptions as detailed in Note 11 to the Notes to Consolidated Financial Statements.  All other compensation for fiscal 2011 and 2010 was comprised of the value of rent of $4,293 and $7,360, respectively, for an apartment in the Czech Republic and $6,346 and $10,879 respectively, paid for an automobile.  Mr. Styles resigned as an officer and director in July 2011.

(4)
The 2012 stock awards amount is comprised of the fair value of the vested portion of a grant of 20,000 shares of restricted stock award on August 17, 2012 at a price of $2.24 per share based on the closing market price of that date. The fair value of the award was $44,800, of which $16,693 was recognized in 2012. The 2011 option awards amount is comprised of the fair value of a fully vested ten-year option to purchase 8,750 shares of common stock at an exercise price of $10.40 per share awarded on March 14, 2011 with a fair value of $79,907. This amount does not reflect the actual amounts that may be realized. The fair values of the options were computed using the Black-Scholes option valuation method with the assumptions as detailed in Note 11 to the Notes to Consolidated Financial Statements.

The following table summarizes equity awards outstanding at December 31, 2012 for each of the executive officers named in the Summary Compensation Table above:

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William B. Smith	12,500	--	--	$7.80	8/21/2016	--	--	--	--
Matthew DeVries	--	--	--	--	--	20,000	13,000
Matthew DeVries	8,750	--	--	$10.40	3/13/2021	--	--	--	--
Matthew DeVries	9,016	--	--	$20.00	9/8/2018	--	--	--	--

Employment Agreements

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

The table below summarizes the compensation we paid to non-employee directors for the year ended December 31, 2012:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John J. Boyle III (1)	-	50,594	-	-	-	-	50,594
John J. Boyle III (1)	-	50,594	-	-	-	-	50,594
Paul D. Fletcher (2)	-	57,540	-	-	-	-	57,540
Charles E. Hunt (3)	-	39,683	-	-	-	-	39,683
John E. Rehfeld (4)	-	57,540	-	-	-	-	57,540
W. Duncan Troy (5)	22,382	39,683	-	-	-	-	62,065
Mark W. Weber (6)	-	49,603	-	-	-	-	49,603
_____________
(1)
The 2012 stock awards amount is comprised of the fair value of the vested portion of a grant of 25,500 shares of restricted stock award on Jun 1, 2012 at a price of $3.40 per share based on the closing market price of that date. The fair value of the award was $86,700, of which $50,594 was recognized in 2012.

(2)
The 2012 stock awards amount is comprised of the fair value of the vested portion of a grant of 29,000 shares of restricted stock award on Jun 1, 2012 at a price of $3.40 per share based on the closing market price of that date. The fair value of the award was $98,600, of which $57,540 was recognized in 2012.

(3)
The 2012 stock awards amount is comprised of the fair value of the vested portion of a grant of 20,000 shares of restricted stock award on Jun 1, 2012 at a price of $3.40 per share based on the closing market price of that date. The fair value of the award was $68,000, of which $39,683 was recognized in 2012.

(4)
The 2012 stock awards amount is comprised of the fair value of the vested portion of a grant of 29,000 shares of restricted stock award on Jun 1, 2012 at a price of $3.40 per share based on the closing market price of that date. The fair value of the award was $98,600, of which $57,540 was recognized in 2012.

(5)
Fees paid in cash represent amounts paid for service as Sendio’s Executive Director.  The 2012 stock awards amount is comprised of the fair value of the vested portion of a grant of 20,000 shares of restricted stock award on Jun 1, 2012 at a price of $3.40 per share based on the closing market price of that date. The fair value of the award was $68,000, of which $39,683 was recognized in 2012.

(6)
The 2012 stock awards amount is comprised of the fair value of the vested portion of a grant of 25,000 shares of restricted stock award on Jun 1, 2012 at a price of $3.40 per share based on the closing market price of that date. The fair value of the award was $85,000, of which $49,603 was recognized in 2012.

The option amounts do not reflect the actual amounts that may be realized. The fair values of the options were computed using the Black-Scholes option valuation method with the assumptions as detailed in Note 11 to the Notes to Consolidated Financial Statements.

2007 Stock Incentive Plan

In October 2007, our board of directors adopted the Vu1 Corporation 2007 Stock Incentive Plan (the “Stock Plan”).  As of December 31, 2012, 309,004 shares of common stock were reserved for issuance upon the exercise of outstanding stock options under the Stock Plan.  Set forth below is a summary of the Stock Plan, but this summary is qualified in its entirety by reference to the full text of the Stock Plan, which has been filed with the SEC, and any stockholder who wishes to obtain a copy of the Stock Plan may do so by written request to Vu1 Corporation, 1 Liberty Plaza, 23rd Floor, New York, NY 10006, Attention: Mr. Matthew DeVries, Chief Financial Officer.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 20, 2013 by:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)		Percent of Class (3)
SAM Special Opportunity Fund	1,264,894	(4)	14.9%
SAM Advisors LLC	1,264,894	(4)	14.9%
William B. Smith	1,264,894	(4)	14.9%
111 Broadway, Suite 808
New York, New York 10006
Polymer Holdings, Ltd.	715,058	(5)	8.4%
Broomhill Road
Stonehaven, UK AB39 2NH
Matthew DeVries	85,366	(6)	1.0%
John J. Boyle III	-		*
Paul D. Fletcher	210,000	(7)	2.5%
Charles Hunt, Ph. D.	84,138	(8)	1.0%
John E. Rehfeld	-		*
Duncan Troy	134,517	(9)	1.6%
Mark W. Weber	257,033	(10)	3.0%
All directors and officers as a group (10 persons)	2,035,948	(11)	23.9%

_____________

*	Less than 1% of outstanding shares.

(1)	Unless otherwise indicated, the address of each person is c/o Vu1 Corporation, 1 Liberty Plaza, 23rd Floor, New York, New York 10006.

(2)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 20, 2013, by the exercise or conversion of any warrant, stock option or other convertible securities. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(3)
The calculation in this column is based upon 8,501,793 shares of common stock outstanding on March 20, 2013.  The shares of common stock underlying warrants, stock options or other convertible securities are deemed outstanding for purposes of computing the percentage of the person holding them but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)
Consists of 354,207 shares of common stock and warrants to purchase 77,912 shares of common stock at an exercise price of $15.00 per share held by SAM Special Opportunity Fund, LP, an investment partnership advised by SAM Advisors, LLC, and 570,275 shares of common stock held by SAM Advisors, LLC, a money management firm. Also includes options to purchase 12,500 shares of common stock at an exercise price of $7.80 per share and options to purchase 83,334 shares of common stock at an exercise price of $1.70 per share.  Does not include options to purchase 166,666 shares of common stock as these options are not vested within 60 days of March 20, 2013. Mr. Smith, our Chairman and Chief Executive Officer, is the President and Chief Executive Officer of SAM Advisors, LLC.

(5)	Includes warrants to purchase 23,302 shares of common stock at an exercise price of $15.00 per share.

(6)
Includes stock options to purchase 9,016 shares of common stock at an exercise price of $20.00 per share, stock options to purchase 8,750 shares of common stock at an exercise price of $10.60 per share and options to purchase 10,100 shares of common stock at an exercise price of $1.61 per share. Does not include a restricted stock award of 20,000 shares of common stock as these shares are not vested within 60 days of March 20, 2013.

(7)	Includes warrants to purchase 105,000 shares of common stock at an exercise price of $1.50 per share.

(8)
Includes stock options to purchase 12,500 shares of common stock at an exercise price of $7.60 per share, a stock option to purchase 6,250 shares of common stock at an exercise price of $4.60 per share, a stock option to purchase 2,500 shares of common stock at an exercise price of $13.00 per share, a stock option to purchase 12,000 shares of common stock at an exercise price of $20.00 per share, and a stock option to purchase 3,750 shares of common stock at an exercise price of $10.60 per share.

(9)
Includes a stock option to purchase 7,500 shares of common stock at an exercise price of $20.00 per share, a stock option to purchase 2,500 shares of common stock at an exercise price of $13.00 per share, a stock option to purchase 10,000 shares of common stock at an exercise price of $10.60 per share, a stock option to purchase 16,250 shares of common stock at an exercise price of $1.61 per share and 46,667 shares of common stock held by Private Equity III Ltd., an investment entity of which Mr. Troy is a director.

(10)
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

(11)	Comprised of William B. Smith, Matthew DeVries, John J. Boyle III, Paul D. Fletcher, Charles Hunt, John E. Rehfeld, Duncan Troy and Mark Weber.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary description of all transactions during the year ended December 31, 2012 and to date, and any currently proposed transactions, between us and any of our related parties.  All ongoing and any future related party transactions have been and will be made or entered into on terms that are no less favorable to us than those that may be obtained from an unaffiliated third party.  In addition, any future related party transactions must be approved by a majority of the disinterested members of our board of directors.  If a related person proposes to enter into such a transaction with us, such proposed transaction must be reported to us, in advance.

Related Party Transactions

During the year ended December 31, 2012, we paid consulting fees of $125,000 to SAM Advisors, LLC for services rendered to us.  In addition, From August 31, 2012 to December 31, 2012, we issued 56,208 shares of common stock with a fair value of $62,500 to SAM Advisors, LLC pursuant to our agreement with SAM to convert its monthly fee to common stock at the price of our common stock on the last day of each month.  SAM Advisors LLC is owned by William B. Smith, our Chairman and Chief Executive Officer.

Two of our board members invested $105,000 and $15,000 in our unit private placement, as discussed in Note 11 to the Notes to Consolidated Financial Statements.

One of our board members converted a loan totaling $57,385 (including $7,385 of accrued interest and loan fees) into 16,396 shares of our common stock, three year warrants to purchase 16,396 shares of our common stock at an exercise price of $3.75 per share and three year warrants to purchase 16,429 shares of our common stock at an exercise price of $11.00 per share, as discussed in Note 8 to the Notes to Consolidated Financial Statements.

During the year ended December 31, 2012, we paid fees of $22,382 to Duncan Troy for services rendered as the managing director of Sendio.  Mr. Troy is a member of our board of directors.

In September 2010, we entered into an agreement with Integrated Sales Solutions II, LLC (“ISS”) to enhance our capabilities in designing and establishing sales strategy and distribution channels with retail, electrical utilities, electrical distributors and government agencies. ISS became a related party to us upon the appointment of Bill K. Hamlin to our board of directors in October 2010.  Mr. Hamlin is the Chief Executive Officer of ISS. In April 2011, we entered into an agreement with Hamlin Consulting, LLC to advise and assist us in defining logistics, warehousing, finished goods requirements, distribution, packaging, merchandising and support for our ESL bulbs. ISS and Hamlin Consulting are owned by Bill K. Hamlin, a former director of our company and our former President and Chief Operating Officer. We paid $13,268 to ISS and $45,000 to Hamlin Consulting for the year ended December 31, 2012.

Except as otherwise disclosed above, none of our directors, executive officers, greater than five percent stockholders, or any associate or affiliate thereof had any material interest, direct or indirect, in any transaction with us during the year ended December 31, 2012.

Director Independence

Six members of our board of directors, John J. Boyle III, Paul D. Fletcher, Charles E. Hunt, John E. Rehfeld, Duncan Troy and Mark W. Weber, are considered “independent” within the meaning of the listing rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Peterson Sullivan, LLP for Fiscal 2012 and 2011

The following is a summary of the aggregate fees billed to us by Peterson Sullivan LLP, our current independent registered public accounting firm, for the fiscal years ended December 31, 2012 and 2011:

	Fiscal 2012	Fiscal 2011
Audit Fees	$40,800	$40,000
Audit Related Fees	16,800	29,325
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$57,600	$69,325

Policy for Approval of Audit and Permitted Non-Audit Services

Our Board of Directors, which serves as our audit committee, reviews the scope and extent of all audit and non-audit services to be provided by the independent auditors, including any engagement letters, and reviews and pre-approves all fees to be charged for such services. During 2012 and 2011, our independent auditors did not provide any non-audit services to us.  The Board of Directors may establish additional or other procedures for the approval of audit and non-audit services that our independent auditors perform. In pre-approving services to be provided by the independent auditors, the Board of Directors considers whether such services are consistent with applicable rules regarding auditor independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report are as follows:

1.           Financial Statements: The following Consolidated Financial Statements, related notes and report of independent registered public accounting firm are incorporated by reference into Item 8 of Part II of this Annual Report:

2.           Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3.           Exhibits.

Exhibit No.		Description
3.1A	(1)	Amended and Restated Articles of Incorporation of Vu1 Corporation dated June 30, 2000.

3.1B	(1)	Certificate of Amendment of Articles of Incorporation dated May 19, 2008.

3.1C	(1)	Certificate of Amendment of Articles of Incorporation dated August 25, 2008.

3.1D	(17)	Certificate of Amendment of Articles of Incorporation dated November 10, 2011.

3.2A	(2)	Bylaws of Vu1 Corporation.

3.2B	(3)	Amendment of Bylaws effective August 6, 1997.

3.2C	(16)	Amendment of Bylaws effective September 30, 2011.

4.1	(11)	Form of Common Stock Purchase Warrant of Vu1 Corporation, dated February 3, 2011, for each investor. (15)

10.1	(4)	Vu1 Corporation 2007 Stock Incentive Plan.

10.2	(5)	Form of Vu1 Corporation Stock Option Agreement.

10.4	(6)	Lease Contract between Sendio s.r.o. and Milan Gottwald, dated May 28, 2008.

10.5A	(7)	Purchase Agreement between Sendio s.r.o. and Milan Gottwald, dated November 25, 2008.

10.5B	(8)	Business Agreement, as an annex to the Purchase Agreement, between Sendio, s.r.o and Milan Gottwald, dated March 3, 2009.

10.6	(7)	Deed of Guarantee between Vu1 Corporation and Milan Gottwald, dated November 24, 2008.

10.7	(9)	Tenancy Agreement between Sendio s.r.o. and Milan Gottwald, dated December 2, 2009.

10.8	(9)	Amendment No. 2 to the Purchase Agreement dated November 25, 2008 dated December 2, 2009 between Sendio s.r.o. and Milan Gottwald.

10.9	(10)	Executive Employment Agreement effective October 4, 2010 by and between the Company and Philip Styles.

10.10	(11)	Securities Purchase Agreement, dated as of February 3, 2011, between Vu1 Corporation and each purchaser identified on the signature pages thereto.

10.11	(11)	Registration Rights Agreement, dated as of February 3, 2011, between Vu1 Corporation and each of the several purchasers signatory thereto.

10.13	(12)	Vu1 Corporation 2007 Stock Incentive Plan, as amended on March 14, 2011.

10.14	(13)	Employment Agreement, dated April 27, 2011, between Vu1 Corporation and Scott C. Blackstone, Ph.D.

10.15	(14)	Form of Securities Purchase Agreement, dated as of June 15, 2011, between Vu1 Corporation and each purchaser identified on the signature pages thereto.

10.16	(14)	Form of Original Issue Discount Convertible Debenture issued June 22, 2011, by Vu1 Corporation to each of the purchasers.

10.17	(14)	Form of Common Stock Purchase Warrant issued June 22, 2011, by Vu1 Corporation to each of the purchasers.

10.18	(14)	Registration Rights Agreement, dated as of June 16, 2011, between Vu1 Corporation and each of the purchasers.

10.19	(14)	Amendment No. 1 to the Lease Contract, dated December 2, 2009 between Sendio s.r.o. and Milan Gottwald.

10.20	(14)	Amendment No. 3 to the Purchase Agreement dated November 25, 2008 between Sendio s.r.o. and Milan Gottwald.

10.21	(15)	Employment Agreement, dated July 28, 2011, between Vu1 Corporation and Bill K. Hamlin.

10.22	(18)	Form of 12% Convertible Promissory Note for interim bridge loan.

10.23	(19)	Form of Common Stock Purchase Warrant of Vu1 Corporation, issued December 20, 2012 by Vu1 for each investor.

10.24	(19)	Form of Securities Purchase Agreement, dated December 20, 2012, between Vu1 Corporation and each investor.

10.25	(19)	Form of Loan Agreement, dated as of December 20, 2012, between Vu1 Corporation and each purchaser.

10.26	(19)	Deed of Assignment dated as of December 20, 2012, between Vu1 Corporation and each purchaser.

14.1	(12)	Code of Business Conduct and Ethics.

14.2	(12)	Code of Ethics for the CEO and Senior Financial Officers.

21.1	(12)	List of Subsidiaries.

31.1	**	Rule 13a-14(a)/15d-14(a) Certification of William B. Smith

31.2	**	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries

32.1	**	Certification of William B. Smith, CEO, and Matthew J. DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	*	XBRL Instance Document*

101 SCH	*	XBRL Schema Document*

101 CAL	*	XBRL Calculation Linkbase Document*

101 DEF	*	XBRL Definition Linkbase Document*

101 LAB	*	XBRL Labels Linkbase Document*

101 PRE	*	XBRL Presentation Linkbase Document*

_______________
Unless otherwise indicated, exhibits were previously filed.

*	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
**	Filed herewith.

(1)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on September 15, 2008.

(2)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-QSB as filed with the Commission on November 12, 1996.

(3)	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K filed on April 15, 1998.

(4)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-QSB as filed with the Commission on November 14, 2007.

(5)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on November 21, 2007.

(6)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on June 3, 2008.

(7)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on December 15, 2008.

(8)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on March 6, 2009.

(9)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on December 15, 2009.

(10)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-Q filed on November 22, 2010.

(11)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on February 11, 2011.

(12)	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K filed on March 31, 2011.

(13)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on May 3, 2011.

(14)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on June 22, 2011.

(15)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on August 3, 2011.

(16)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on October 25, 2011.

(17)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on November 16, 2011.

(18)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-Q filed on November 21, 2011.

(19)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on January 31, 2013.

(b) The financial statement schedules are either not applicable or the required information is included in the financial statements and footnotes related thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VU1 CORPORATION

Date: March 28, 2013	By:	/s/William B. Smith
William B. Smith
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ William B. Smith William B. Smith	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 28, 2013

/s/ Matthew J. DeVries Matthew J. DeVries	Chief Financial Officer (principal financial and accounting officer)	March 28, 2013

/s/ John J. Boyle III John J. Boyle III	Director	March 28, 2013

/s/ Paul D. Fletcher Paul D. Fletcher	Director	March 28, 2013

/s/ Charles E. Hunt, Ph.D. Charles E. Hunt, Ph.D.	Director	March 28, 2013

/s/ John E. Rehfeld John E. Rehfeld	Director	March 28, 2013

/s/ Duncan Troy Duncan Troy	Director	March 28, 2013

/s/ Mark W. Weber Mark W. Weber	Director	March 28, 2013

Vu1 CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vu1 Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Vu1 Corporation and Subsidiaries ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vu1 Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company incurred a net loss of $3,825,448, and it had negative cash flows from operations of $1,568,781 in 2012.  In addition, the Company had an accumulated deficit of $83,406,639 at December 31, 2012.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 28, 2013

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
ASSETS	2012	2011
Current assets
Cash	$328,188	$10,992
Accounts receivable	-	3,616
Tax refund receivable	-	57,089
Prepaid expenses	42,722	38,948

Total current assets	370,910	110,645

Non-current assets
Equipment, net of accumulated depreciation of $23,586 and $318,424, respectively	-	1,740
Loan costs	118,500	325,244
Total assets	$489,410	$437,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,008,692	$1,012,186
Accrued payroll	192,725	475,176
Loan payable	100,000	-
Convertible debentures, net of discount of $571,254 and $0, respectively	3,546,496	-
Convertible bridge loans	309,000	-
Liabilities of Sendio	555,454	-
Capital lease obligation, current portion	-	5,624
Total current liabilities	5,712,367	1,492,986
Long-term liabilities
Convertible debentures, net of discount of $0 and $1,603,838, respectively	-	2,513,912
Convertible bridge loans	-	489,250
Derivative warrant liability	-	592,783
Capital lease obligation, net of current portion	-	4,114
Total liabilities	5,712,367	5,093,045

Stockholders' equity
Vu1 Corporation's stockholders' equity (deficit)
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 90,000,000 shares authorized; 7,130,226 and 5,568,253 shares issued and outstanding, respectively	78,279,737	74,898,008
Accumulated deficit	(83,406,639)	(79,581,191)
Accumulated other comprehensive income	-	123,822
Total Vu1 Corporation's stockholders' equity (deficit)	(5,126,902)	(4,559,361)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' equity (deficit)	(5,222,957)	(4,655,416)
Total liabilities and stockholders' equity	$489,410	$437,629

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Years ended December 31,
	2012	2011

Revenue	$-	$7,816
Cost of revenue	-	47,357

Gross profit	-	(39,541)

Operating expenses
Research and development	547,276	3,708,932
General and administrative	1,538,312	3,329,469
Marketing	755,307	984,115
Impairment loss	-	1,812,728
Inventory write down	-	99,632
Total operating expenses	2,840,895	9,934,876

Loss from operations	(2,840,895)	(9,974,417)

Other income (expense)
Interest income	19	177
Interest expense	(1,309,917)	(605,247)
Derivative valuation gain	592,783	1,497,865
Loss on extinguishment of debt	(353,161)	-
Loss on extinguishment of accounts payable	(63,473)	-
Gain on disposal of foreign subsidiary	149,196	-
Total other income (expense)	(984,553)	892,795

Loss before provision for income taxes	(3,825,448)	(9,081,622)

Provision for income taxes	-	-

Net loss	$(3,825,448)	$(9,081,622)

Other comprehensive income (loss):
Foreign currency translation adjustments	25,374	86,275
Reclassification adjustment on disposal of foreign subsidiary	(149,196)	-

Comprehensive loss	$(3,949,270)	$(8,995,347)

Loss per share
Basic	$(0.64)	$(1.64)
Diluted	$(0.64)	$(1.64)
Weighted average shares outstanding
Basic	5,949,211	5,520,903
Diluted	5,949,211	5,520,903

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012

	Vu1 Corporation Stockholders
				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive	Non-Controlling
	Shares	Amount	Deficit	Income	Interest	Total

Balance December 31, 2010	5,249,638	$71,597,111	$(70,499,569)	$37,547	$(96,055)	$1,039,034
Share-based compensation - options	-	1,006,807	-	-	-	1,006,807
Share-based compensation - stock	40,625	339,924	-	-	-	339,924
Issuance of units of stock and warrants for cash	279,060	2,336,901	-	-	-	2,336,901
Derivative warrant liability	-	(2,090,648)	-	-	-	(2,090,648)
Issuance of stock and warrants for services	6,650	66,500	-	-	-	66,500
Issuance of stock for settlement	5,000	51,000	-	-	-	51,000
Forfeited stock grant	(2,206)	-	-	-	-	-
Prior year forfeited stock grant	(10,895)	-	-	-	-	-
Warrants issued with convertible notes	-	788,972	-	-	-	788,972
Warrants issued for loan costs	-	142,601	-	-	-	142,601
Beneficial conversion feature	-	658,840	-	-	-	658,840
Rounding due to reverse split	381	-	-	-	-	-
Net loss	-	-	(9,081,622)	-	-	(9,081,622)
Foreign currency translation adjustments	-	-	-	86,275	-	86,275
Balance December 31, 2011	5,568,253	74,898,008	(79,581,191)	123,822	(96,055)	(4,655,416)
Share-based compensation - options	-	134,349	-	-	-	134,349
Share-based compensation - stock	168,500	311,336	-	-	-	311,336
Issuance of units of stock and warrants for cash	932,365	1,825,768	-	-	-	1,825,768
Issuance of stock for services	79,585	143,954	-	-	-	143,954
Issuance of stock and warrants for bridge note payable	55,267	546,593	-	-	-	546,593
Issuance of stock and warrants for accounts payable	262,000	374,750	-	-	-	374,750
Issuance of stock for accounts payable	64,256	44,979	-	-	-	44,979
Net loss	-	-	(3,825,448)	-	-	(3,825,448)
Foreign currency translation adjustments	-	-	-	25,374	-	25,374
Reclassification adjustment on disposal of foreign subsidiary	-	-	-	(149,196)	-	(149,196)
Balance December 31, 2012	7,130,226	$78,279,737	$(83,406,639)	$-	$(96,055)	$(5,222,957)

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,825,448)	$(9,081,622)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	1,740	98,719
Share-based compensation	134,349	1,006,807
Issuance of stock for services	455,290	339,924
Amortization of discount and prepaid interest on notes payable	1,032,584	461,724
Amortization of loan costs	223,230	130,107
Derivative valuation gain	(592,783)	(1,497,865)
Loss on extinguishment of debt	353,160	-
Loss on extinguishment of accounts payable	63,473	-
Gain on disposal of foreign subsidiary	(149,196)	-
Impairment loss and inventory write down	-	1,812,728
Inventory allowance	-	99,632
Changes in assets and liabilities:
Accounts receivable	3,616	(3,616)
Inventory	-	(99,632)
Tax refund receivable	-	(23,888)
Prepaid expenses	9,083	27,800
Accounts payable	631,223	632,176
Accrued payroll	90,898	316,940
Net cash flows from operating activities	(1,568,781)	(5,780,066)

Cash flows from investing activities:
Purchases of equipment and construction in process	-	(20,816)
Deposits on building purchase	-	(243,331)
Net cash flows from investing activities	-	(264,147)

Cash flows from financing activities:
Proceeds from sales of common stock and warrants	1,825,768	2,336,901
Proceeds from issuance of short term notes payable	100,000	-
Proceeds from issuance of convertible notes payable and warrants	-	3,500,000
Cash paid for loan costs and prepaid interest	(40,000)	(298,500)
Proceeds from issuance of bridge notes	-	475,000
Payments on loan payable	-	(2,310)
Payments on capital lease obligations	-	(3,986)
Net cash flows from financing activities	1,885,768	6,007,105

Effect of exchange rate changes on cash	209	(71,519)

Net change in cash	317,196	(108,627)

Cash, beginning of period	10,992	119,619

Cash, end of period	$328,188	$10,992
Supplemental Cash Flow Information:
Cash paid for interest	$25,000	$2,203
Supplemental Non-Cash Investing and Financing Activities:
Conversion of Bridge Loan to Common Stock and Warrants	$193,431	$-
Issuance of Common Stock and Warrants for Accounts Payable	$356,256	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

General

All references in these consolidated financial statements to “we,” “us,” “our,” and the “Company” are to Vu1 Corporation, Sendio, s.r.o., our former Czech Republic based subsidiary, and our inactive subsidiary Telisar Corporation, unless otherwise noted or indicated by its context.

We are focused on designing, developing and selling a line of mercury free, energy efficient lighting products based on our proprietary light-emitting technology. For the past several years, we have primarily focused on research and development efforts for our technology and the related manufacturing processes.

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and manufacturing facility.  As discussed in Note 2, 6 and 13, the Company has ceased the operations of Sendio effective on February 13, 2012 and, as a result has recognized an impairment of all of its long term assets and inventory during the year ended December 31, 2011.

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

Translating Financial Statements

The functional currency of Sendio is the Czech Koruna (CZK).  The accounts of Sendio contained in the accompanying consolidated balance sheets as of December 31, 2012 and 2011 have been translated into United States dollars at the exchange rate prevailing as of those dates. Translation adjustments are included in “Accumulated Other Comprehensive Income,” a separate component of stockholders’ equity. The accounts of Sendio in the accompanying consolidated statements of operations for the years ended December 31, 2012 and 2011 have been translated using the average exchange rates prevailing for the respective periods.  Sendio recorded an aggregate of $0 and ($19,894) of foreign currency transaction loss as general and administrative expense in the accompanying statements of operations for the years ended December 31, 2012 and 2011, respectively.  During the year ended December 31, 2012 we recognized the balance of Accumulated Other Comprehensive Income of $149,196 as a gain on liquidation of foreign subsidiary in the accompanying statement of operations for the year ended December 31, 2012 as we no longer have an ongoing investment in a foreign subsidiary.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2012 we have $78,188 of cash in excess of federal insurance limits.

Equipment

Equipment is comprised of equipment used in the testing and development of the manufacturing process for our lighting products and is stated at cost. We provide for depreciation using the straight-line method over the estimated useful lives of three to five years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of equipment are reflected in the statements of operations.

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

Loan Costs

Loan costs are amortized to interest expense using the straight line method, which approximates the effective interest method, over the life of the related loans.

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Management reviewed the assets at December 31, 2012 and determined there was no impairment. Management reviewed the assets at December 31, 2011 and determined that the long-lived assets of Sendio were fully impaired as further discussed in Note 13.  As a result of this determination, we recognized an impairment loss for the year ended December 31, 2011 related to Sendio’s long term assets as follows:

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

We carry our long term convertible debt at historical cost. The fair value of our convertible debt in its hybrid form is determined, for disclosure purposes only, based upon its forward cash flows, at credit risk adjusted rates, plus the fair value of the conversion feature. The fair value of our convertible debentures is $3,962,307 at December 31, 2012 based on the present value of the future cash flows of the instrument.

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. Significant fair value measurements resulted from the application of ASC 815 to our convertible promissory note and warrant financing arrangements and ASC 718-10 for our share-based payment arrangements. We used level 3 inputs to measure fair value of these instruments.

Non-Controlling Interest

Non-controlling interest represents the equity of the 33.3% non-controlling shareholders of Telisar Corporation.  The subsidiary had no operations during 2012 and 2011.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the years ended December 31, 2012 and 2011, research and development expenses were comprised primarily of technical consulting expenses, salaries and related benefits and overheads, rent and operational costs related to the development of the production line.

Share-Based Payments

We account for share-based compensation expense to reflect the fair value of share-based awards measured at the grant date.  This expense is recognized over the requisite service period and is adjusted each period for anticipated forfeitures. We estimate the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. On October 26, 2007 our Board of Directors approved the Vu1 Corporation 2007 Stock Incentive Plan (the “Stock Incentive Plan”).  A total of 500,000 shares of our common stock were authorized for issuance under the Stock Incentive Plan.  The Stock Incentive Plan was approved by our stockholders on May 22, 2008. On March 14, 2011, our Board of Directors increased the number of shares of our common stock that we are authorized to issue under our Stock Incentive Plan from 500,000 shares to 1,000,000 shares.  A majority of our stockholders approved the amendment to the Stock Incentive Plan on October 10, 2011.  See Note 11.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments and a reclassification on disposal of foreign subsidiary.

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

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to our net losses:

	Years ended December 31,
	2012	2011
Warrants	2,012,034	921,963
Convertible debt	374,346	374,346
Stock options	309,004	591,181
Unvested stock	168,500	7,529
Total potentially dilutive securities	2,863,884	1,895,019

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States which contemplate our continuation as a going concern. For the year ended December 31, 2012, we had a net loss of $3,825,448 and we had negative cash flows from operations of $1,568,781. In addition, we had an accumulated deficit of $83,406,639 at December 31, 2012. These factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to year end, we raised gross proceeds of $105,000 in a private placement of our common stock and warrants to accredited investors.  See Note 14.

NOTE 4 – TAX REFUND RECEIVABLE

Tax refund receivable represents the 19% value added tax receivable from the government of the Czech Republic at December 31, 2011.  No allowance for doubtful accounts has been provided as we believe the amounts are fully collectible.  There is no amount at December 31, 2012 due to the insolvency of Sendio during 2012.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012 we paid consulting fees of $125,000 to SAM Advisors, LLC for services rendered to the Company. In addition, From August 31, 2012 to December 31, 2012 we issued 56,208 shares of common stock with a fair value of $62,500 to SAM Advisors, LLC pursuant to our agreement with SAM to convert their monthly fee to common stock at the price of our common stock on the last day of each month.  SAM Advisors LLC is owned by William B. Smith, our Chairman and chief executive officer.

Two of our board members invested $105,000 and $15,000 in our unit private placement as discussed in Note 11.

One of our board members converted a loan totaling $57,385 (including $7,385 of accrued interest and loan fees) into 16,396 shares of our common stock, three year warrants to purchase 16,396 shares of our common stock at an exercise price of $3.75 per share and three year warrants to purchase 16,429 shares of our common stock at an exercise price of $11.00 per share as discussed in Note 8.

During the year ended December 31, 2012 we paid fees of $22,382 to Duncan Troy for services rendered as the managing director of Sendio.  Mr. Troy is a member of our board of directors.

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

In September 2010, we entered into an agreement with Integrated Sales Solutions II, LLC (“ISS”) to enhance our capabilities in designing and establishing sales strategy and distribution channels with retail, electrical utilities, electrical distributors and government agencies. ISS became a related party to us upon the appointment of Bill K. Hamlin to our board of directors in October, 2010.  Mr. Hamlin is the Chief Executive Officer of ISS. In April 2011, we entered into an agreement with Hamlin Consulting, LLC to advise and assist us in defining logistics, warehousing, finished goods requirements, distribution, packaging, merchandising and support for our ESL bulbs. ISS and Hamlin Consulting are owned by Bill K. Hamlin, a former director of our company and our former President and Chief Operating Officer. We paid $13,268 and $144,000 to ISS and $45,000 and $180,000 to Hamlin Consulting for the years ended December 31, 2012 and 2011, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Sendio Facility Operating Lease and Purchase Agreement

On May 28, 2008, Sendio entered into a lease contract for certain facilities located in the city of Olomouc in the Czech Republic.   On December 2, 2009, Sendio executed a new lease agreement (the “Lease Agreement”) for its existing office and manufacturing facilities in the Czech Republic. The New Lease Agreement commenced on December 1, 2009 and specifies annual rent of CZK 13,365,000 plus applicable VAT taxes (CZK 1,113,750 per month), less amounts paid by existing tenants in the building.  The rent was CZK 719,556 per month after offset of the amounts paid by existing tenants and would increase should the existing tenants vacate the premises by the amount paid by the vacating tenant.  The Lease Agreement expired on June 30, 2011. On June 22, 2011, Sendio s.r.o. amended the lease agreement (the “New Lease Agreement”), dated December 2, 2009, for its former office and manufacturing facilities located in the city of Olomouc in the Czech Republic.  The amendment extended the termination date of the lease from June 30, 2011 to June 30, 2013.  There were no changes in the rent to be paid for the facilities. The annual rent remains CZK 13,365,000, plus applicable VAT taxes (CZK 1,113,750 per month), less amounts paid by existing tenants in the building.  The rent was CZK 719,556, plus applicable VAT taxes per month after offset of the amounts paid by existing tenants, and would increase if the existing tenants vacate the premises by the amount paid by the vacating tenant. Our rent increased on September 1, 2011 by CZK 357,633 to CZK 1,074,189 due to an existing tenant vacating the premises. Sendio was responsible for utilities, maintenance and certain other costs as defined in the New Lease Agreement.

Effective December 9, 2008, Sendio entered into an agreement (the “Purchase Agreement”) to purchase the facilities in the lease from the landlord. The purchase price for the Premises was CZK 179,000,000 (approximately $9.0 million USD) (the “Purchase Price”). A deposit Sendio paid on May 29, 2008 for CZK 4,000,000 was considered an advance on the Purchase Price. We recorded this amount as a non-current asset as a deposit on building purchase in the accompanying balance sheet as of December 31, 2010. The remaining balance of the Purchase Price was payable by means of an escrow account, with payments totaling CZK 175,000,000 originally scheduled to be made to an escrow account in installments, all of which were originally due June 30, 2009.

Also effective December 9, 2008, as additional inducement for the landlord to enter into the Purchase Agreement, Vu1 entered into a Deed of Guarantee with the landlord under which it guaranteed up to CZK 13,500,000 of  the CZK 175,000,000 aggregate payments by Sendio under the Purchase Agreement.  The guarantee expired upon full payment by Sendio of this amount.

On June 22, 2011, Sendio amended and restated the Purchase Agreement, effective December 9, 2008 and amended March 3, 2009 and December 2, 2009 (the “Purchase Agreement”), for the same facilities with Milan Gottwald (“Mr. Gottwald”), the owner. Under the Purchase Agreement, Sendio has made installment payments totaling CZK 23,084,224 into an escrow account through December 31, 2011 to be applied against the total purchase price of CZK 179,000,000.  This amount was originally recorded as a Deposit on building purchase on the accompanying balance sheet.  As discussed in Notes 2 and 13, we reviewed our long-term assets for impairment effective December 31, 2011 and determined that the value of these deposits was impaired.

Also in conjunction with the Purchase Agreement, we issued 15,000 shares of our common stock valued at $135,000 based on the closing market price on the effective date of the agreement of $9.00 per share, to Mr. Gottwald.  This amount has been recorded as general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2011.

Our lease for the premises was terminated effective March 15, 2012 and our obligation to acquire the building was terminated on February 8, 2012 in conjunction with the insolvency of Sendio, sro as discussed in Note 13.

Other Operating Leases

On July 11, 2011 we entered into a month to month lease agreement for office space in New Hampshire.  Monthly rental payments were $1,445 under the lease.  This lease was terminated in April, 2012.

On December 18, 2012 we entered into a 6 month lease for office space in New York, New York.  Monthly rental payments are $2,035.

Total rent expense was $9,859 and $593,918 for the years ended December 31, 2012 and 2011, respectively.

The future payments under the New York lease as of December 31, 2012 are $12,210 for the year ended December 31, 2013.

Investment Banking Agreements

On June 7, 2011, we entered into an agreement with Rodman & Renshaw, LLC to act as our exclusive placement agent for the sale of securities on June 22, 2011 as described in Note 11.  The agreement specified cash compensation of 7% of the purchase price paid in an offering plus warrants equal to 7% of common shares issued or issuable under the offering on the same terms as offered to investors in the private placement.  In addition, cash compensation of 7% of any proceeds from the exercise of warrants issued in conjunction with a private placement will be paid.  The agreement terminated on July 21, 2011.  The obligation for fees and warrants survives for 18 months for proceeds raised from investors in the private placement.

On January 24, 2011, we entered into an agreement with Rodman & Renshaw, LLC to act as our exclusive placement agent for the sale of securities on February 8, 2011 as described in Note 11.  The agreement specified cash compensation of 7% of the purchase price paid in an offering plus warrants equal to 7% of common shares issued or issuable under the offering on the same terms as offered to investors in the private placement.  In addition, cash compensation of 7% of any proceeds from the exercise of warrants issued in conjunction with a private placement will be paid.  The agreement terminated 30 days after a successful private placement.  The obligation for fees and warrants survives for 18 months for proceeds raised from investors in the private placement.

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

Pursuant to a Registration Rights Agreement, dated as of June 16, 2011, with the investors, we agreed to file a shelf registration statement covering the resale of the shares of common stock issuable upon the conversion of the convertible debentures and exercise of the warrants within 30 days after the closing, use our best efforts to cause the shelf registration statement to be declared effective within 90 days after the closing (or 120 days in the event of a “full review” by the SEC), and keep the shelf registration statement effective until the underlying shares have been sold or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on July 15, 2011 and it was declared effective on July 26, 2011.  We evaluated any liability under the registration rights agreement at December 31, 2012 and determined no accrual was necessary.

The carrying value at December 31, 2012 and 2011 and June 22, 2011 (inception) of the convertible debentures is as follows:

	December 31, 2012	December 31, 2011	June 22, 2011 (Issue Date)
Face amount	$4,117,750	$4,117,750	$4,117,750
Original issue discount	(155,443)	(465,072)	(617,750)
	3,962,307	3,652,678	3,500,000
Beneficial conversion feature and warrant allocation	(415,811)	(1,138,766)	(1,447,812)
Carrying value	$3,546,496	$2,513,912	$2,052,188

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

Interest expense related to the convertible debentures is as follows:

	Year Ended December 31,
	2012	2011
Amortization of original issue discount	$309,628	$152,679
Amortization of beneficial conversion feature and warrant allocation	722,956	309,045
Amortization of loan costs	220,852	115,857
	$1,253,436	$577,581

NOTE 8 – CONVERTIBLE BRIDGE LOANS

In October and November 2011, we received $475,000 in gross proceeds from six existing stockholders in an interim bridge loan financing involving the issuance of 12% convertible promissory notes and warrants to purchase common stock.  Included in the proceeds was $50,000 received from Mark W. Weber, a member of our board of directors.  Under the notes, the loans are due upon the earlier of (a) the closing of financing pursuant to which shares of common stock or other equity securities are issued by us for aggregate consideration of not less than $5,000,000, through the (i) conversion of the note, including accrued interest, or (ii) at the lender’s option, repayment of the note, or (b) in any event, two years after the issuance of the note.  The number of shares of common stock issuable upon conversion of the note will be based on a conversion price equal to a 15% discount to the price obtained in any round of equity financing.  In the event we fail to repay the promissory notes on or before November 30, 2011, the note’s interest rate will be increased to 15% per annum.  We did not pay the promissory notes prior to that date, and the interest rate was increased to 15% per annum.  Total interest expense for the years ending December 31, 2012 and 2011 was $54,103 and $25,463 (including $14,250 of loan costs), respectively.

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

During the year ended December 31, 2012, three of the convertible bridge loans totaling $193,431 (including accrued interest and loan fees of $18,431) were converted into 55,267 units in our private placement offering as discussed in Note 11.  Accordingly, we issued 55,267 shares of our common stock, three year warrants to purchase 55,267 shares of our common stock at an exercise price of $3.75 per share and three year warrants to purchase 57,500 shares of our common stock at an exercise price of $11.00 per share.  The fair value of the common stock was $230,540 based on the market prices of our common stock on the respective dates of conversion ranging from $2.11 to $5.75 per share.  The fair value of the three year warrants to purchase 55,267 shares of our common stock at an exercise price of $3.75 per share was $171,023 and fair value of the three year warrants to purchase 57,500 shares of our common stock at an exercise price of $11.00 per share was $145,029.  We recognized a loss on debt conversion in the amount of $353,161 on the dates of conversion for the notes.  The fair value of the warrants issued upon the conversion was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.31% to 0.82%, volatility – 103.6% to 198.4%, and an expected dividend rate of 0%.

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

The remaining bridge loans were converted to common stock and warrants subsequent to year end.  See Note 14.

NOTE 9 – LOAN PAYABLE

On December 20, 2012, we received gross proceeds of $100,000 pursuant to the terms of a Loan Agreement dated December 20, 2012.  The loan is secured by a Deed of Assignment for certain inventory and all proceeds from the sale of the inventory.  The loan is payable on June 23, 2013, six months from the date of the agreement.  We prepaid interest of $25,000 for the term of the loan and $15,000 for loan costs, which are being amortized over the life of the note.  We recognized $1,486 and $0 of interest expense and $892 and $0 for loan cost amortization within interest expense for the years ended December 31, 2012 and 2011, respectively.

Total principal payments for future years for the Convertible Bridge Loans, the Convertible Debentures described in Note 7, the Convertible Bridge Loans described in Note 8 and the Loan Payable are as follows as of December 31, 2012:

December 31, 2012
2013	4,526,750
$4,526,750

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are classified as liabilities and carried at fair value, with changes reflected in the statement of operations.

On February 9, 2011, we issued five-year warrants to purchase 262,750 shares of our common stock at an exercise price of $12.00 per share in conjunction with the private placement described in Note 11.  If we issue common stock or common stock equivalents at a price per share less than the exercise price of the warrants, the exercise price of the warrants is decreased to equal the price at which the common stock or common stock equivalents were issued.  The exercise price cannot be reduced below $9.00 per share. We determined that the potential adjustment to the exercise price of the warrants exceeded the economic dilution suffered and therefore the warrants are not to be considered indexed to our common stock and causes the warrants to be a derivative liability. Derivative financial instruments are classified as liabilities and carried at fair value at each reporting date, with changes reflected in the statements of operations.

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

On January 24, 2012, the exercise price of the warrants was further reduced to $9.00 per share in conjunction with the private placement as described in Note 11.  As a result, we recognized the difference in the fair value of the warrants of $46,444 as of that date as an additional unrealized fair value change in the derivative gain for the year ended December 31, 2012.  As a result of this reduction, the exercise price no longer has the potential for further adjustment, and we determined that the warrants no longer represented a derivative liability, and the remaining balance of the derivative liability was recognized as a derivative gain in the amount of $639,227.

The following table summarizes the components of changes in our derivative warrant liability during the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011
Beginning balance	$592,783	$-
Derivatives recognized upon issuance	-	2,090,648
Fair value change due to repricing, included in income	46,444	39,503
Unrealized fair value changes, included in income	(639,227)	(1,537,368)
Total unrealized gain, included in income	(592,783)	(1,497,865)
Ending balance	$-	$592,783

The Company uses the Black-Scholes option valuation model to measure the fair value of the warrants, and based on the following assumptions, a summary of the fair values are as follows:

	February 9, 2011	June 22, 2011	June 22, 2011	December 31, 2011	January 24, 2012
Exercise price	$12.00	$12.00	$11.00	$11.00	$9.00
Trading market price	$10.62	$9.00	$9.00	$4.74	$4.15
Expected life (years)	5.00	4.64	4.64	4.11	4.04
Equivalent volatility	102.90%	82.80%	82.80%	89.20%	81.0%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.33%	1.58%	1.58%	0.60%	0.66%
Fair value	$2,090,648	$1,386,411	$1,425,914	$592,783	$46,444

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

Our Amended and Restated Articles of Incorporation allows us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine.  No preferred shares are currently issued and outstanding.

Common Stock Issuances

2012 Unit Offering

From January 24 to November 21, 2012 we sold 474,632 units at a subscription price of $3.50 per unit for gross proceeds of $1,661,199 in our unit private placement.  Each unit consisted of one share of common stock and a three-year warrant to purchase one share of common stock at an exercise price of $3.75 per share.  A total of 474,632 shares of common stock and warrants to purchase 474,632 shares of common stock at an exercise price of $3.75 were issued.  Included in these amounts are 12,000 shares of our common stock and 12,000 warrants issued upon the conversion of $42,000 in accounts payable to a vendor and 55,267 shares of our common stock and 55,267 warrants issued upon the conversion of loans totaling $193,431 (including accrued interest and loan fees of $18,431).  Also included in these amounts is cash investment of $105,000 and $15,000 received from two of our board members.

The net proceeds of $1,425,768 were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The allocated fair value of the warrants was $583,638 and the balance of the proceeds of $842,130 was allocated to the common stock.

The fair value of the shares issued to the vendor upon conversion of $42,000 of accounts payable was $70,920 based on the closing market price of our common stock on the date of conversion.  The fair value of the warrant issued was $46,979. We recognized a loss on conversion of accounts payable based on the difference between the fair value of the common stock and warrants issued to the vendor in the amount of $75,599.

The fair value of the warrants issued in our unit private placement was calculated using the Black-Scholes option valuation model with the following assumptions:

Closing market price of common stock	$0.70 to $6.00
Estimated volatility	81.0% to 307.9%
Risk free interest rate	0.28% to 0.56%
Expected dividend rate	-
Expected life	3 years

On October 10, 2012 the board of directors reset the exercise price of the $3.75 per share warrants to purchase 474,632 warrants issued from $3.75 per share to $2.00 per share. All other terms and conditions of the warrants remain unchanged. Included in the total are 50,682 warrants owned by two members of our board of directors.  As a result of this reduction in price, the original allocation of the net proceeds of $1,425,768 would have resulted in $629,619 being allocated to the warrants and the balance of the proceeds of $796,149 was allocated to the common stock.

On September 11, 2012 we issued 12,500 shares of common stock with a fair value of $30,625 based on the closing market price as of that date to a vendor for services.  We recognized this as marketing expense in the accompanying statement of operations for the year ended December 31, 2012.

Effective July 24, 2012 we issued 59,000 shares of our restricted common stock valued at $142,780 based on the closing market price for our common stock of $2.42 per share pursuant to an agreement with a vendor for investor relations services.  Effective August 31, 2012, we terminated the contract pursuant to its terms and cancelled the issuance of 52,858 shares.  Accordingly, we recognized the fair value of the 6,142 shares of $14,864 as marketing expense in the accompanying statements of operations for the year ended December 31, 2012.

From August 31, 2012 to December 31, 2012 we issued 56,208 shares of common stock with a fair value of $62,500 to SAM Advisors, LLC. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, Inc. is an entity controlled by William B. Smith, our chairman and chief executive officer.

On December 20, 2012, we completed a private placement to accredited investors of 525,000 restricted shares of our common stock, at a purchase price of $0.80 per share, for gross proceeds of $420,000.  As part of the private placement, the investors were issued three-year warrants to purchase 525,000 shares of our common stock, at an exercise price of $1.50 per share.

The net proceeds of $400,000 were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The allocated fair value of the warrants was $127,787 and the balance of the proceeds of $272,213 was allocated to the common stock.  The fair value of the warrants issued in our unit private placement was calculated using the Black-Scholes option valuation model with the following assumptions:

Closing market price of common stock	$0.70
Estimated volatility	101.20%
Risk free interest rate	0.39%
Expected dividend rate	-
Expected life	3 years

In addition, on December 20, 2012, we entered into a settlement and release agreement with a vendor and issued 250,000 shares of our restricted common stock and three-year warrants to purchase 250,000 shares of our common stock at an exercise price of $1.50 per share, in settlement of $250,000 of trade accounts payable.  The fair value of the shares issued was $175,000 based on the closing market price of our common stock on the date of conversion.  The fair value of the warrant issued was $82,151. We recognized a loss on conversion of accounts payable based on the difference between the fair value of the common stock and warrants issued to the vendor in the amount of $7,151.

The fair value of the warrants issued in our unit private placement was calculated using the Black-Scholes option valuation model with the following assumptions:

Closing market price of common stock	$0.70
Estimated volatility	101.20%
Risk free interest rate	0.39%
Expected dividend rate	-
Expected life	3 years

Also on December 20, 2012, we entered into a settlement and release agreement with another vendor and issued 64,256 shares of our restricted common stock in settlement of $64,256 of trade accounts payable. The fair value of the shares issued was $44,979 based on the closing market price of our common stock on the date of conversion.  We recognized a gain on conversion of accounts payable based on the difference between the fair value of the common stock issued to the vendor in the amount of $19,277.

2011 Unit Offering

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

2011 Private Placement

On February 8, 2011, we completed a private placement to eight institutional accredited investors of 245,560 shares of our common stock, at a purchase price of $9.00 per share, for gross proceeds of $2,210,000.  As part of the private placement, the investors were issued five-year warrants to purchase 245,560 shares of our common stock, at an initial exercise price of $12.00 per share.

These warrants contain a full ratchet provision which reduces the exercise price of the warrant in the event we issue common stock or common stock equivalents at a price lower than the exercise price of the warrants.  The exercise price cannot be reduced below $9.00 per share. As such, the warrants were treated as a derivative warrant liability as discussed in Note 10. The exercise price was reduced on June 22, 2011 to $11.00 per share as a result of the issuance of the convertible debentures as described in Note 7.  On January 24, 2012, the exercise price of the warrants was further reduced to $9.00 per share in conjunction with the 2012 Unit Offering as described above.  As a result of the price reductions, the warrants no longer qualify for derivative liability treatment.

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

We agreed, pursuant to the terms of a registration rights agreement with the investors, to file a shelf registration statement with respect to the resale of the shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC on or before April 10, 2011; and to use our best efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 90 days after the closing date (or 150 days in the event of a review of the shelf registration statement by the SEC). We also agreed to keep the shelf registration statement effective until all registrable securities may be sold under Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on April 10, 2011 and it was declared effective on April 18, 2011.  We evaluated any liability under the registration rights agreement at December 31, 2012 and determined no accrual was necessary.

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

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

On October 26, 2007, our Board of Directors approved our 2007 Stock Incentive Plan.  A total of 500,000 shares of our common stock were authorized for issuance under the plan. The Stock Incentive Plan allows us to grant stock or stock option awards to our employees, directors, officers, consultants, agents, advisors and independent contractors of Vu1 and subsidiaries. We issue new shares when options are exercised. The Stock Incentive Plan is administered by our Board of Directors and Compensation Committee, which can determine the size and type of award granted, purchase price, vesting schedule and expiration date of any stock or options grant.  All grants of shares and the shares underlying options are for restricted common stock and are issued at the closing market price of our common stock on the date of grant.  On March 14, 2011, our board of directors increased the number of shares of our common stock that we are authorized to issue under the 2007 Stock Incentive Plan from 500,000 shares to 1,000,000 shares.  A majority of our stockholders approved the amendment to the Stock Incentive Plan on October 10, 2011.

Stock issuances

A summary of activity related to grants of common stock under the 2007 Stock Incentive Plan as of December 31, 2012 is presented below.

	Number of Shares	Grant Date Fair Value
Outstanding, December 31, 2010	130,951	$4.60 to $22.80
Granted	13,125	$8.00
Forfeited	(12,683)	$10.20
Outstanding, December 31, 2011	131,393	$4.60 to $22.80
Granted	168,500	$3.26
Forfeited	(2,795)	$8.00
Outstanding, December 31, 2012	297,098	$2.24 to $22.80

Vested, December 31, 2012	128,598	$2.24 to $22.80

A summary of the status of our nonvested stock grants as of December 31, 2012 and changes during the year ended December 31, 2012 is presented below.

Nonvested Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	7,529	$8.00
Granted	168,500	3.26
Forfeited	(2,795)	8.00
Vested	(4,734)	9.20
Nonvested at December 31, 2012	168,500	$3.26

We made the following common stock awards for the year ended December 31, 2012 from the 2007 Stock Incentive Plan:

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

On July 28, 2011, Bill K. Hamlin, then a member of our board of directors, was appointed to the positions of President and Chief Operating Officer of Vu1.  As part of his employment agreement, Mr. Hamlin agreed to convert $105,000 of his annual salary into 13,125 shares of our common stock at a conversion price of $8.00 per share, based on the closing market price of our common stock on the first day of his employment.  These shares vested in twelve equal monthly installments over the term of his employment agreement.  Mr. Hamlin resigned his position as President and Chief Operating Officer and director effective May 11, 2012.  We recognized a total of $37,869 of compensation expense relative to the 4,734 shares of common stock that vested during the year ended December 31, 2012. We recognized a total of $44,754 of compensation expense relative to the 5,592 shares that vested for the year ended December 31, 2011. A total of 2,795 shares of unvested common stock were forfeited in 2012.

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

Option issuances

A summary of activity related to stock options under the 2007 Stock Incentive Plan as of December 31, 2012 is presented below.

	Number of Shares	Exercise price range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	332,754	$4.60 to $20.00	$11.55	8.2	$792,384
Granted	267,057	$7.80 to $10.40	$8.16
Exercised	-	-	$-
Forfeited	(8,630)	$10.20	$10.20
Outstanding, December 31, 2011	591,181	$4.60 to $20.00	$10.04	5.9	$3,150
Granted	-	-	$-
Exercised	-	-	$-
Forfeited	(282,177)	$4.60 to $13.00	$8.32
Outstanding, December 31, 2012	309,004	$4.60 to $20.00	$11.62	6.0	$-

Exercisable, December 31, 2012	306,176	$4.60 to $20.00	$11.66	6.0	$-

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of our common stock as reflected on the OTC Bulletin Board.

The range of exercise prices for options outstanding and options exercisable under the 2007 Stock Incentive Plan at December 31, 2012 are as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life of Options Outstanding (in years)	Options Outstanding		Options Exercisable
		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.60	5.0	20,000	$4.60	20,000	$4.60
$7.60 to $8.60	6.2	145,407	$8.16	142,579	$8.17
$10.20 to $13.00	7.1	67,501	$11.71	67,501	$11.71
$20.00	5.1	76,096	$20.00	76,096	$20.00

A summary of the status of our nonvested options as of December 31, 2012 and changes during the year ended December 31, 2012 is presented below.

Nonvested Options	Number of Shares Underlying Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	147,445	$10.20
Granted	-	-
Forfeited or expired	(144,617)	10.20
Vested	-	-
Nonvested at December 31, 2012	2,828	$7.80

There were no grants of stock options from the 2007 Stock Incentive Plan for the year ended December 31, 2012.

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

On April 27, 2011, we issued five-year options to purchase 110,807 shares of our common stock at an exercise price of $7.82 per share based on the closing market price as of that date to Scott C. Blackstone, Ph.D., our Chief Executive Officer, in conjunction with his employment agreement as of that date.  The options vest monthly over three years from the date of issuance.  The fair value of the options granted of $616,084 was calculated using the Black-Scholes option valuation model.  These options expired during 2012.

On July 28, 2011, we issued stock options to purchase up to 70,000 shares of our common stock at an exercise price of $8.00 per share, the closing market price on Bill K. Hamlin’s first day of employment, from the Stock Incentive Plan.  A total of 30,000 options will vest over the term of his employment agreement, and the remaining 40,000 options will vest upon meeting certain performance criteria set by the Company.  The fair value of the options granted of $244,580 was calculated using the Black-Scholes option valuation model. These options expired during 2012.

On August 22, 2011, we issued stock options to purchase 50,000 shares of our common stock at an exercise price of $7.80 per share, the closing market price on the date of issuance, to certain directors and an officer from the Stock Incentive Plan.  The options vest upon issuance.  The fair value of the options granted of $246,500 was calculated using the Black-Scholes option valuation model. These options expired during 2012.

On September 12, 2011, we issued stock options to purchase 5,000 shares of our common stock at an exercise price of $7.80 per share, the closing market price on the date of issuance, to an employee from the Stock Incentive Plan.  The options vest ratably over five years.  The fair value of the options granted of $23,190 was calculated using the Black-Scholes option valuation model.

We used the following assumptions in the calculations of the Black Scholes option valuation model to calculate the fair value of options issued during the years ended December 31, 2012 and 2011:

Years ended December 31,
	2012	2011
Closing market price of common stock	-	$7.80 to $10.40
Estimated volatility	-	72.8% to 92.3%
Risk free interest rate	-	0.42% to 3.36%
Expected dividend rate	-	-
Expected life	-	2 - 10 years

We recognized compensation expense of $445,685 and $1,006,807 related to the vested portion of stock and stock options based on their estimated grant date fair value as research and development expense or general and administrative expense based on the specific recipient of the award for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012, there are 168,500 shares of unvested restricted stock issued in 2012 of which we anticipate $238,364 of unrecognized compensation expense will be recognized ratably through the vesting date of August 17, 2013.   At December 31, 2012, we have unrecognized compensation expense related to stock options of $13,528, of which we anticipate $7,730 and $5,798 will be recognized in fiscal year 2013 and 2014, respectively.

As of December 31, 2012, the 2007 Stock Incentive Plan has 383,614 shares available for future grants of stock or options.

Warrant Issuances and Exercises

We issue new shares when warrants are exercised.  There were no warrants exercised during the years ended December 31, 2012 and 2011.

2012 Warrants

During year ended December 31, 2012 we issued three year warrants at an exercise price of $3.75 per share to purchase 474,632 shares of common stock in our unit offering described above.  On October 10, 2012 the board of directors reset the exercise price of the $3.75 per share warrants to purchase 474,632 warrants issued from $3.75 per share to $2.00 per share. All other terms and conditions of the warrants remain unchanged. Included in the total are 50,682 warrants owned by two members of our board of directors.

Also during the year ended December 31, 2012 we issued three year warrants at an exercise price of $11.00 per share to purchase 57,500 shares of common stock to three investors upon the conversion of a convertible bridge notes as described in Note 8.

On December 20, 2012, we issued three-year warrants to purchase 525,000 shares of our common stock at an exercise price of $1.50 per share in conjunction with a private placement as of that date as described above.

In addition, on December 20, 2012, we issued three-year warrants to purchase 250,000 shares of our common stock at an exercise price of $1.50 per share, in settlement of $250,000 of trade accounts payable as described above.

On January 24, 2012, the exercise price of the warrants to purchase 262,750 shares of common stock issued in conjunction with our February 9, 2011 private placement was reduced from $11.00 per share to $9.00 per share as a result of the issuance of the common stock and warrants in our unit private placement describe above.

During the year ended December 31, 2012 warrants to purchase a total of 214,975 shares of common stock with a weighted average exercise price of $15.55 expired unexercised.

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

During the year ended December 31, 2011, warrants to purchase 6,988 shares of common stock with a weighted average exercise price of $13.43 per share expired unexercised.

A summary of activity related to our warrants as of December 31, 2012 is presented below.

	Number of Shares	Exercise price range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, December 31, 2010	432,746	$7.60 to $20.00	$15.18	2.1
Granted	496,205	$11.00 to $20.00	$12.22
Exercised	-	-	$-
Forfeited	(6,988)	$12.00 to $20.00	$13.43
Outstanding, December 31, 2011	921,963	$7.60 to $20.00	$13.60	2.7
Granted	1,305,046	$1.50 to $11.00	$2.10
Exercised	-	-	$-
Forfeited	(214,975)	$15.00 to $20.00	$15.55
Outstanding, December 31, 2012	2,012,034	$1.50 to $20.00	$5.67	2.6

Exercisable, December 31, 2012	2,012,034	$1.50 to $20.00	$5.67	2.6

The following table summarizes our outstanding warrants as of December 31, 2012:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$1.50	775,000	3.0	775,000
$2.00	472,546	2.3	472,546
$7.60	3,750	0.3	3,750
$9.00	262,750	3.1	262,750
$11.00	57,500	2.3	57,500
$13.00	213,380	3.5	213,380
$15.00	207,033	0.5	207,033
$20.00	20,075	0.1	20,075
	2,012,034	2.6	2,012,034

NOTE 12 - INCOME TAXES

 The net deferred tax asset is comprised of the following:

	December 31,
	2012	2011
Net operating loss carryforwards	$18,986,174	$21,039,036
Share-based compensation	1,792,487	1,746,808
Fixed assets	-	63,382
Deposit on building	-	221,055
Other	-	17,716
Valuation allowance	(20,778,661)	(23,087,997)
Deferred income tax asset	$-	$-

Loss before income taxes is comprised of:

	For the Years Ended December 31,
	2012	2011
US Operations	$3,825,448	$2,784,347
Czech Republic Operations	-	6,297,275
	$3,825,448	$9,081,622

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2012 and 2011 as follows:

	For the Years Ended December 31,
	2012	2011

Net loss	$3,825,448	$9,081,622

Tax at federal statutory rate (34%)	$(1,300,652)	$(3,087,751)
Effect of lower foreign tax rate	-	944,587
Permanent differences	265,129	(543,292)
Loss of Sendio net operating losses	3,344,859	-
Change in valuation allowance	(2,309,336)	2,686,456
Provision for Income Taxes	$-	$-
As of December 31, 2012, we had net operating loss carryforwards for U.S. federal income tax reporting purposes which if unused, will expire in the following years:

US
Year	Amount
2018	$27,080,269
2019	1,745,867
2020	6,137,725
2021	5,251,175
2022	1,751,322
2023	78,281
2024	413,886
2025	508,429
2026	465,173
2027	760,272
2028	2,494,690
2029	2,121,595
2030	1,688,397
2031	2,433,302
2032	2,911,306
$55,841,689

The utilization of U.S. net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382. The fiscal years 2009 to 2012 remain open to examination to U.S. Federal authorities and other jurisdictions in the U.S. where we operate.

NOTE 13 – SENDIO, SRO INSOLVENCY

On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic.  In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee is overseeing the orderly sale of the assets and using any proceeds to satisfy the liabilities of Sendio.  As a result of the insolvency petition, we recognized an impairment of all of our long term assets as of December 31, 2011 comprised of equipment, construction in process and the deposit on building purchase as discussed in Note 2.  Included in the balance sheets are the following assets and liabilities of Sendio that are subject to the insolvency proceedings:

	December 31,	December 31,
	2012	2011
Current assets:
Cash	$-	$8,774
Tax refund receivable	-	57,089
Prepaid expenses and other receivables	-	10,657
	-	76,520

Current liabilities:
Accounts payable	$189,089	$273,337
Accrued payroll	357,052	373,349
Capital lease obligation, current portion	9,313	5,624
Total current liabilities of Sendio	555,454	652,310

Non-current liabilities of Sendio:
Capital lease obligation, net of current portion	-	4,114
Total liabilities of Sendio	$555,454	$656,424

Our lease obligation and the obligation to purchase the Sendio facility as discussed in Note 6 were terminated. Our lease for the premises was terminated effective March 15, 2012 and our obligation to acquire the building was terminated on February 8, 2012.

NOTE 14 – SUBSEQUENT EVENTS

As discussed in Note 11, during 2012, we issued a total of 474,632 shares of our restricted common stock and three-year warrants to purchase 474,632 shares of our common stock at an exercise price of $2.00 per share pursuant to a private placement to accredited investors at a price of $3.50 per unit. Each unit was comprised of one share of common stock and one warrant.  On January 25, 2013 we amended the terms of the private placement, reducing the purchase price of the unit to $1.00 and reducing the exercise price of the warrant to $1.50 per share.  As a result of the amendment, the Company issued an additional 1,186,567 shares of common stock to those investors and increased the number of shares reserved for issuance upon the exercise of the warrants by 1,186,567. The issuance of the shares under the amendment was considered non-compensatory, therefore, there was no effect on the results of operations. The effect of the issuance was a reallocation of the original gross proceeds among additional paid-in capital accounts attributable to the shares and warrants, based on the relative fair values of the instruments delivered in total, including those issued under the amended terms. As a result of this reduction in price and change in the number of issued shares, the allocation of the net proceeds of $1,425,768 would have resulted in $587,989 being allocated to the warrants and the balance of the proceeds of $837,779 would have been allocated to the common stock.

On January 25, 2013 we completed a private placement to accredited investors of 105,000 restricted shares of our common stock, at a purchase price of $1.00 per share, for gross proceeds of $105,000.  As part of the private placement, the investors were issued three-year warrants to purchase 105,000 shares of our common stock, at an exercise price of $1.50 per share.

On February 20, 2013 we issued ten-year, fully vested options to purchase 42,600 shares of common stock from the 2007 Stock Incentive Plan at an exercise price of $1.61 per share to two board members and an officer for services.  In addition, we issued 80,000 shares of restricted stock from the 2007 Stock Incentive Plan with a fair value of $128,800 based on the closing market price of our common stock on that date of $1.61 per share.

On February 26, 2013 the three remaining holders of the convertible bridge loans as discussed in Note 8 converted the balance of an aggregate of $368,162 of their loans (including $68,162 of loan fees and accrued interest as of that date) into 368,162 shares of common stock at a conversion price of $1.00 per share.  In addition, we issued three-year warrants to purchase 368,162 shares of common stock at an exercise price of $1.50 per share and three-year warrants to purchase 98,571 shares of common stock at an exercise price of $11.00 per share.

From January 1 to February 28, 2013 we issued 13,925 shares of common stock with a fair value of $25,000 to SAM Advisors, LLC. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, Inc. is an entity controlled by William B. Smith, our chairman and chief executive officer.

From January 1 to February 28, 2013 we issued 3,988 shares of common stock with a fair value of $7,500 to Charles Hunt, a member of our board of directors. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert $3,750 of his monthly consulting fee to stock at the closing market price on the last business day of each month.

On March 11, 2013 we issued five-year options to purchase 250,000 shares of common stock at an exercise price of $1.70 per share to William B. Smith, our Chairman and Chief Executive Officer.  A total of 83,334 options vested immediately, with an additional 83,333 shares vesting on the six month and twelve month anniversary of the options.  In addition, certain performance based criteria provide for the potential acceleration of the vesting schedule.