Form 10-Q
period 2013-03-31
Vu1 CORP
filed 2013-05-15
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file no. 000-21864

Vu1 CORPORATION
 (Exact name of registrant as specified in its charter)

California	84-0672714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Liberty Plaza, 23rd Floor, New York NY          10006
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

On April 10, 2013, there were 8,937,243 shares of the Registrant’s common stock, no par value, issued and outstanding.

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

For additional factors that can affect these forward-looking statements, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2012.  The forward-looking statements contained in this Report speak only as of the date hereof.  We caution readers not to place undue reliance on any such forward-looking statements.  Except as required by U.S. federal securities laws, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
ASSETS	2013	2012
Current assets
Cash	$50,816	$328,188
Prepaid expenses	29,152	42,722

Total current assets	79,968	370,910

Non-current assets
Loan costs	56,895	118,500
Total assets	$136,863	$489,410

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$976,680	$1,008,692
Accrued payroll	192,725	192,725
Loan payable	100,000	100,000
Convertible debentures, net of discount of $281,674 and $571,254, respectively	3,836,076	3,546,496
Convertible bridge loans	-	309,000
Liabilities of Sendio	555,454	555,454
Total current liabilities	5,660,935	5,712,367

Total liabilities	5,660,935	5,712,367

Stockholders' deficit
Vu1 Corporation's stockholders' deficit
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 90,000,000 shares authorized; 8,896,576 and 7,130,226 shares issued and outstanding, respectively	80,369,265	78,279,737
Accumulated deficit	(85,797,282)	(83,406,639)
Total Vu1 Corporation's stockholders' deficit	(5,428,017)	(5,126,902)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' deficit	(5,524,072)	(5,222,957)
Total liabilities and stockholders' deficit	$136,863	$489,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2013	2012

Operating expenses
Research and development	$135,598	$215,358
General and administrative	750,503	471,313
Marketing	48,424	289,734
Total operating expenses	934,525	976,405

Loss from operations	(934,525)	(976,405)

Other income (expense)
Interest income	-	8
Loss on conversion of debt	(1,085,744)	(292,387)
Interest expense	(370,374)	(307,315)
Derivative valuation gain	-	592,783

Total other income (expense)	(1,456,118)	(6,911)

Loss before provision for income taxes	(2,390,643)	(983,316)

Provision for income taxes	-	-

Net loss	$(2,390,643)	$(983,316)

Other comprehensive (loss) income:
Foreign currency translation adjustments	-	(39,149)

Comprehensive loss	$(2,390,643)	$(1,022,465)

Loss per share
Basic	$(0.30)	$(0.17)
Diluted	$(0.30)	$(0.17)
Weighted average shares outstanding
Basic	8,071,207	5,723,310
Diluted	8,071,207	5,723,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:

Net loss	$(2,390,643)	$(983,316)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-	440
Share-based compensation	543,157	105,254
Amortization of discount on long-term convertible notes	289,580	236,818
Amortization of loan costs	61,605	54,911
Amortization of prepaid interest	12,162	-
Derivative valuation gain	-	(592,783)
Loss on conversion of debt	1,085,744	292,387
Changes in assets and liabilities:
Accounts receivable	-	3,616
Prepaid expenses	1,408	(27,184)
Accounts payable	27,150	165,549
Accrued payroll	-	33,905
Net cash flows from operating activities	(369,837)	(710,403)

Net cash flows from investing activities	-	-

Cash flows from financing activities:
Restricted cash for letter of credit	-	(210,000)
Net proceeds from sales of common stock and warrants	92,465	914,468
Net cash flows from financing activities	92,465	704,468

Effect of exchange rate changes on cash	-	314

Net change in cash	(277,372)	(5,621)

Cash, beginning of period	328,188	10,992

Cash, end of period	$50,816	$5,371

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-

Supplemental Noncash Investing and Financing Activities:
Conversion of bridge loan and interest to stock and warrants	$368,162	$104,249
Issuance of common stock and warrants for accounts payable	$-	$42,000

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

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and pilot manufacturing facility. On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic.  In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use any proceeds to satisfy the liabilities of Sendio.  These liabilities have been recorded as a current liability on our balance sheet as of March 31, 2013 under the caption “Liabilities of Sendio.”

We have one inactive subsidiary, Telisar Corporation, a California corporation and 66.67% majority-owned subsidiary.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2012 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the quarterly period ended March 31, 2013 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2013 we had no cash in excess of federally insured limits in effect as of those dates, respectively. At December 31, 2012 we had $78,188 of cash in excess of federal insurance limits.

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

Income Taxes

We recognize the amount of income taxes payable or refundable for the current year and recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. A valuation allowance is required when it is more likely than not that we will not be able to realize all or a portion of our deferred tax assets. The fiscal years 2008 to 2012 remain open to examination to U.S. Federal authorities and other jurisdictions in the U.S. where we operate.

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

Fair Value of Financial Instruments

Financial instruments consist of convertible debentures.  The fair value of our convertible debentures is $4,042,397 at March 31, 2013 based on the present value of the future cash flows of the instrument. We used level 3 inputs to measure fair value of this instrument.

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. Significant fair value measurements resulted from the application of ASC 815 to our convertible promissory note and ASC 718-10 for our share-based payment arrangements.  We used level 3 inputs to measure fair value of these instruments.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three months ended March 31, 2013 and 2012, research and development expenses were comprised primarily of technical consulting expenses, travel, materials and operational costs related to the development of the production line.

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

The following potentially dilutive shares of common stock are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three months ended March 31,
	2013	2012

Warrants	3,706,302	1,257,884
Convertible debt	374,346	374,346
Stock options	601,604	591,181
Unvested stock	168,500	4,269

Total potentially dilutive securities	4,850,752	2,227,680

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the three months ended March 31, 2013 we had no revenues, incurred a net loss of $2.4 million, and had negative cash flows from operations of $0.4 million. In addition, we had an accumulated deficit of $85.8 million at March 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our efforts to raise additional funds will continue during fiscal 2013 to fund our planned operations and research and development activities, through one or more debt or equity financings.  Subsequent to March 31, 2013, we raised gross proceeds of $61,000 in a private placement of our common stock and warrants to accredited investors.  See Note 10.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Other Lease Agreements

On December 18, 2012 we entered into a 6 month lease for office space in New York, New York.  Monthly rental payments are $2,035.

Total rent expense was $6,334 and $8,782 for the three months ended March 31, 2013 and 2012, respectively.

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

Pursuant to a Registration Rights Agreement, dated as of June 16, 2011, with the investors, we agreed to file a shelf registration statement covering the resale of the shares of common stock issuable upon the conversion of the convertible debentures and exercise of the warrants within 30 days after the closing, use our best efforts to cause the shelf registration statement to be declared effective within 90 days after the closing (or 120 days in the event of a “full review” by the SEC), and keep the shelf registration statement effective until the underlying shares have been sold or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on July 15, 2011 and it was declared effective on July 26, 2011.  We evaluated any liability under the registration rights agreement at March 31, 2013 and determined no accrual was necessary.

The carrying value at March 31, 2013 and December 31, 2012 of the convertible debentures is as follows:

	March 31, 2013	December 31, 2012
Face amount	$4,117,750	$4,117,750
Original issue discount	(75,354)	(155,443)
	4,042,396	3,962,307
Beneficial conversion feature and warrant allocation	(206,320)	(415,811)
Carrying value	$3,836,076	$3,546,496

The original issue discount of the convertible debentures is being amortized over their two-year life using the effective interest method.

Interest expense related to the convertible debentures is as follows:

	March 31,	March 31,
	2013	2012
Amortization of original issue discount	$80,089	$74,652
Amortization of beneficial conversion feature and warrant allocation	209,491	162,166
Amortization of loan costs	54,308	54,911
	$343,888	$291,729

NOTE 6 – CONVERTIBLE BRIDGE LOANS

In October and November 2011, we received $475,000 in gross proceeds from six existing stockholders in an interim convertible bridge loan financing involving the issuance of 12% convertible promissory notes and warrants to purchase common stock.  Included in the proceeds was $50,000 received from Mark W. Weber, a member of our board of directors.  Under the notes, the loans are due upon the earlier of (a) the closing of financing pursuant to which shares of common stock or other equity securities are issued by us for aggregate consideration of not less than $5,000,000, through the (i) conversion of the note, including accrued interest, or (ii) at the lender’s option, repayment of the note, or (b) in any event, two years after the issuance of the note.  The number of shares of common stock issuable upon conversion of the note will be based on a conversion price equal to a 15% discount to the price obtained in any round of equity financing.  In the event we fail to repay the promissory notes on or before November 30, 2011, the note’s interest rate will be increased to 15% per annum.  We did not repay the promissory notes prior to that date, and the interest rate was increased to 15% per annum.  Total interest expense related to the loans for the three months ended March 31, 2013 and 2012 was $7,027 and $15,586, respectively.

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

During the three months ended March 31, 2013, three of the convertible bridge loans totaling $368,162 (including accrued interest and loan fees of $68,162) were converted into 368,162 shares of our restricted common stock, three year warrants to purchase 368,162 shares of our common stock at an exercise price of $1.50 per share and three year warrants to purchase 98,571 shares of our common stock at an exercise price of $11.00 per share.  The fair value of the common stock was $662,690 based on the market prices of our common stock on the date of conversion of $1.80 per share.  The fair value of the three year warrants to purchase 368,162 shares of our common stock at an exercise price of $1.50 per share was $633,121 and fair value of the three year warrants to purchase 98,571 shares of our common stock at an exercise price of $11.00 per share was $158,094.  We recognized a loss on debt conversion for the three months ended March 31, 2013 in the amount of $1,085,744.

The fair value of the warrants issued upon the conversion was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.82%, volatility – 227.1%, and an expected dividend rate of 0%.

NOTE 7 – LOAN PAYABLE

On December 20, 2012, we received gross proceeds of $100,000 pursuant to the terms of a Loan Agreement dated December 20, 2012.  The loan is secured by a Deed of Assignment for certain inventory and all proceeds from the sale of the inventory.  The loan is payable on June 23, 2013, six months from the date of the agreement.  We prepaid interest of $25,000 for the term of the loan and $15,000 for loan costs, which are being amortized over the life of the note.  We recognized $12,162 and $0 of interest expense and $7,297 and $0 for loan cost amortization within interest expense for the three months ended March 31, 2013 and 2012, respectively.

Total principal payments for future years for the Convertible Debentures described in Note 5 and the Loan Payable are as follows as of March 31, 2013:

March 31, 2013
2013	4,217,750
$4,217,750

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

2012 Unit Offering Amendment

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

2013 Unit Offering

On January 25, 2013 we completed a private placement to accredited investors of 105,000 restricted shares of our common stock, at a purchase price of $1.00 per share, for gross proceeds of $105,000.  As part of the private placement, the investors were issued three-year warrants to purchase 105,000 shares of our common stock, at an exercise price of $1.50 per share.

The net proceeds were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The allocated fair value of the warrants was $52,363 and the balance of the proceeds of $52,637 was allocated to the common stock.

The fair value of the warrants issued in our unit private placement was calculated using the Black-Scholes option valuation model with the following assumptions – expected life – 3 years, risk free interest rate – 0.42%, volatility – 346.4%, and an expected dividend rate of 0%.

Issuances of common stock

During the three months ended March 31, 2013 we issued 105,000 shares of common stock in our unit offering described above and 368,162 shares of common stock upon the conversion of three of the convertible bridge loans as described in Note 6.

From January 1 to March 31, 2013 we issued 20,479 shares of common stock with a fair value of $37,500 to SAM Advisors, LLC. The issuances were based on the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, Inc. is an entity controlled by William B. Smith, our chairman and chief executive officer.

From January 1 to March 31, 2013 we issued 6,143 shares of common stock with a fair value of $11,250 to Charles Hunt, a member of our board of directors. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert $3,750 of his monthly consulting fee to stock at the closing market price on the last business day of each month.

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

Stock issuances

On February 20, 2013 we issued 80,000 shares of restricted stock from the 2007 Stock Incentive Plan to two board members and an officer for services.  The shares had a fair value of $128,800 based on the closing market price of our common stock on that date of $1.61 per share.

We recognized a total of $264,342 and $26,107 of compensation expense as general and administrative expenses for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013 there are 168,500 shares of unvested restricted stock representing $102,822 of unrecognized compensation expense which we anticipate will be recognized through December 31, 2013.

Stock Option issuances

On February 20, 2013 we issued ten-year, fully vested options to purchase 42,600 shares of common stock from the 2007 Stock Incentive Plan at an exercise price of $1.61 per share to two board members and an officer for services.  The fair value of the options granted of $68,741 was calculated using the Black-Scholes option valuation model with the following assumptions – expected life – 10 years, risk free interest rate – 2.02%, volatility – 246.2%, and an expected dividend rate of 0%.

On March 11, 2013 we issued five-year options to purchase 250,000 shares of common stock at an exercise price of $1.70 per share to William B. Smith, our Chairman and Chief Executive Officer.  A total of 83,334 options vested immediately, with an additional 83,333 shares vesting on the six month and twelve month anniversary of the options.  In addition, certain performance based criteria provide for the potential acceleration of the vesting schedule.  The fair value of the options granted of $410,540 was calculated using the Black-Scholes option valuation model with the following assumptions – expected life – 5 years, risk free interest rate – 0.9%, volatility – 188.8%, and an expected dividend rate of 0%.

We recognized compensation expense of $230,065 and $79,147 related to the vested portion of stock options based on their estimated grant date fair value as marketing expense, research and development expense or general and administrative expense based on the specific recipient of the award for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, we have unrecognized compensation expense related to stock options of $262,584, of which we anticipate $230,073 will be recognized through December 31, 2013 and $32,511 will be recognized in 2014.

Warrants

As a result of the amendment of our 2012 Unit Offering as described above, the Company issued warrants to purchase an additional 1,186,567 shares of common stock at an exercise price of $1.50 per share to the investors in the offering.

During the three months ended March 31, 2013 we issued three year warrants to purchase 105,000 shares of common stock at an exercise price of $1.50 per share in our unit offering described above.

Also during the three months ended March 31, 2013 we issued 368,162 shares of our common stock, three year warrants to purchase 368,162 shares of our common stock at an exercise price of $1.50 per share and three year warrants to purchase 98,571 shares of our common stock at an exercise price of $11.00 per share to three investors upon the conversion of convertible bridge notes as described in Note 6.

During the three months ended March 31, 2013 warrants to purchase a total of 66,117 shares of common stock with a weighted average exercise price of $16.52 expired unexercised.

A summary of our outstanding warrants at March 31, 2013 is as follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$1.50	2,909,360	2.4	2,909,360
$7.60	3,750	0.1	3,750
$9.00	262,750	2.9	262,750
$11.00	156,071	2.6	156,071
$13.00	213,380	3.2	213,380
$15.00	160,991	0.3	160,991
	3,706,302	2.5	3,706,302

NOTE 9 – RELATED PARTY TRANSACTIONS

From January 1 to March 31, 2013 we issued 20,479 shares of common stock with a fair value of $37,500 to SAM Advisors, LLC. The issuances were based on the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, Inc. is an entity controlled by William B. Smith, our chairman and chief executive officer.

From January 1 to March 31, 2013 we issued 6,143 shares of common stock with a fair value of $11,250 to Charles Hunt, a member of our board of directors. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert $3,750 of his monthly consulting fee to stock at the closing market price on the last business day of each month.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2013 we issued 40,667 shares of common stock and warrants to purchase 40,667 shares of common stock at an exercise price of $2.00 per share and received gross proceeds of $61,000 from two accredited investors.  Included in this amount is $10,000 received from a member of our board of directors.

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

Our efforts are presently focused on this initial product, the R30 size light for recessed fixtures.  We are currently supporting initial production of this light and are continuing to enhance our manufacturing capabilities through an outsourcing arrangement in China. Vu1 entered into consulting arrangements with a group of former Sendio engineers, who work with our outsourced manufacturing vendor.  The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our products on a large scale commercial basis, market acceptance of the products and other factors.  During the three months ended March 31, 2013 an 2012, we had no revenues.

Our independent registered public accounting firm has issued a “going concern” modification to its report on our financial statements for the year ended December 31, 2012, stating that we had a net loss and negative cash flows from operations in fiscal 2012, and that we have an accumulated deficit.  Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this going-concern uncertainty.

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

Our anticipated costs in 2013 for the completion of our line of ESL lighting products cannot be reasonably estimated due to the inherent uncertainty of the research and feasibility of the manufacturing processes.  There can be no assurance that this development process will be successful or, if successful, that the technology will find a market and achieve sales that can sustain our operations without additional funding.

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

Our cash as of March 31, 2013 is not sufficient to support our operations through fiscal 2013 and it will be necessary for us to seek additional financing.  See “Liquidity and Capital Resources” below.

Results of Operations

Comparison of Results for the Three Months Ended March 31, 2013 and 2012

Revenues

We recognized no revenues for the three months ended March 31, 2013 and 2012.

Research and Development Expenses

For the three months ended March 31, 2013 and 2012, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs.  Research and development expenditures for the three months ended March 31, 2013 and 2012 were comprised of technical consulting expenses, product line development fees, materials and travel.  Research and development expenses decreased approximately $80,000 to $136,000 for the three months ended March 31, 2013 compared to $216,000 for the three months ended March 31, 2012.   The decrease was primarily related a $150,000 payment to our outsourced manufacturer for product line development fees during the three months ended March 31, 2012 partially offset by increased technical consulting expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 and 2012 were comprised of share-based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased by approximately $280,000 to $751,000 for the three months ended March 31, 2013 compared to $471,000 for the three months ended March 31, 2012.  The increase was primarily due to non-cash charges related to share-based compensation expenses, which increased $443,000 to $494,000 relating primarily to restricted stock and stock options issued to our officers and certain directors for the three months ended March 31, 2013 compared to $51,000 for the three months ended March 31, 2012. This was partially offset decreases in professional fees, consulting and lower levels of operations during the three months ended March 31, 2013.

Marketing Expenses

Marketing expenses for the three months ended March 31, 2013 and 2012 were comprised of consulting fees, share-based compensation expenses and office related expenses. Marketing expenses decreased by approximately $241,000 to $48,000 for the three months ended March 31, 2013 compared to $290,000 for the three months ended March 31, 2012. The decrease was primarily related decreases in consulting expenses and non-cash charges related to share-based compensation expenses, which decreased $54,000 relating to stock and stock options issued during the three months ended March 31, 2012.  There was no comparable expense for the three months ended March 31, 2013.

Other Income and Expense

Other income and expense for the three months ended March 31, 2013 was comprised of interest expense and loss on conversion of debt.  Other income and expense for the three months ended March 31, 2012 also included derivative valuation gain.

Interest expense for the three months ended March 31, 2013 increased $63,000 to $370,000 compared to $307,000 for the three months ended March 31, 2012.  Interest expense for the three months ended March 31, 2013 and 2012 included the amortization related to the original issue discount, beneficial conversion feature, and loan costs for the convertible debentures as discussed in Note 5.  Interest expense for the three months ended March 31, 2013 also included the interest for convertible bridge loans as discussed in Note 6 and the interest on the loan payable discussed in Note 7.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $0 and $593,000 during the three months ended March 31, 2013 and 2012, respectively and are related to a derivative warrant liability which arose in 2011.

We valued our derivative warrant liability using the Black Scholes valuation method. The changes in the fair value of our derivatives are significantly influenced by changes in our stock price and changes in interest rates in the public markets. Changes in these inputs will affect the carrying value of our derivative liabilities and therefore the amount of derivative valuation gain (loss) that we are required to record.

Liquidity and Capital Resources

We had cash of $50,816 and $4,217,750 of short-term debt, exclusive of discount as of March 31, 2013.

We do not anticipate that our existing cash will be sufficient to fund our operations and anticipated capital expenditures for the next twelve months. We need additional financing in 2013 to fund our operations, research and product development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders.

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

Contractual Obligations

We have contractual payment obligations for operating leases as of March 31, 2013 of $6,105 related to our New York corporate headquarters lease.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2013.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2013 we issued 105,000 shares of common stock in our unit offering described above and 368,162 shares of common stock upon the conversion of three of the convertible bridge loans as described in Note 6.

From January 1 to March 31, 2013 we issued 20,479 shares of common stock with a fair value of $37,500 to SAM Advisors, LLC. The issuances were based on the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, Inc. is an entity controlled by William B. Smith, our chairman and chief executive officer.

From January 1 to March 31, 2013 we issued 6,143 shares of common stock with a fair value of $11,250 to Charles Hunt, a member of our board of directors. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert $3,750 of his monthly consulting fee to stock at the closing market price on the last business day of each month.

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

Dated: May 15, 2013

By: /s/ William B. Smith
William B. Smith
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)