Form 10-Q
period 2013-06-30
Vu1 CORP
filed 2013-08-14
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

On August 10, 2013, there were 9,626,097 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page Number
PART I Financial Information

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of June 30, 2013 and December 31, 2012	1
Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012	2
Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	3
Notes to Condensed Consolidated Financial Statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 4. Controls and Procedures	18

PART II Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 6. Exhibits	19

Signatures	20

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

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
ASSETS	2013	2012
Current assets
Cash	$411,093	$328,188
Prepaid expenses	182,210	42,722

Total current assets	593,303	370,910

Non-current assets
Fixed assets, net of accumulated depreciation of $0 and $0	34,015	-
Loan costs	-	118,500
Total assets	$627,318	$489,410

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,241,140	$1,008,692
Accrued payroll	192,725	192,725
Loan payable	100,000	100,000
Convertible debentures, net of discount of $0 and $571,254, respectively	3,994,213	3,546,496
Convertible bridge loans	-	309,000
Liabilities of Sendio	555,454	555,454
Total current liabilities	6,083,532	5,712,367

Total liabilities	6,083,532	5,712,367

Stockholders' deficit
Vu1 Corporation's stockholders' deficit
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 90,000,000 shares authorized; 9,586,097 and 7,130,226 shares issued and outstanding, respectively	81,573,174	78,279,737
Accumulated deficit	(86,933,333)	(83,406,639)
Total Vu1 Corporation's stockholders' deficit	(5,360,159)	(5,126,902)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' deficit	(5,456,214)	(5,222,957)
Total liabilities and stockholders' deficit	$627,318	$489,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Operating expenses
Research and development	$126,009	$91,530	$261,607	$306,888
General and administrative	356,981	351,939	1,107,484	823,252
Marketing	105,716	161,109	154,140	450,843
Total operating expenses	588,706	604,578	1,523,231	1,580,983

Loss from operations	(588,706)	(604,578)	(1,523,231)	(1,580,983)

Other income (expense)
Interest income	-	11	-	19
Interest expense	(518,325)	(318,416)	(888,699)	(625,731)
Loss on conversion of debt	(29,020)	-	(1,114,764)	(292,387)
Derivative valuation gain	-	-	-	592,783
	626,870
	39,231	(318,405)	(2,003,463)	(325,316)

Loss before provision for income taxes	(549,475)	(922,983)	(3,526,694)	(1,906,299)

Provision for income taxes	-	-	-	-

Net loss	$(549,475)	$(922,983)	$(3,526,694)	$(1,906,299)

Other comprehensive (loss) income:
Foreign currency translation adjustments	-	64,523	-	25,374

Comprehensive loss	$(549,475)	$(858,460)	$(3,526,694)	$(1,880,925)

Loss per share
Basic	$(0.06)	$(0.16)	$(0.39)	$(0.33)
Diluted	$(0.06)	$(0.16)	$(0.39)	$(0.33)
Weighted average shares outstanding
Basic	8,894,847	5,895,857	9,020,447	5,809,583
Diluted	8,894,847	5,895,857	9,020,447	5,809,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:

Net loss	$(3,526,694)	$(1,906,299)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-	678
Share-based compensation	783,509	208,468
Amortization of discount on long-term convertible notes	571,254	486,299
Amortization of loan costs	118,500	109,822
Amortization of prepaid interest	25,000	-
Derivative valuation gain	-	(592,783)
Loss on conversion of debt	1,114,764	292,387
Changes in assets and liabilities:
Accounts receivable	-	3,616
Prepaid expenses	(164,488)	(14,983)
Accounts payable	301,610	257,394
Accrued payroll	-	90,898
Net cash flows from operating activities	(776,545)	(1,064,503)

Cash flows from investing activities:
Purchase of machinery and equipment	(34,015)	-
Net cash flows from investing activities	(34,015)	-

Cash flows from financing activities:
Net proceeds from sales of common stock and warrants	793,465	1,058,468
Proceeds from short term loan	100,000	-
Net cash flows from financing activities	893,465	1,058,468

Effect of exchange rate changes on cash	-	208

Net change in cash	82,905	(5,827)

Cash, beginning of period	328,188	10,992

Cash, end of period	$411,093	$5,165

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-

Supplemental Noncash Investing and Financing Activities:
Conversion of bridge loan and interest to stock and warrants	$368,162	$104,249
Conversion of debenture for stock	$123,538	$-
Issuance of common stock and warrants for note payable	$110,000	$-
Issuance of common stock and warrants for accounts payable	$-	$42,000

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

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and pilot manufacturing facility. On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic.  In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use any proceeds to satisfy the liabilities of Sendio.  These liabilities have been recorded as a current liability on our balance sheet as of June 30, 2013 under the caption “Liabilities of Sendio.”

We have one inactive subsidiary, Telisar Corporation, a California corporation and 66.67% majority-owned subsidiary.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2012 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the quarterly period ended June 30, 2013 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2013 and December 31, 2012 we had $161,093 and $78,188 of cash in excess of federal insurance limits, respectively.

Income Taxes

We recognize the amount of income taxes payable or refundable for the current year and recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. A valuation allowance is required when it is more likely than not that we will not be able to realize all or a portion of our deferred tax assets. The fiscal years 2010 to 2012 remain open to examination to U.S. Federal authorities and other jurisdictions in the U.S. where we operate.

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

Fair Value of Financial Instruments

Financial instruments consist of a loan payable, and convertible debentures.  It is not practical to determine the fair value of the Company's financial instruments due to the current terms and embedded financial instruments.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the six months ended June 30, 2013 and 2012, research and development expenses were comprised primarily of technical consulting expenses, travel, materials and operational costs related to the development of the production line.

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

The following potentially dilutive shares of common stock are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Warrants	4,187,052	1,232,626	4,187,052	1,232,626
Convertible debt	1,152,223	374,346	1,152,223	374,346
Stock options	626,870	591,181	626,870	591,181
Unvested stock	39,231	148,500	39,231	148,500

Total potentially dilutive securities	6,005,376	2,346,653	6,005,376	2,346,653

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the six months ended June 30, 2013 we had no revenues, incurred a net loss of $3.5 million, and had negative cash flows from operations of $0.8 million. In addition, we had an accumulated deficit of $86.9 million at June 30, 2013. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our efforts to raise additional funds will continue during fiscal 2013 to fund our planned operations and research and development activities, through one or more debt or equity financings.  Subsequent to June 30, 2013, we raised gross proceeds of $60,000 in a private placement of our common stock and warrants to accredited investors.  See Note 10.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

On December 18, 2012 we entered into a 6 month lease for office space in New York, New York.  Monthly rental payments are $2,035.  In June, 2013 this was extended to December 31, 2013 on the same terms.

Total rent expense was $12,437 and $8,782 for the six months ended June 30, 2013 and 2012, respectively.

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

Pursuant to a Registration Rights Agreement, dated as of June 16, 2011, with the investors, we agreed to file a shelf registration statement covering the resale of the shares of common stock issuable upon the conversion of the convertible debentures and exercise of the warrants within 30 days after the closing, use our best efforts to cause the shelf registration statement to be declared effective within 90 days after the closing (or 120 days in the event of a “full review” by the SEC), and keep the shelf registration statement effective until the underlying shares have been sold or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on July 15, 2011 and it was declared effective on July 26, 2011.  We evaluated any liability under the registration rights agreement at June 30, 2013 and determined no accrual was necessary.

Effective June 22, 2013, the Company entered into a letter agreement with holders of $2,553,000 in principal amount of the Debentures.  The maturity date of these Debentures was extended to June 23, 2014 and the conversion price was reduced from $11.00 to $2.50 per share.  In addition, these Debentures will bear interest at an annual rate of 10% per annum, payable in equal installments on the six month and one year anniversary of the letter agreement.

Also, effective June 22, 2013, the Company entered into a separate letter agreement with the holder of approximately $123,538 in principal amount of the Debentures to reduce the conversion price of these Debentures from $11.00 to $1.22 per share.  This holder then converted the principal amount of their Debentures into 101,260 shares of common stock.

We evaluated the amended debentures above to determine if there was an extinguishment of debt or beneficial conversion feature arising as a result of the amendments and determined there was none.

On June 22, 2013, the Company did not make the required payment on the remaining $1,441,213 in principal amount of the Debentures described above, which constitutes an event of default under the terms of the remaining original Debentures.  As a result, the Company recorded a penalty of 10% of the principal amount of $144,121 as interest expense on the accompanying statement of operations for the three and six months ended June 30, 2013. The Company is also liable for all other amounts, costs, expenses and liquidated damages due in respect of those Debentures.  Additionally, the remaining original Debentures will bear default interest at a rate of 18% per annum. As a result of the Debentures being past due, the investors may at any time exercise their remedies under the terms of the Debentures.

The carrying value at June 30, 2013 and December 31, 2012 of the convertible debentures is as follows:

	June 30, 2013	December 31, 2012
Debentures Due June 22, 2013, in default at June 30, 2013, interest at 18%	$1,441,213	$4,117,750
Debentures Due June 23, 2014, interest at 10%	2,553,000	-
Original issue discount	-	(155,443)
	3,994,213	3,962,307
Beneficial conversion feature and warrant allocation	-	(415,811)
Carrying value	$3,994,213	$3,546,496

The original issue discount of the convertible debentures is being amortized over their two-year life using the effective interest method.

Interest expense related to the convertible debentures is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Amortization of original issue discount	$75,354	$76,176	$155,443	$150,828
Amortization of beneficial conversion feature and warrant allocation	206,320	173,305	415,811	335,471
Amortization of loan costs	54,308	54,911	104,392	109,822
Penalty	144,121	-	144,121	-
Stated interest payable in cash	11,282	-	11,282	-
	$491,385	$304,392	$831,049	$596,121

NOTE 6 – CONVERTIBLE BRIDGE LOANS

In October and November 2011, we received $475,000 in gross proceeds from six existing stockholders in an interim convertible bridge loan financing involving the issuance of 12% convertible promissory notes and warrants to purchase common stock.  Included in the proceeds was $50,000 received from Mark W. Weber, a member of our board of directors.  Under the notes, the loans are due upon the earlier of (a) the closing of financing pursuant to which shares of common stock or other equity securities are issued by us for aggregate consideration of not less than $5,000,000, through the (i) conversion of the note, including accrued interest, or (ii) at the lender’s option, repayment of the note, or (b) in any event, two years after the issuance of the note.  The number of shares of common stock issuable upon conversion of the note will be based on a conversion price equal to a 15% discount to the price obtained in any round of equity financing.  In the event we fail to repay the promissory notes on or before November 30, 2011, the note’s interest rate will be increased to 15% per annum.  We did not repay the promissory notes prior to that date, and the interest rate was increased to 15% per annum.  Total interest expense related to the loans for the six months ended June 30, 2013 and 2012 was $7,027 and $15,586, respectively.

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

During February, 2013 three of the convertible bridge loans totaling $368,162 (including accrued interest and loan fees of $68,162) were converted into 368,162 shares of our restricted common stock, three year warrants to purchase 368,162 shares of our common stock at an exercise price of $1.50 per share and three year warrants to purchase 98,571 shares of our common stock at an exercise price of $11.00 per share.  The fair value of the common stock was $662,690 based on the market prices of our common stock on the date of conversion of $1.80 per share.  The fair value of the three year warrants to purchase 368,162 shares of our common stock at an exercise price of $1.50 per share was $633,121 and fair value of the three year warrants to purchase 98,571 shares of our common stock at an exercise price of $11.00 per share was $158,094.  We recognized a loss on debt conversion for the six months ended June 30, 2013 in the amount of $1,085,744.

The fair value of the warrants issued upon the conversion was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.82%, volatility – 227.1%, and an expected dividend rate of 0%.

NOTE 7 – LOANS PAYABLE

On December 20, 2012, we received gross proceeds of $100,000 pursuant to the terms of a Loan Agreement dated December 20, 2012.  The loan is secured by a Deed of Assignment for certain inventory and all proceeds from the sale of the inventory.  The loan is payable on June 23, 2013, six months from the date of the agreement.  We prepaid interest of $25,000 for the term of the loan and $15,000 for loan costs, which are being amortized over the life of the note.  We recognized $15,838 and $0 of interest expense and $28,000 and $0 for loan cost amortization within interest expense for the three and six months ended June 30, 2013 and 2012, respectively.  On June 23, 2013 we did not repay the loan and it is in default.  As a result of the default, the interest rate on the loan is 109.5% per annum from the date of default.

Total principal payments for future years for the Convertible Debentures described in Note 5 and the Loan Payable are as follows as of June 30, 2013:

June 30, 2013
2013	4,094,213
$4,094,213

On May 16, 2013 we received gross proceeds of $100,000 pursuant to a Loan Agreement as of that date.  The term of the loan was for 30 days.  Total interest for the 30 day term was $10,000.  On June 18, 2013 the holder of the loan converted the $110,000 of principal and interest in our unit private placement as further described in Note 8 at a conversion price of $1.50 per share into 73,333 shares of common stock and three-year warrants to purchase common stock at an exercise price of $2.00 per share.  The fair value of the common stock was $95,333 based on the market prices of our common stock on the date of conversion of $1.30 per share.  The fair value of the three year warrants to purchase 73,333 shares of our common stock at an exercise price of $2.00 per share was $43,687. We recognized a loss on debt conversion for the three and six months ended June 30, 2013 in the amount of $29,020.

The fair value of the warrants issued upon the conversion was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.42%, volatility – 91.4%, and an expected dividend rate of 0%.

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

Common Stock

2012 Unit Offering Amendment

During 2012, we issued a total of 474,632 shares of our restricted common stock and three-year warrants to purchase 474,632 shares of our common stock at an exercise price of $2.00 per share pursuant to a private placement to accredited investors at a price of $3.50 per unit. Each unit was comprised of one share of common stock and one warrant.  On January 25, 2013 we amended the terms of the private placement, reducing the purchase price of the unit to $1.00 and reducing the exercise price of the warrant to $1.50 per share.  As a result of the amendment, the Company issued an additional 1,186,567 shares of common stock to those investors and increased the number of shares reserved for issuance upon the exercise of the warrants by 1,186,567. The issuance of the shares under the amendment was considered non-compensatory; therefore, there was no effect on the results of operations. The effect of the issuance was a reallocation of the original gross proceeds among additional paid-in capital accounts attributable to the shares and warrants, based on the relative fair values of the instruments delivered in total, including those issued under the amended terms. As a result of this reduction in price and change in the number of issued shares, the allocation of the net proceeds of $1,425,768 would have resulted in $587,989 being allocated to the warrants and the balance of the proceeds of $837,779 would have been allocated to the common stock.

2013 Unit Offerings

On January 25, 2013 we completed a private placement to accredited investors of 105,000 restricted shares of our common stock, at a purchase price of $1.00 per share, for gross proceeds of $105,000.  As part of the private placement, the investors were issued three-year warrants to purchase 105,000 shares of our common stock, at an exercise price of $1.50 per share.

The net proceeds were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The amount allocated to the fair value of the warrants was $52,363 and the balance of the proceeds of $52,637 was allocated to the common stock.

The fair value of the warrants issued in our unit private placement was calculated using the Black-Scholes option valuation model with the following assumptions – expected life – 3 years, risk free interest rate – 0.42%, volatility – 346.4%, and an expected dividend rate of 0%.

From April 9 to June 30, 2013 we raised gross proceeds of $811,000 in a unit private placement to accredited investors at a price of $1.50 per unit.  Each unit is comprised of one share of common stock and one three-year warrant to purchase common stock at an exercise price of $2.00 per share.  Included in the proceeds is $110,000 of principal and interest which was converted into the unit offering as described in Note 7.  Also included is $10,000 received from a member of our board of directors.  We issued an aggregate of 540,667 shares of common stock and warrants to purchase 540,667 shares of common stock at an exercise price of $2.00 per share.

The net proceeds of $701,000 were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The amount allocated to the fair value of the warrants was $233,829 and the balance of the proceeds of $467,171 was allocated to the common stock.  The fair value of the warrants issued was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.34% to $0.48%, volatility – 91.4% to 150.3%, and an expected dividend rate of 0%.

Issuances of common stock

During the six months ended June 30, 2013 we issued 645,667 shares of common stock in our unit offerings described above and 368,162 shares of common stock upon the conversion of three of the convertible bridge loans as described in Note 6.

From January 1 to June 30, 2013 we issued 48,842 shares of common stock with a fair value of $75,000 to SAM Advisors, LLC. The issuances were based on the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, LLC is an entity controlled by William B. Smith, our chairman and chief executive officer.  Effective July 1, 2013 Mr. Smith will receive this amount in cash.

From January 1 to June 30, 2013 we issued 6,143 shares of common stock with a fair value of $11,250 to Charles Hunt, a member of our board of directors. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert $3,750 of his monthly consulting fee to stock at the closing market price on the last business day of each month.

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

Stock issuances

On February 20, 2013 we issued 80,000 shares of restricted stock from the 2007 Stock Incentive Plan to two board members and an officer for services vesting on the date of grant.  The shares had a fair value of $128,800 based on the closing market price of our common stock on that date of $1.61 per share.

On June 15, 2013 we issued 19,231 shares of restricted common stock to a consultant for services vesting in equal monthly installments through the one year anniversary date of service.  The shares had a fair value of $25,000 based on the closing market price of our common stock of $1.30 as of that date.

We recognized a total of $98,285, $40,115, $362,237 and $40,115 of compensation expense related to restricted stock issuances as general and administrative and research and development expenses for the three and six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013 there are 45,000 shares of unvested restricted stock representing $37,037 of unrecognized compensation expense of which we anticipate $22,141 to be recognized through December 31, 2013 and $14,896 will be recognized in the first half of 2014.

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

We recognized compensation expense of $104,567, $51,337, $334,632 and $130,484 related to the vested portion of stock options based on their estimated grant date fair value as marketing expense, research and development expense or general and administrative expense based on the specific recipient of the award for the three and six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013, we have unrecognized compensation expense related to stock options of $148,354, of which we anticipate $121,641 will be recognized through December 31, 2013 and $26,713 will be recognized in 2014.

During the six months ended June 30, 2013 options to purchase 22,500 shares of common stock at a weighted average exercise price of $15.07 expired unexercised.

Warrants

As a result of the amendment of our 2012 Unit Offering as described above, the Company issued warrants to purchase an additional 1,186,567 shares of common stock at an exercise price of $1.50 per share to the investors in the offering.

During the six months ended June 30, 2013 we issued three year warrants to purchase 105,000 shares of common stock at an exercise price of $1.50 per share in our unit offering described above.

During the six months ended June 30, 2013 we issued three year warrants to purchase 540,667 shares of common stock at an exercise price of $2.00 per share in our unit offering described above.

Also during the six months ended June 30, 2013 we issued 368,162 shares of our common stock, three year warrants to purchase 368,162 shares of our common stock at an exercise price of $1.50 per share and three year warrants to purchase 98,571 shares of our common stock at an exercise price of $11.00 per share to three investors upon the conversion of convertible bridge notes as described in Note 6.

During the six months ended June 30, 2013 warrants to purchase a total of 126,034 shares of common stock with a weighted average exercise price of $15.58 expired unexercised.

A summary of our outstanding warrants at June 30, 2013 is as follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$1.50	2,909,360	2.1	2,909,360
$2.00	540,667	3.0	540,667
$9.00	262,750	2.6	262,750
$11.00	156,071	2.4	156,071
$13.00	213,380	3.0	213,380
$15.00	104,824	0.2	104,824
	4,187,052	2.3	4,187,052

NOTE 9 – RELATED PARTY TRANSACTIONS

From January 1 to June 30, 2013 we issued 48,842 shares of common stock with a fair value of $75,000 to SAM Advisors, LLC. The issuances were based on the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, Inc. is an entity controlled by William B. Smith, our chairman and chief executive officer.

From January 1 to June 30, 2013 we issued 6,143 shares of common stock with a fair value of $11,250 to Charles Hunt, a member of our board of directors. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert $3,750 of his monthly consulting fee to stock at the closing market price on the last business day of each month.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2013 we received gross proceeds of $60,000 from accredited investors at a price of $1.50 per unit and issued 40,000 shares of common stock and three-year warrants to purchase 40,000 shares of common stock at an exercise price of $2.00 per share.

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

Our efforts are presently focused on this initial product, the R30 size light for recessed fixtures.  We are currently supporting initial production of this light and are continuing to enhance our manufacturing capabilities through an outsourcing arrangement in China.  The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our products on a large scale commercial basis, market acceptance of the products and other factors.  During the six months ended June 30, 2013 an 2012, we had no revenues.

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

Our cash as of June 30, 2013 is not sufficient to support our operations through fiscal 2013 and it will be necessary for us to seek additional financing.  See “Liquidity and Capital Resources” below.

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2013 and 2012

Revenues

We recognized no revenues for the three months ended June 30, 2013 and 2012.

Research and Development Expenses

For the three months ended June 30, 2013 and 2012, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs.  Research and development expenditures for the three months ended June 30, 2013 and 2012 were comprised of technical consulting expenses, product line development fees, materials and travel.  Research and development expenses increased approximately $34,000 to $126,000 for the three months ended June 30, 2013 compared to $92,000 for the three months ended June 30, 2012.   The increase was primarily related to increased consulting and materials expenses in the three months ended June 30, 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 and 2012 were comprised of share-based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overheads and office expenses. General and administrative expenses increased by approximately $5,000 to $357,000 for the three months ended June 30, 2013 compared to $352,000 for the three months ended June 30, 2012.  The increase was primarily due to decreases in consulting and legal expenses, partially offset by non-cash charges related to share-based compensation expenses, which increased $110,000 to $201,000 relating primarily to restricted stock and stock options issued to our officers and certain directors for the three months ended June 30, 2013 compared to $91,000 for the three months ended June 30, 2012.

Marketing Expenses

Marketing expenses for the three months ended June 30, 2013 and 2012 were comprised of consulting fees, share-based compensation expenses and office related expenses. Marketing expenses decreased by approximately $55,000 to $106,000 for the three months ended June 30, 2013 compared to $161,000 for the three months ended June 30, 2012. The decrease was primarily related to decreases in consulting expenses and non-cash charges related to share-based compensation expenses, which decreased $12,000 relating to stock and stock options issued during 2012.  There was no comparable expense for the three months ended June 30, 2013.

Other Income and Expense

Other income and expense for the three months ended June 30, 2013 was primarily comprised of interest expense and loss on conversion of debt.

Interest expense for the three months ended June 30, 2013 increased $200,000 to $518,000 compared to $318,000 for the three months ended June 30, 2012.  Interest expense for the three months ended June 30, 2013 and 2012 included the amortization related to the original issue discount, beneficial conversion feature, and loan costs for the convertible debentures as discussed in Note 5.  Interest expense for the three months ended June 30, 2013 also included the interest for convertible bridge loans as discussed in Note 6 and the interest on the loans payable discussed in Note 7.

Comparison of Results for the Six Months Ended June 30, 2013 and 2012

Revenues

We recognized no revenues for the six months ended June 30, 2013 and 2012.

Research and Development Expenses

For the six months ended June 30, 2013 and 2012, we were involved in two projects to develop and commercialize our proprietary technology in our R30 and A19 sized light bulbs.  Research and development expenditures for the six months ended June 30, 2013 and 2012 were comprised of technical consulting expenses, product line development fees, materials and travel.  Research and development expenses decreased approximately $45,000 to $262,000 for the six months ended June 30, 2013 compared to $307,000 for the six months ended June 30, 2012.   The decrease was primarily related to a $150,000 payment to our outsourced manufacturer for product line development fees during the six months ended June 30, 2012 partially offset by increased technical consulting expenses and increased travel during the six months ended June 30, 2013.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013 and 2012 were comprised of share-based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased by approximately $284,000 to $1,107,000 for the six months ended June 30, 2013 compared to $823,000 for the six months ended June 30, 2012.  The increase was primarily due to non-cash charges related to share-based compensation expenses, which increased $553,000 to $696,000 relating primarily to restricted stock and stock options issued to our officers and certain directors for the six months ended June 30, 2013 compared to $143,000 for the six months ended June 30, 2012. This was partially offset by decreases in legal and professional fees, consulting and lower levels of operations during the six months ended June 30, 2013.

Marketing Expenses

Marketing expenses for the six months ended June 30, 2013 and 2012 were comprised of consulting fees, share-based compensation expenses and office related expenses. Marketing expenses decreased by approximately $297,000 to $154,000 for the six months ended June 30, 2013 compared to $451,000 for the six months ended June 30, 2012. The decrease was primarily related to decreases in consulting expenses and non-cash charges related to share-based compensation expenses, which decreased $66,000 relating to stock and stock options issued during the six months ended June 30, 2012.  There was no comparable expense for the six months ended June 30, 2013.

Other Income and Expense

Other income and expense for the six months ended June 30, 2013 was comprised of interest expense and loss on conversion of debt.  Other income and expense for the six months ended June 30, 2012 also included derivative valuation gain.

Interest expense for the six months ended June 30, 2013 increased $263,000 to $889,000 compared to $626,000 for the six months ended June 30, 2012.  Interest expense for the six months ended June 30, 2013 and 2012 included the amortization related to the original issue discount, beneficial conversion feature, and loan costs for the convertible debentures as discussed in Note 5.  Interest expense for the six months ended June 30, 2013 also included the interest for convertible bridge loans as discussed in Note 6 and the interest on the loans payable discussed in Note 7.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $0 and $593,000 during the six months ended June 30, 2013 and 2012, respectively and are related to a derivative warrant liability which arose in 2011.

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

Liquidity and Capital Resources

We had cash of $411,093 and $4,094,213 of short-term debt as of June 30, 2013.  A total of $1,541,213 of this amount is presently in default with the lenders.

Subsequent to June 30, 2013, we raised a total of $60,000 in a unit private placement as discussed in Note 10.

We do not anticipate that our existing cash and the additional proceeds from our unit offering will be sufficient to fund our operations and anticipated capital expenditures for the next twelve months. We need additional financing in 2013 to fund our operations, research and product development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders.

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

Contractual Obligations

We have contractual payment obligations for operating leases as of June 30, 2013 of $12,210 related to our New York corporate headquarters lease.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2013.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2013 we issued 467,334 shares of common stock in our unit offering described above and 368,162 shares of common stock upon the conversion of three of the convertible bridge loans as described in Note 6.

During the three months ended June 30, 2013 we issued 28,363 shares of common stock with a fair value of $37,500 to SAM Advisors, LLC. The issuances were based on the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, LLC is an entity controlled by William B. Smith, our chairman and chief executive officer.

On June 15, 2013 we issued 19,231 shares of common stock at a price of $1.30 per share to a consultant for services.

On June 18, 2013 we issued 73,333 shares of common stock to an investor upon the conversion of a short term loan as discussed in Note 7.

On June 22, 2013 we issued 101,260 shares of common stock at a price of $1.22 per share on the conversion of our Convertible Debentures as discussed in Note 5.

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

Dated: August 14, 2013

By: /s/ William B. Smith
William B. Smith
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)