Form 10-Q/A
period 2013-06-30
Vu1 CORP
filed 2013-08-28
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2013, which was filed with the Securities and Exchange Commission on August 14, 2013 (the “Original 10-Q”), is being filed to revise the unaudited condensed consolidated statement of operations for the three months ended June 30, 2013 in Part I, Item 1 of the Original 10-Q, to correct clerical errors that occurred in the EDGAR conversion of our word document that resulted in incorrect amounts reported in the totals for the line items Other income and expense, Loss before provision for income taxes, Net loss, Comprehensive loss  and Earnings per share.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the unaudited condensed consolidated statement of operations for the three months ended June 30, 2013, in Part I, Item 1 of the Original 10-Q has been added to this Amendment No. 1 in its entirety and reflects the corrections to the line items Other income and expense, Loss before provision for income taxes, Net loss, Comprehensive loss and earnings per share. and Part II, Item 6 of the Original 10-Q has been amended and restated in its entirety, solely to include as exhibits the certifications under Exchange Act Rule 13a-14(a) required to be filed with this Amendment No. 1. This Amendment No. 1 does not amend or otherwise update any other information in the Original 10-Q.

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

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Operating expenses
Research and development	$126,009	$91,530	$261,607	$306,888
General and administrative	356,981	351,939	1,107,484	823,252
Marketing	105,716	161,109	154,140	450,843
Total operating expenses	588,706	604,578	1,523,231	1,580,983

Loss from operations	(588,706)	(604,578)	(1,523,231)	(1,580,983)

Other income (expense)
Interest income	-	11	-	19
Interest expense	(518,325)	(318,416)	(888,699)	(625,731)
Loss on conversion of debt	(29,020)	-	(1,114,764)	(292,387)
Derivative valuation gain	-	-	-	592,783

	(547,345)	(318,405)	(2,003,463)	(325,316)

Loss before provision for income taxes	(1,136,051)	(922,983)	(3,526,694)	(1,906,299)

Provision for income taxes	-	-	-	-

Net loss	$(1,136,051)	$(922,983)	$(3,526,694)	$(1,906,299)

Other comprehensive (loss) income:
Foreign currency translation adjustments	-	64,523	-	25,374

Comprehensive loss	$(1,136,051)	$(858,460)	$(3,526,694)	$(1,880,925)

Loss per share
Basic	$(0.13)	$(0.16)	$(0.39)	$(0.33)
Diluted	$(0.13)	$(0.16)	$(0.39)	$(0.33)
Weighted average shares outstanding
Basic	8,894,847	5,895,857	9,020,447	5,809,583
Diluted	8,894,847	5,895,857	9,020,447	5,809,583

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

Dated: August 28, 2013

By: /s/ William B. Smith
William B. Smith
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)