Form 10-Q
period 2013-09-30
Vu1 CORP
filed 2013-11-12
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

On November 8, 2013, there were 10,426,097 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page Number
PART I Financial Information

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of September 30, 2013 and December 31, 2012	1
Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2013 and 2012	2
Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	3
Notes to Condensed Consolidated Financial Statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 4. Controls and Procedures	18

PART II Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 6. Exhibits	19

Signatures	20

i

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

ii

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
ASSETS	2013	2012
Current assets
Cash	$76,588	$328,188
Prepaid expenses	88,608	42,722

Total current assets	165,196	370,910

Non-current assets
Equipment, net of accumulated depreciation of $1,701 and $0	32,314	-
Loan costs	-	118,500
Total assets	$197,510	$489,410

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,437,309	$1,008,692
Accrued payroll	192,725	192,725
Loan payable	100,000	100,000
Convertible debentures, net of discount of $0 and $571,254, respectively	3,905,975	3,546,496
Convertible bridge loans	-	309,000
Liabilities of Sendio	555,454	555,454
Total current liabilities	6,191,463	5,712,367

Total liabilities	6,191,463	5,712,367

Stockholders' deficit
Vu1 Corporation's stockholders' deficit
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 90,000,000 shares authorized; 9,926,097 and 7,130,226 shares issued and outstanding, respectively	81,777,805	78,279,737
Accumulated deficit	(87,675,703)	(83,406,639)
Total Vu1 Corporation's stockholders' deficit	(5,897,898)	(5,126,902)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' deficit	(5,993,953)	(5,222,957)
Total liabilities and stockholders' deficit	$197,510	$489,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Operating expenses
Research and development	$185,740	$203,556	$447,347	$510,444
General and administrative	280,500	347,025	1,387,984	1,170,277
Marketing	124,518	228,329	278,658	679,172
Total operating expenses	590,758	778,910	2,113,989	2,359,893

Loss from operations	(590,758)	(778,910)	(2,113,989)	(2,359,893)

Other income (expense)
Interest income	-	-	-	19
Interest expense	(151,612)	(334,495)	(1,040,311)	(960,226)
Loss on conversion of debt	-	(60,774)	(1,114,764)	(353,161)
Derivative valuation gain	-	-	-	592,783

	(151,612)	(395,269)	(2,155,075)	(720,585)

Loss before provision for income taxes	(742,370)	(1,174,179)	(4,269,064)	(3,080,478)

Provision for income taxes	-	-	-	-

Net loss	$(742,370)	$(1,174,179)	$(4,269,064)	$(3,080,478)

Other comprehensive (loss) income:
Foreign currency translation adjustments	-	-	-	25,374

Comprehensive loss	$(742,370)	$(1,174,179)	$(4,269,064)	$(3,055,104)

Loss per share
Basic	$(0.08)	$(0.20)	$(0.48)	$(0.52)
Diluted	$(0.08)	$(0.20)	$(0.48)	$(0.52)
Weighted average shares outstanding
Basic	9,591,649	5,987,970	8,858,137	5,869,930
Diluted	9,591,649	5,987,970	8,858,137	5,869,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:

Net loss	$(4,269,064)	$(3,080,478)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	1,701	915
Share-based compensation	928,140	411,651
Amortization of discount on long-term convertible notes	571,254	752,129
Amortization of loan costs	118,500	165,337
Amortization of prepaid interest	25,000	-
Derivative valuation gain	-	(592,783)
Loss on conversion of debt	1,114,764	353,161
Changes in assets and liabilities:
Accounts receivable	-	3,616
Prepaid expenses	(70,886)	(14,983)
Accounts payable	497,778	498,907
Accrued payroll	-	90,898
Net cash flows from operating activities	(1,082,813)	(1,411,630)

Cash flows from investing activities:
Purchase of equipment	(34,015)	-
Net cash flows from investing activities	(34,015)	-

Cash flows from financing activities:
Net proceeds from sales of common stock and warrants	853,465	1,400,768
Payment on convertible debenture	(88,237)
Proceeds from loan payable	100,000	-
Net cash flows from financing activities	865,228	1,400,768

Effect of exchange rate changes on cash	-	208

Net change in cash	(251,600)	(10,654)

Cash, beginning of period	328,188	10,992

Cash, end of period	$76,588	$338

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-

Supplemental Noncash Investing and Financing Activities:
Conversion of bridge loan and interest to stock and warrants	$368,162	$193,431
Conversion of debenture for stock	$123,538	$-
Issuance of common stock and warrants for note payable and interest	$110,000	$-
Issuance of common stock and warrants for accounts payable	$-	$42,000

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2012 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the quarterly period ended September 30, 2013 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2013 and December 31, 2012 we had $0 and $78,188 of cash in excess of federal insurance limits, respectively.

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

Fair Value of Financial Instruments

Financial instruments consist of a loan payable and convertible debentures.  It is not practical to determine the fair value of the Company's financial instruments due to the current terms and embedded financial instruments.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the nine months ended September 30, 2013 and 2012, research and development expenses were comprised primarily of technical consulting expenses, travel, materials and operational costs related to the development of the production line.

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

The following potentially dilutive shares of common stock are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Warrants	4,122,228	1,366,108	4,122,228	1,366,108
Convertible debt	1,152,223	374,346	1,152,223	374,346
Stock options	571,338	591,181	571,338	591,181
Unvested stock	275,989	168,500	275,989	168,500

Total potentially dilutive securities	6,121,778	2,500,135	6,121,778	2,500,135

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the nine months ended September 30, 2013 we had no revenues, incurred a net loss of $4.27 million, and had negative cash flows from operations of $1.1 million. In addition, we had an accumulated deficit of $87.7 million at September 30, 2013. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our efforts to raise additional funds will continue during fiscal 2013 and into 2014 to fund our planned operations and research and development activities, through one or more debt or equity financings.  Subsequent to September 30, 2013, we raised gross proceeds of $500,000 in a private placement of our common stock and warrants to accredited investors.  See Note 10.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

On December 18, 2012 we entered into a 6 month lease for office space in New York, New York.  Monthly rental payments are $2,035.  In June, 2013 this was extended to December 31, 2013 on the same terms.

Total rent expense was $18,542 and $8,782 for the nine months ended September 30, 2013 and 2012, respectively.

Liabilities of Sendio

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and pilot manufacturing facility. On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic.  In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use any proceeds to satisfy the liabilities of Sendio.  These liabilities have been recorded as a current liability on our balance sheet as of September 30, 2013 under the caption “Liabilities of Sendio.”

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

The investors agreed not to convert their convertible debentures or exercise their warrants (as discussed below), and we will not be permitted to require a mandatory conversion, to the extent such conversion, exercise or issuance would result in beneficial ownership of more than 4.99% of our outstanding shares at such time.

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

Pursuant to a Registration Rights Agreement, dated as of June 16, 2011, with the investors, we agreed to file a shelf registration statement covering the resale of the shares of common stock issuable upon the conversion of the convertible debentures and exercise of the warrants within 30 days after the closing, use our best efforts to cause the shelf registration statement to be declared effective within 90 days after the closing (or 120 days in the event of a “full review” by the SEC), and keep the shelf registration statement effective until the underlying shares have been sold or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on July 15, 2011 and it was declared effective on July 26, 2011.  We evaluated any liability under the registration rights agreement at September 30, 2013 and determined no accrual was necessary.

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

On June 22, 2013, the Company did not make the required payment on the remaining $1,441,213 in principal amount of the Debentures described above, which constitutes an event of default under the terms of the remaining original Debentures.  As a result, the Company recorded a penalty of 10% of the principal amount of $144,121 as interest expense on the accompanying statement of operations for the nine months ended September 30, 2013. The Company is also liable for all other amounts, costs, expenses and liquidated damages due in respect of those Debentures.  Additionally, the remaining original Debentures will bear default interest at a rate of 18% per annum. As a result of the Debentures being past due, the investors may at any time exercise their remedies under the terms of the Debentures.

The carrying value at September 30, 2013 and December 31, 2012 of the convertible debentures is as follows:

	September 30, 2013	December 31, 2012
Debentures Due June 22, 2013, in default at June 30, 2013, interest at 18%	$1,352,975	$4,117,750
Debentures Due June 23, 2014, interest at 10%	2,553,000	-
Original issue discount	-	(155,443)
	3,905,975	3,962,307
Beneficial conversion feature and warrant allocation	-	(415,811)
Carrying value	$3,905,975	$3,546,496

The original issue discount of the convertible debentures is being amortized over their two-year life using the effective interest method.

Interest expense related to the convertible debentures is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Amortization of original issue discount	$-	$78,588	$155,443	$229,416
Amortization of beneficial conversion feature and warrant allocation	-	187,242	415,811	522,713
Amortization of loan costs	-	55,515	104,392	165,337
Penalty interest	-	-	144,121	-
Stated interest payable in cash	124,012	-	135,294	-
	$124,012	$321,345	$955,061	$917,466

NOTE 6 – CONVERTIBLE BRIDGE LOANS

In October and November 2011, we received $475,000 in gross proceeds from six existing stockholders in an interim convertible bridge loan financing involving the issuance of 12% convertible promissory notes and warrants to purchase common stock.  Included in the proceeds was $50,000 received from Mark W. Weber, a member of our board of directors.  Under the notes, the loans are due upon the earlier of (a) the closing of financing pursuant to which shares of common stock or other equity securities are issued by us for aggregate consideration of not less than $5,000,000, through the (i) conversion of the note, including accrued interest, or (ii) at the lender’s option, repayment of the note, or (b) in any event, two years after the issuance of the note.  The number of shares of common stock issuable upon conversion of the note will be based on a conversion price equal to a 15% discount to the price obtained in any round of equity financing.  In the event we fail to repay the promissory notes on or before November 30, 2011, the note’s interest rate will be increased to 15% per annum.  We did not repay the promissory notes prior to that date, and the interest rate was increased to 15% per annum.  Total interest expense related to the loans for the nine months ended September 30, 2013 and 2012 was $7,027 and $42,760, respectively.

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

During February, 2013 three of the convertible bridge loans totaling $368,162 (including accrued interest and loan fees of $68,162) were converted into 368,162 shares of our restricted common stock, three year warrants to purchase 368,162 shares of our common stock at an exercise price of $1.50 per share and three year warrants to purchase 98,571 shares of our common stock at an exercise price of $11.00 per share.  The fair value of the common stock was $662,690 based on the market prices of our common stock on the date of conversion of $1.80 per share.  The fair value of the three year warrants to purchase 368,162 shares of our common stock at an exercise price of $1.50 per share was $633,121 and fair value of the three year warrants to purchase 98,571 shares of our common stock at an exercise price of $11.00 per share was $158,094.  We recognized a loss on debt conversion for the nine months ended September 30, 2013 in the amount of $1,085,744.

The fair value of the warrants issued upon the conversion was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.82%, volatility – 227.1%, and an expected dividend rate of 0%.

NOTE 7 – LOANS PAYABLE

On December 20, 2012, we received gross proceeds of $100,000 pursuant to the terms of a Loan Agreement dated December 20, 2012.  The loan is secured by a Deed of Assignment for certain inventory and all proceeds from the sale of the inventory.  The loan is payable on June 23, 2013, six months from the date of the agreement.  We prepaid interest of $25,000 for the term of the loan and $15,000 for loan costs, which are being amortized over the life of the note.  We recognized $27,600 and $0 of interest expense and $54,114 and $0 for the three and nine months ended September 30, 2013 and 2012, respectively.  On June 23, 2013 we did not repay the loan and it is in default.  As a result of the default, the interest rate on the loan is 109.5% per annum from the date of default.

Total principal payments for future years for the Convertible Debentures described in Note 5 and the Loan Payable are as follows as of September 30, 2013:

September 30, 2013
2013	4,005,975
$4,005,975

On May 16, 2013 we received gross proceeds of $100,000 pursuant to a Loan Agreement as of that date.  The term of the loan was for 30 days.  Total interest for the 30 day term was $10,000, which was recognized as interest expense for the nine months ended September 30, 2013.  On June 18, 2013 the holder of the loan converted $110,000 of principal and interest in our unit private placement as further described in Note 8 at a conversion price of $1.50 per share into 73,333 shares of common stock and three-year warrants to purchase common stock at an exercise price of $2.00 per share.  The fair value of the common stock was $95,333 based on the market prices of our common stock on the date of conversion of $1.30 per share.  The fair value of the three year warrants to purchase 73,333 shares of our common stock at an exercise price of $2.00 per share was $43,687. We recognized a loss on debt conversion for the nine months ended September 30, 2013 in the amount of $29,020.

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

From April 9 to September 30, 2013 we raised gross proceeds of $871,000 in a unit private placement to accredited investors at a price of $1.50 per unit.  Each unit is comprised of one share of common stock and one three-year warrant to purchase common stock at an exercise price of $2.00 per share.  Included in the proceeds is $110,000 of principal and interest which was converted into the unit offering as described in Note 7.  Also included is $10,000 received from a member of our board of directors.  We issued an aggregate of 580,667 shares of common stock and warrants to purchase 580,667 shares of common stock at an exercise price of $2.00 per share.

The net proceeds of $761,000 were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The amount allocated to the fair value of the warrants was $256,836 and the balance of the proceeds of $504,164 was allocated to the common stock.  The fair value of the warrants issued was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.34% to 0.65%, volatility – 91.4% to 150.3%, and an expected dividend rate of 0%.

Issuances of common stock

During the nine months ended September 30, 2013 we issued 685,667 shares of common stock in our unit offerings described above and 368,162 shares of common stock upon the conversion of three of the convertible bridge loans as described in Note 6.

From January 1 to September 30, 2013 we issued 48,842 shares of common stock with a fair value of $75,000 to SAM Advisors, LLC. The issuances were based on the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, LLC is an entity controlled by William B. Smith, our chairman and chief executive officer.  Effective July 1, 2013 Mr. Smith receives this amount in cash.

From January 1 to September  30, 2013 we issued 6,143 shares of common stock with a fair value of $11,250 to Charles Hunt, a member of our board of directors. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert $3,750 of his monthly consulting fee to stock at the closing market price on the last business day of each month.

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

On August 26, 2013 the board of directors increased the number of shares authorized for issuance under the 2007 Stock Incentive Plan by 1,500,000 shares to a total of 2,500,000 shares.

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

On August 26, 2013 we issued 300,000 shares of restricted common stock to our non-executive board members and an officer for services vesting ratably through June 1, 2014.  The shares had a fair value of $360,000 based in the closing market price of $1.20 as of that date.

We recognized a total of $57,302, $132,665, $419,617 and $172,780 of compensation expense related to restricted stock issuances as general and administrative and research and development expenses for the three and nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013 there are 275,989 shares of unvested restricted stock representing $332,547 of unrecognized compensation expense of which we anticipate $124,960 to be recognized through December 31, 2013 and $207,587 will be recognized in the first half of 2014.

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

We recognized compensation expense of $87,429, $1,933, $422,062 and $132,416 related to the vested portion of stock options based on their estimated grant date fair value as marketing expense, research and development expense or general and administrative expense based on the specific recipient of the award for the three and nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013, we have unrecognized compensation expense related to stock options of $60,935, of which we anticipate $34,212 will be recognized through December 31, 2013 and $26,724 will be recognized in 2014.

During the nine months ended September 30, 2013 options to purchase 30,266 shares of common stock at a weighted average exercise price of $14.32 expired unexercised.

Warrants

As a result of the amendment of our 2012 Unit Offering as described above, the Company issued warrants to purchase an additional 1,186,567 shares of common stock at an exercise price of $1.50 per share to the investors in the offering.

During the nine months ended September 30, 2013 we issued three year warrants to purchase 105,000 shares of common stock at an exercise price of $1.50 per share in our unit offering described above.

During the nine months ended September 30, 2013 we issued three year warrants to purchase 580,667 shares of common stock at an exercise price of $2.00 per share in our unit offering described above.

Also during the nine months ended September 30, 2013 we issued  three year warrants to purchase 368,162 shares of our common stock at an exercise price of $1.50 per share and three year warrants to purchase 98,571 shares of our common stock at an exercise price of $11.00 per share to three investors upon the conversion of convertible bridge notes as described in Note 6.

During the nine months ended September 30, 2013 warrants to purchase a total of 230,858 shares of common stock with a weighted average exercise price of $15.31 expired unexercised.

A summary of our outstanding warrants at September 30, 2013 is as follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$1.50	2,909,360	1.9	2,909,360
$2.00	580,667	2.7	580,667
$9.00	262,750	2.4	262,750
$11.00	156,071	2.1	156,071
$13.00	213,380	2.7	213,380
	4,122,228	2.3	4,122,228

NOTE 9 – RELATED PARTY TRANSACTIONS

From January 1 to September 30, 2013 we issued 48,842 shares of common stock with a fair value of $75,000 to SAM Advisors, LLC. The issuances were based on the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, Inc. is an entity controlled by William B. Smith, our chairman and chief executive officer.

From January 1 to September 30, 2013 we issued 6,143 shares of common stock with a fair value of $11,250 to Charles Hunt, a member of our board of directors. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert $3,750 of his monthly consulting fee to stock at the closing market price on the last business day of each month.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2013 we received gross proceeds of $500,000 from accredited investors at a price of $1.00 per unit and issued 500,000 shares of common stock and two-year warrants to purchase 500,000 shares of common stock at an exercise price of $1.25 per share.

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

Our efforts are presently focused on this initial product, the R30 size light for recessed fixtures.  We are currently supporting initial production of this light and are continuing to enhance our manufacturing capabilities through an outsourcing arrangement in China.  The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our products on a large scale commercial basis, market acceptance of the products and other factors.  During the nine months ended September 30, 2013 and 2012, we had no revenues.

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

We need to raise additional capital through one or more debt or equity financings to continue our operations. If we are unable to obtain additional financing, we will be unable to continue our operations.

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

Our cash as of September 30, 2013 is not sufficient to support our operations through fiscal 2013 and it will be necessary for us to seek additional financing.  See “Liquidity and Capital Resources” below.

Results of Operations

Comparison of Results for the Three Months Ended September  30, 2013 and 2012

Revenues

We recognized no revenues for the three months ended September 30, 2013 and 2012.

Research and Development Expenses

For the three months ended September 30, 2013 and 2012, we were involved in a single project to develop and commercialize our proprietary technology in our R30 sized light bulbs.  Research and development expenditures for the three months ended September 30, 2013 and 2012 were comprised of technical consulting expenses, product line development fees, materials and travel.  Research and development expenses decreased approximately $18,000 to $186,000 for the three months ended September 30, 2013 compared to $204,000 for the three months ended September 30, 2012.   The decrease was primarily related to decreased consulting and materials expenses in the three months ended September 30, 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 and 2012 were comprised of share-based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overheads and office expenses. General and administrative expenses decreased by approximately $67,000 to $281,000 for the three months ended September 30, 2013 compared to $347,000 for the three months ended September 30, 2012.  The decrease was primarily due to decreases in consulting and legal expenses, partially offset by non-cash charges related to share-based compensation expenses, which increased $3,000 to $138,000 relating primarily to restricted stock and stock options issued to our officers and certain directors for the three months ended September 30, 2013 compared to $135,000 for the three months ended September 30, 2012.

Marketing Expenses

Marketing expenses for the three months ended September 30, 2013 and 2012 were comprised of consulting fees, share-based compensation expenses and office related expenses. Marketing expenses decreased by approximately $103,000 to $125,000 for the three months ended September 30, 2013 compared to $228,000 for the three months ended September 30, 2012. The decrease was primarily related to decreases in consulting expenses and non-cash charges related to share-based compensation expenses, which decreased $44,000 relating to stock and stock options issued during 2012.  There was no comparable expense for the three months ended September 30, 2013.

Other Income and Expense

Other income and expense for the three months ended September 30, 2013 was primarily comprised of interest expense and loss on conversion of debt.

Interest expense for the three months ended September 30, 2013 decreased $182,000 to $152,000 compared to $334,000 for the three months ended September 30, 2012.  Interest expense for the three months ended September 30, 2013 also included the interest for convertible promissory notes as discussed in Note 5 and the interest on the loans payable discussed in Note 7.

Comparison of Results for the Nine Months Ended September 30, 2013 and 2012

Revenues

We recognized no revenues for the nine months ended September 30, 2013 and 2012.

Research and Development Expenses

For the nine months ended September 30, 2013 and 2012, we were involved in a single project to develop and commercialize our proprietary technology in our R30 sized light bulbs.  Research and development expenditures for the nine months ended September 30, 2013 and 2012 were comprised of technical consulting expenses, product line development fees, materials and travel.  Research and development expenses decreased approximately $63,000 to $447,000 for the nine months ended September 30, 2013 compared to $510,000 for the nine months ended September 30, 2012.   The decrease was primarily related to a $150,000 payment to our outsourced manufacturer for product line development fees during the nine months ended September 30, 2012 for which no current year expense exists.  This is partially offset by increased materials expenses and increased travel during the nine months ended September 30, 2013.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013 and 2012 were comprised of share-based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased by approximately $218,000 to $1,388,000 for the nine months ended September 30, 2013 compared to $1,170,000 for the nine months ended September 30, 2012.  The increase was primarily due to non-cash charges related to share-based compensation expenses, which increased $557,000 to $834,000 relating primarily to restricted stock and stock options issued to our officers and certain directors for the nine months ended September 30, 2013 compared to $277,000 for the nine months ended September 30, 2012. This was partially offset by decreases in legal and professional fees, consulting and lower levels of operations during the nine months ended September 30, 2013.

Marketing Expenses

Marketing expenses for the nine months ended September 30, 2013 and 2012 were comprised of consulting fees, share-based compensation expenses and office related expenses. Marketing expenses decreased by approximately $400,000 to $279,000 for the nine months ended September 30, 2013 compared to $679,000 for the nine months ended September 30, 2012. The decrease was primarily related to decreases in consulting expenses and non-cash charges related to share-based compensation expenses, which decreased $109,000 relating to stock and stock options issued during the nine months ended September 30, 2012.  There was no comparable expense for the nine months ended September 30, 2013.

Other Income and Expense

Other income and expense for the nine months ended September 30, 2013 was comprised of interest expense and loss on conversion of debt.  Other income and expense for the nine months ended September 30, 2012 also included derivative valuation gain.

Interest expense for the nine months ended September 30, 2013 increased $80,000 to $1,040,000 compared to $960,000 for the nine months ended September 30, 2012.  Interest expense for the nine months ended September 30, 2013 and 2012 included the amortization related to the original issue discount, beneficial conversion feature, and loan costs for the convertible debentures as discussed in Note 5.  Interest expense for the nine months ended September 30, 2013 also included the interest for convertible bridge loans as discussed in Note 6 and the interest on the loans payable discussed in Note 7.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $0 and $593,000 during the nine months ended September 30, 2013 and 2012, respectively and are related to a derivative warrant liability which arose in 2011.

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

Liquidity and Capital Resources

We had cash of $76,588 and $4,005,975 of short-term debt as of September 30, 2013.  A total of $1,541,213 plus accrued interest of this amount is presently in default with the lenders.

Subsequent to September 30, 2013, we raised a total of $500,000 in a unit private placement as discussed in Note 10.

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

Contractual Obligations

We have contractual payment obligations for operating leases as of September 30, 2013 of $6,105 related to our New York corporate headquarters lease.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at September 30, 2013.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2013 we issued 40,000 shares of common stock in our unit offering described in Note 8, above.

ITEM 6.  EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of William B. Smith, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries, Chief Financial Officer

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

Dated: November 12, 2013

By: /s/ William B. Smith
William B. Smith
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)