Form 10-K
period 2013-12-31
Vu1 CORP
filed 2014-03-31
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________ to________________

Commission file number 000-21864

Vu1 Corporation
(Exact name of registrant as specified in its charter)

California	84-0672714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Camelia Street
Berkeley, California	94710
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (855) 881-2852

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

The aggregate market value of the issuer’s stock held by non-affiliates on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,744,853, based on the average of the bid and ask prices of such stock on that date of $1.29 per share, as reported by the OTC Bulletin Board.

On March 20, 2014, there were 10,701,097 shares of registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Vu1 Corporation

2013 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1.  BUSINESS

We design, develop and market mercury-free lighting products using our proprietary Electron Stimulated Luminescence™, or ESL, technology.  Our ESL lights use a form of cathode-ray tube technology in which accelerated electrons stimulate phosphor to create light, making the surface of our lights glow in a highly energy-efficient manner and with a warm white natural light.  In December 2010, we released our first product, the R30 reflector light for recessed fixtures (a direct replacement for the 65-watt incandescent flood light), which we believe will capture a growing share of the general illumination market in 2014 and over the next several years.  We believe our current and planned ESL lighting products offer advantages over competing technologies including increased energy efficiency, longer product lifetime, environmentally safer and toxin-free disposal, superior light quality and lower cost of usage.  We also believe that our ESL lights have the potential to replace traditional incandescent light bulbs, compact fluorescent light bulbs (CFLs) and solid-state light emitting diodes (LEDs) in the future because of these competitive advantages.  Our technology, intellectual property position and strategic manufacturing relationships should enable us to share in the revenues from the worldwide general lighting products market when our current and planned ESL lights enter mainstream consumer, commercial and industrial markets.

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

In addition to our R30 reflector light, which received certification from Underwriters Laboratories Inc. (UL®) in October 2010, we are currently developing our version of the standard Edisonian A19 screw-in light (and its European equivalent, the A60), the most common general purpose electric light in the world.  In June 2011, we submitted our A19 light to UL for certification and, in August 2011, received that certification.  We are also planning to develop an R40 flood light for the United States commercial market and a smaller R63 light for the European market to be used in currently-installed recessed lighting fixtures. According to Strategies Unlimited, an independent research firm, the worldwide lighting market accounts for approximately $90 billion in annual sales.

We believe a significant contributing factor to our prospects are government regulations mandating the use of energy-efficient lighting, including the elimination of the production of traditional incandescent light bulbs in Europe by 2012 and in the United States in 2014, and regulations restricting the use of hazardous substances such as the mercury contained in CFLs.  We believe these developments disrupt the well-entrenched lighting industry of past decades and, given the energy conservation and eco-friendly characteristics of our ESL lighting products, create significant opportunities for us to introduce our products into the market in place of incandescent bulbs, as well as CFLs and LEDs.

In February, 2014 we established a research and development facility in Berkeley, California to continue our manufacturing and development efforts.  The facility also serves as our corporate headquarters.

In October 2011, we established a key strategic business relationship with Huayi Lighting Company Ltd. (“Huayi Lighting”), an experienced lighting products manufacturer.  Under a manufacturing agreement, Huayi Lighting has agreed, under our direction, to produce substantially all of our ESL lighting products for resale to our customers over the next five years.  Through this relationship, Huayi Lighting is responsible for sourcing, fabricating and assembling the required electronic components of our lights, sourcing the glass components from its suppliers and using its processes to assemble and package finished products. We have introduced our own manufacturing and quality control processes, as well as provided assistance regarding the sourcing of components and subassemblies during the development of the lines. Through our development efforts, we have filed nine U.S. and related foreign patent applications, of which four patents have been granted covering important features of our current and planned lighting technology and products, and have accumulated over the past nine years a substantial amount of technical know-how relating to our ESL technology.

During 2013, we focused on initiatives to continue the development of our manufacturing operations with Huayi Lighting.  These initiatives also included continued efforts to work with Huayi Lighting to refine the manufacturing processes, raw materials sourcing and developing quality control testing necessary for quantity manufacturing.  Our progress has been limited, primarily due to lack of adequate funding necessary to execute our business plan.  These initiatives are ongoing and, as a result, we had no revenues in 2013 and 2012.

As of March 20, 2014, we operate through the services of consultants to us, including our Chief Executive Officer and Chief Financial Officer as well as sales, marketing and engineering consultants.

Corporate Information

We were incorporated under the laws of the State of California in August 1996 under the name of Telegen Corporation.  In late 2004, we began research and product development on our lighting technology and, in May 2008, changed our name to Vu1 Corporation to better reflect this business focus.  Our principal executive offices are located at 1001 Camelia Street Berkeley, California 94710 and our telephone number is (855) 881-2852.  Our Internet website address is http://www.vu1.com.  The information on our website is not incorporated by reference into this Annual Report.

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

Proprietary Technology.  Through our internal development efforts, we have filed nine U.S. and related foreign patent applications, of which four patents have been granted covering important features of our current and planned lighting technology and products, and have accumulated over the past six years a substantial amount of technical know-how relating to our ESL technology.

Strategic Manufacturing Relationship. We have established a key strategic relationship with Huayi Lighting Company Ltd., an experienced lighting products manufacturer.  Under a manufacturing agreement executed in 2011, Huayi Lighting has agreed, under our direction, to produce substantially all of our ESL lighting products for resale to our customers over the next five years.

Experienced Management.  Our executive officers and directors have significant experience in developing and executing a “go-to-market” business model in a competitive, high growth industry.  In addition, our management team has assembled highly-skilled technical personnel in the United States to conduct ongoing research and product development of new lighting products and next-generation technologies.

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

Product Development

In February, 2014, we established our product, manufacturing and quality control development efforts in the United States and focused on the application of ESL technology on the requirements of our initial product, an R30 size light.  The R30 size light is used primarily in lighting fixtures that are recessed in the ceiling of commercial and residential buildings and are commonly referred to as “recessed can fixtures.”  We continued our development work on the technology to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the product and the design and implementation of the processes required for manufacturing the light.  We also focused on the development of quality control over the sourcing and manufacturing processes of Huayi Lighting. We continue to work with Huayi to refine the production processes and develop the supply chain for the components used in the manufacturing of our bulbs. We have also hired consultants in the United States and in China to assist Huayi with the manufacturing processes and quality control of the manufacturing.  This effort will continue in 2014.

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

Our emphasis on the development of our planned products, the additional manufacturing processes required by our product manufacturer, the distribution, marketing and branding of products and the development of sales channels relating to our lighting products will command management’s primary attention during the next 12 months.  It will also comprise the primary use of our financial resources.  In 2014, our success will depend on our ability to reach commercial manufacturing levels for our R30 and A19 lights, generate market awareness and acceptance of our current and planned lighting products, protect our technology through patents and trade secrets, and develop our planned products to meet industry standards.  If we are unable for technological, financial, competitive or other reasons to successfully take these steps, our business and operations will be adversely affected.

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

Strategic Relationship with Product Manufacturer

In October 2011, we entered into a manufacturing agreement with Huayi Lighting, an experienced lighting products manufacturer.  Under this exclusive five-year agreement, Huayi Lighting has agreed to produce substantially all of our R30 lights and future lighting products for resale to our customers.  Through this agreement, Huayi Lighting is responsible for fabricating the required electronic components of our lights, sourcing the glass components from its multiple approved suppliers and using its established automated processes to assemble and package finished products. We are required to provide estimated quarterly volume requirements to Huayi Lighting during the term of the agreement.  We are responsible to pay the upfront costs of specialized production tooling required by Huayi Lighting, and for the cost of additional machinery needed for its assembly lines, to produce our ESL lighting products.  Payments to Huayi Lighting under the agreement are based on a negotiated margin above its verified cost to source raw materials and manufacture the product, and payments are made by us in U.S. dollars when the products are delivered to the loading dock in Guangzhou, China for shipment to the west coast of the United States.  Our products will be transported to us in bulk via ocean by fully-insured logistics companies.  For all lighting products manufactured by Huayi Lighting, the products are warranted to have been made to our required technical specifications and to fully meet applicable quality standards.  In connection with the agreement, we granted Huayi Lighting limited license rights to use our technologies and intellectual property for the manufacture of our lights.  The manufacturing agreement may be terminated at any time by the parties’ mutual agreement or by us in the event of a material breach under the agreement or failure to deliver products on a timely basis.  Additionally, we have the right to independently seek a lower cost supplier to Huayi Lighting during the five-year agreement term under certain circumstances.

We expect to pay a duty on all lighting products that we import from China.  This duty is expected to represent a 3.9% mark-up to factory invoice.

Sales, Marketing and Distribution

During 2013, we continued our marketing initiatives to determine our initial marketing strategy and begin branding and corporate positioning.  Our marketing efforts have included market research to determine market size, competition, product features, consumer attitudes, pricing, certifications, government agencies, grants, target sales channels and retailers, branding and creation of initial marketing collateral. We have also had strategic and pre-contractual meetings with certain retailers and potential channel and distribution partners to determine levels of interest in our lighting products and ESL technology.  We believe that the results of these meetings were positive, but no significant customer agreements have been entered into to date.

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

Research and Product Development

We spent approximately $647,000 during fiscal 2013 and approximately $547,000 during fiscal 2012, in our product development efforts.

During 2012, we established a U.S. based research and development team, and in February, 2014 we established a research and development center in the U.S. to develop new products for the lighting industry by taking advantage of the latest technology advancements.  We expect to collaborate closely with Huayi Lighting Company Ltd. and other subcontractors which use standard production processes to ensure that new lighting products can be produced quickly, and at the lowest cost and highest quality.

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

Employees

As of December 31, 2013, we had no employees.  We have routinely used consultants in our U.S. operations and strategic vendors on a work-for-hire contract basis.  We do not have any collective bargaining agreements in place and we consider relations with our key consultants to be good.

ITEM 1A.  RISK FACTORS
Risks Related to Our Business and Industry

We have historically been a research and product development company. We have a limited operating history with minimal revenue to date, so it may be difficult to evaluate our business and prospects.  We also received a going concern qualification in our 2013 audit.

We have been primarily engaged during the last eight years in the research and development of our lighting products, and have incurred significant operating losses.  During 2013, we focused on initiatives to develop our manufacturing operations with Huayi Lighting.  These initiatives also included continued efforts to work with Huayi Lighting to refine the manufacturing processes and developing quality control testing necessary for quantity manufacturing.  Our progress has been limited, primarily due to lack of adequate funding necessary to execute our business plan.  These initiatives are ongoing and, as a result, we had no revenues in 2013 or 2012. We currently depend on third-party financing to fund our operations.  We have a very limited operating history upon which an investor can evaluate our business and prospects, and we may never generate significant revenue or achieve net income.  Peterson Sullivan, LLP, our independent registered public accounting firm, in its opinion on our financial statements for the year ended December 31, 2013, raised substantial doubt about our ability to continue as a going concern due to our net losses and negative cash flows from operations and other factors.

We have incurred historical losses and, as a result, may not be able to generate profits, support our operations or establish a return on invested capital, which can have a detrimental effect on the long-term capital appreciation of our common stock.

We incurred a net loss in 2013 of $5.0 million and had an accumulated deficit of $88.4 million as of December 31, 2013.  We cannot predict when or whether we will ever realize a profit or otherwise establish a return on invested capital.  Our business strategies may not be successful and we may never generate significant revenues or profitability, in any future fiscal period or at all.

We are presently in default on approximately $1.4 million of principal of our unsecured, Convertible Debentures.

As of the date of this annual report, the outstanding principal amount of approximately $1.4 million plus accrued interest and penalties under our original issue discount convertible debentures is due and owing by us. We have been in default to the holders of the debentures since June 22, 2013, when the debentures matured.  We continue to not have sufficient financial resources, or the ability to arrange financing, to pay the outstanding amount of the debentures at this time.  Our failure to pay the outstanding amount when due last year has resulted in our obligation to pay holders interest at the default rate of 18% per year and to pay a mandatory default amount of an additional 10% of the outstanding principal amount of the debentures.  Although we have periodically discussed a work-out with some debenture holders, no such agreement currently exists.  There can be no assurance that debenture holders have not already or will not in the future take legal action against us to collect the indebtedness due and owing under the debentures or initiate or join in a bankruptcy or insolvency case or proceeding relating to us.  Should debenture holders take any such actions, our company will be seriously impacted and we may not be able to continue in business. See Footnote 6 in the Notes to the Consolidated Financial Statements contained elsewhere in this report.

We are presently in default on approximately $0.1 million of principal on our partially secured Loans payable.

As of the date of this annual report, the outstanding principal amount of $100,000 under our Notes Payable is due and owing by us. We have been in default to the holders of the debentures since June 23, 2013, when the loans matured. The loans are secured by a Deed of Assignment for certain future  inventory and all proceeds from the sale of that inventory. We continue to not have sufficient financial resources, or the ability to arrange financing, to pay the outstanding amount of the debentures at this time.  Our failure to pay the outstanding amount when due last year has resulted in our obligation to pay holders interest at the default rate of 109.5% per annum from the date of default.  There can be no assurance that note holders have not already or will not in the future take legal action against us to collect the indebtedness due and owing under the notes or initiate or join in a bankruptcy or insolvency case or proceeding relating to us.  Should note holders take any such actions, our company will be seriously impacted and we may not be able to continue in business.  See Footnote 8 in the Notes to the Consolidated Financial Statements contained elsewhere in this report.

We have a number of technology issues to resolve before we will be able to successfully manufacture a full line of commercially viable lighting products.

Although we have completed initial engineering and obtained UL certification of our initial R30 reflector light, further development work and third-party testing will be necessary before the technology can be deployed and production of a full line of lighting products can be commenced.  If we are unable to solve current and future technology issues, we may not be able to offer commercially viable products. In addition, if we encounter difficulty in solving technology issues, our research and development costs could increase substantially and our development and production schedules could be significantly delayed.

We have experienced delays in executing our business plan, and further delays will reduce the likelihood that we will be able to manufacture lighting products or generate sufficient revenue to stay in business.

We have previously experienced delays in executing our business plan.  These delays are attributable to a number of factors, including:

•	unanticipated difficulties and increased expenses in developing our ESL technology,

•	unanticipated difficulties in establishing large scale commercial manufacturing, quality control and sourcing processes, and

•	our inability to obtain funding in a timely manner.

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

As of December 31, 2013, our executive officers and directors (and their respective affiliates) beneficially owned approximately 20.0% of our outstanding common stock, with SAM Advisors, LLC, an investment advisor controlled by William B. Smith, our Chairman, beneficially owning approximately 11.4% of our outstanding common stock.  As a result, these shareholders substantially influence our management and affairs and, if acting together, control most matters requiring the approval by our shareholders including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transactions.  The concentration of ownership may delay or prevent a change of control at a premium price.

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

As of December 31, 2013, we have outstanding under our 2007 Stock Incentive Plan stock options to purchase 595,088 shares of common stock, outstanding warrants to purchase 4,772,228 shares of common stock and outstanding convertible debentures to acquire 1,152,223 shares of common stock.  The exercise or conversion of these securities and sales of common stock issuable pursuant to them, would reduce a stockholder’s percentage voting and ownership interest.

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

The sale, or availability for sale, of a substantial number of shares of common stock in the public market could materially and adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.  At December 31, 2013, there were 10,576,097 shares of common stock issued and outstanding.  Of these shares, approximately 9,886,097 are freely transferable.  Our executive officers and directors beneficially own 2,135,337 shares, which would be eligible for resale, subject to the volume and manner of sale limitations of Rule 144 under the Securities Act.  An additional 690,000 shares are “restricted shares,” as that term is defined in Rule 144, and are eligible for sale under the provisions of Rule 144.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We do not own any real property.

As of December 31, 2013, our corporate headquarters consisted of approximately 200 square feet, located in New York, New York, for total rent per month of $2,035.

Effective February 1, 2014 we entered into a two year lease for our research and development facility and corporate headquarters, consisting of approximately 4,600 square feet of office and light industrial space located in Berkeley, California in the United States. Our lease obligations are $55,000, $60,000 and $5,000 for the years ended December 31, 2014, 2015 and 2016, respectively.

ITEM 3. LEGAL PROCEEDINGS

On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic.  In March 2012, the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use the proceeds to satisfy the liabilities of Sendio.  Our lease for the Sendio premises was terminated effective March 15, 2012 and our obligation to acquire the building was terminated on February 8, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTC Bulletin Board under the trading symbol VUOC.  The following table sets forth the range of high and low trading prices as reported by the OTC Bulletin Board for the periods indicated.

	Year ended December 31,
	2012		2013
Quarter	High	Low	High	Low
First	$6.00	$4.11	$2.75	$0.62
Second	$5.31	$2.60	$1.72	$1.16
Third	$3.95	$1.80	$1.78	$1.00
Fourth	$2.25	$0.55	$1.45	$1.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

The closing price of our common stock on March 20, 2014 was $0.88 per share.

As of March 20, 2014, we had 244 stockholders of record and approximately 2,800 beneficial owners of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 26, 2007, our board of directors approved the Vu1 Corporation 2007 Stock Incentive Plan (the “Plan”).   The stockholders approved the Plan on May 22, 2008.  In March 2011, the board of directors increased the number of shares authorized for issuance under the Plan from 500,000 to a total of 1,000,000 shares.  A majority of our stockholders approved the amendment to the Plan on October 10, 2011. On August 26, 2013 the board of directors increased the number of shares authorized for issuance under the 2007 Stock Incentive Plan by 1,500,000 shares to a total of 2,500,000 shares.  We intend to seek stockholder approval in 2014. The following table gives information as of December 31, 2013, the end of our most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options, warrants and rights under the Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-	-	1,200,000
Equity compensation plans approved by security holders	595,088	$6.15	23,299
Totals	595,088	$6.15	1,223,299

A description of the Plan can be found in Note 10 to the Notes to Consolidated Financial Statements contained in this Annual Report.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal year ended December 31, 2013, which were not registered under the Securities Act.

On January 25, 2013 we completed a private placement to accredited investors of 105,000 restricted shares of our common stock, at a purchase price of $1.00 per share, for gross proceeds of $105,000.  As part of the private placement, the investors were issued three-year warrants to purchase 105,000 shares of our common stock, at an exercise price of $1.50 per share.

From April 9 to July 11, 2013 we raised gross proceeds of $871,000 in a unit private placement to accredited investors at a price of $1.50 per unit.  Each unit is comprised of one share of common stock and one three-year warrant to purchase common stock at an exercise price of $2.00 per share.  Included in the proceeds is $110,000 of principal and interest which was converted into the unit offering as described in Note 8.  Also included is $10,000 received from a member of our board of directors.  We issued an aggregate of 580,667 shares of common stock and warrants to purchase 580,667 shares of common stock at an exercise price of $2.00 per share.

From October 10 to December 31, 2013 we received gross proceeds of $650,000 from accredited investors at a price of $1.00 per unit and issued 650,000 shares of common stock and two-year warrants to purchase 650,000 shares of common stock at an exercise price of $1.25 per share.

During the year ended December 31, 2013 we issued 48,842 shares of common stock with a fair value of $75,000 to SAM Advisors, LLC. The issuances were based on the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, LLC is an entity controlled by William B. Smith, our chairman and chief executive officer.

During the year ended December 31, 2013 we issued 6,143 shares of common stock with a fair value of $11,250 to Charles Hunt, a member of our board of directors. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert $3,750 of his monthly consulting fee to stock at the closing market price on the last business day of each month.

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

During 2013, we focused on initiatives to transition our manufacturing operations to Huayi Lighting from our former facility in the Czech Republic, which in the past has primarily provided us with product testing, engineering development and pilot production of our initial products.  These initiatives also included continued efforts to work with Huayi Lighting to refine the manufacturing processes and developing quality control testing necessary for quantity manufacturing.  Our progress has been limited, primarily due to lack of adequate funding necessary to execute our business plan.  These initiatives are ongoing and, as a result, we had no revenues in 2012.

During the year ended December 31, 2011, we recognized revenue of approximately $8,000 from initial sales of our R30 reflector light.

As noted above, our independent registered public accounting firm has issued a “going concern” modification to its report on our financial statements for the year ended December 31, 2013, stating that we had a net loss and negative cash flows from operations in fiscal 2013 and that we have an accumulated deficit.  Accordingly, these conditions raise substantial doubt about our ability to continue as a going concern.  Our Consolidated Financial Statements do not include any adjustments that might result from this going-concern uncertainty.

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

Our anticipated costs in 2014 for the continued development of our line of ESL lighting products cannot be reasonably estimated due to the inherent uncertainty of the research and feasibility of the manufacturing processes.  There can be no assurance that this development process will be successful or, if successful, that the technology will find a market and achieve sales that can sustain our operations without additional funding.

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

Years ended December 31, 2013 and 2012

Revenues

We had no revenues for the years ended December 31, 2013 and 2012.

Research and Development Expenses

For the years ended December 31, 2013 and 2012, we were involved in a single project to develop and commercialize our proprietary technology in our R30 size light bulb.  For the year ended December 31, 2013 and 2012, research and development expenses were comprised of technical consulting expenses, product line development fees, material and travel. Research and development expenses increased approximately $100,000 to $647,000 for the year ended December 31, 2013 compared to $547,000 for the year ended December 31, 2012.   The increase was primarily due to increases in technical consulting fees and travel during 2013.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2013 and 2012 were comprised of share-based compensation expenses, consulting and salaries expenses, professional and legal fees, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses increased by approximately $154,000 to $1,692,000 for the year ended December 31, 2013 compared to $1,538,000 for the year ended December 31, 2012.  Non-cash charges related to share-based compensation expenses increased $693,000 to $1,109,000 relating primarily to stock and stock options issued to directors and officers compared to $416,000 for the year ended December 31, 2012.  This increase was partially offset by decreases in consulting expenses, professional fees and a lower level of operations in 2013.

Marketing Expenses

Marketing expenses for the years ended December 31, 2013 and 2012 were comprised of consulting fees, and office related expenses. For the year ended December 31, 2013 marketing expenses also included share based compensation expense.  Marketing expenses decreased by approximately $380,000 to $375,000 for the year ended December 31, 2013 compared to $755,000 for the year ended December 31, 2012. Non-cash charges related to share based compensation were $112,000 for the year ended December 31, 2012.  There was no comparable expense for the year ended December 31, 2013. The remaining decrease was due primarily to decreases in consulting fees related to public relations, channel development and packaging costs for the year ended December 31, 2013.

Other Income and Expense

Other income and expense for the years ended December 31, 2013 and 2012 was comprised of interest income, interest expense, derivative valuation gain, loss on extinguishment of debt and gain on disposal of foreign subsidiary.

Interest income was $19 for the year ended December 31, 2012.  There was no amount for the year ended December 31, 2013. The decrease was due to lower average cash balances during the year.

Interest expense for the year ended December 31, 2013 decreased $118,000 to $1,192,000 compared to $1,310,000 for the year ended December 31, 2012.  Interest expense for the year ended December 31, 2013 and 2012 includes the amortization related to the original issue discount, beneficial conversion feature, warrant allocation and loan costs related to our Convertible Debentures as discussed in Note 6 to the Notes to Consolidated Financial Statements. In addition, interest expense includes interest related to our Bridge Notes as discussed in Note 7 to the Notes to Consolidated Financial Statements. Interest expense in 2012 also includes interest on the Note Payable as discussed in Note 8. The decrease primarily due to the decrease in non-cash amortization of the original issue discount, beneficial conversion feature, warrant allocation and loan costs related to our Convertible Debentures, which were fully amortized by June 30, 2013.  This was partially offset by increases in cash and penalty interest expense related to the defaulted Convertible Debentures as discussed in Note 6.

Derivative valuation gain results from embedded derivative financial instruments that are required to be measured at fair value. Derivative valuation gain amounted to approximately $592,000 for the year ended December 31, 2012. There was no comparable expense for the year ended December 31, 2013.

Liquidity and Capital Resources

We had cash of $92,795 and short-term debt of $4,005,975, of which $1,452,975 is in default as of December 31, 2013.

Through March 28, 2014 we have raised a total of $150,000 in a private placement to accredited investors at a purchase price of $1.00 per share.  The investors were issued 150,000 shares of restricted common stock and two-year warrants to purchase 150,000 shares of common stock, at an exercise price of $1.25 per share.

We must obtain additional financing in 2014 to fund our operations, research and product development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. No assurance can be given that additional financing will be available on terms acceptable to us, if at all.

If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to curtail or cease operations.  Any inability to obtain additional cash as needed would have a material adverse effect on our financial position, results of operations and our ability to continue in existence.  Our independent registered public accounting firm added an explanatory paragraph to its opinion on our 2013 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

Contractual Obligations

We had no contractual obligations for operating leases as of December 31, 2013.  We entered into a two year lease obligation effective February 1, 2014.  Our lease obligations are $55,000, $60,000 and $5,000 for the years ended December 31, 2014, 2015 and 2016, respectively.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2013.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages of our executive officers, directors and key personnel, and their positions with us, as of March 20, 2014:

Name	Age	Title

William B. Smith	45	Chairman of the Board of Directors and Chief Executive Officer

Matthew J. DeVries	51	Chief Financial Officer

Charles Hunt, Ph.D.	60	Director

John E. Rehfeld	73	Director

W. Duncan Troy	54	Director

Mark W. Weber	56	Director

Joshua Hauser	68	Director

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

Joshua Hauser was elected to our board of directors in July, 2013. Mr. Hauser has been a director of Transistor Devices, Inc., a privately held company based in New Jersey engaged in the design and manufacture of power supplies for commercial, industrial and military applications since 1999; he has served as Chairman of the Board of Transistor Devices, Inc. since 2007.  In addition, Mr. Hauser is a Management Consultant with JKD Consultants, Inc. since 1999.  He has also served as President and a Director of Odyne Corporation from 2004 to 2009.  Odyne was a publicly traded (OTC) clean technology company manufacturing plug-in hybrid electric drive systems for heavy vehicles. Mr. Hauser has also served as a director on several publicly traded companies over the course of his career, including Unitech, plc (London), Veeco Instruments Inc. (NYSE) and Nemic Lambda KK (Tokyo).  His previous management roles included President Siebe Power Controls (1996-1999), Managing Director Power Supplies Division Unitech plc (1989-1996) and Executive Vice President Veeco Instruments (1987-1989).  Mr. Hauser has a BSEE and MSEE from Columbia University School of Engineering.

Mr. Hauser’s experience with electronics manufacturing, clean technology and as a current and former director make him well qualified to be a member of our board.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the board.  There are no family relationships among our directors and executive officers.  As of March 20, 2014, there are no proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Board of Directors and Corporate Governance

Our board of directors is responsible for establishing broad corporate policies and for overseeing our overall management.  In addition to considering various matters which require board approval, the board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

We established a Compensation Committee in 2008, and an Audit Committee and Nominations and Corporate Governance Committee in September 2011.  The charters for the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee are available at our website, www.vu1.com.  Five members of our board of directors, Charles Hunt, Joshua Hauser, John E. Rehfeld, Duncan Troy and Mark W. Weber, are considered “independent” within the meaning of the listing rules of the Nasdaq Stock Market.

The board, its committees and our management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner.  The board and the Audit, Compensation and Nominations and Corporate Governance Committees each perform annual self evaluations.  We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer.  Upon request, we will provide to any person without charge a copy of our Code of Ethics.  Any such request should be made to Matthew DeVries, Chief Financial Officer, Vu1 Corporation, 1001 Camelia Ave Berkeley, CA 94710.

Committees of the Board

Audit Committee.  The board has an Audit Committee comprised of three non-employee directors, John E. Rehfeld (chairman), Joshua Hauser and Mark W. Weber.  Each member of the Audit Committee is independent as defined under Nasdaq’s listing rules.  The board of directors has determined that Mr. Rehfeld qualifies as an “audit committee financial expert.”  The Audit Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time.  The Audit Committee was established in September 2011.  Until the formation of the Audit Committee, the entire board of directors performed the functions of the Audit Committee.  The Audit Committee is currently charged with, among other things:

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

Compensation Committee.  The board has a Compensation Committee comprised of two non-employee directors, Duncan Troy (chairman) and Mark Weber.  Each member of the Compensation Committee is independent as defined under Nasdaq’s listing rules.  The Compensation Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time.  The Compensation Committee was established in 2008. The Compensation Committee is currently charged with, among other things, assisting the board in:

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

Nominations and Corporate Governance Committee.  The board has a Nominations and Corporate Governance Committee comprised of two non-employee directors, Mark W. Weber (chairman) and Duncan Troy.  Each member of the Nominations and Corporate Governance Committee is independent as defined under Nasdaq’s listing rules.  The Nominations and Corporate Governance Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time.  The Nominations and Corporate Governance Committee was established in September 2011.  Until the formation of the Nominations and Corporate Governance Committee, the entire board of directors performed the functions of the Nominations and Corporate Governance Committee.  The Nominations and Corporate Governance Committee is currently charged with, among other things, assisting the board in:

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

We believe that our officers, directors, and 10% stockholders complied with their Section 16(a) filing obligations during the year ended December 31, 2013, except for the following: William B. Smith did not report a grant of options and W. Duncan Troy, Charles Hunt, Ph.D., William B. Smith, John E. Rehfeld, Joshua Hauser, Matthew DeVries and Mark W. Weber did not file a Form 4 to report an issuance of restricted stock.

Code of Ethics

On March 29, 2011, we adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial and accounting officer or persons performing similar functions. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended December 31, 2013 and 2012 by (a) all persons serving as principal executive officer, and (b) our two other most highly compensated executive officers whose total compensation exceeded $100,000 in fiscal 2013, as follows (collectively, the “Named Executive Officers”):

•	William B. Smith, our Chief Executive Officer (principal executive officer);

•	Scott C. Blackstone, our former Chief Executive Officer (principal executive officer);

•	Matthew DeVries, Chief Financial Officer (principal financial officer).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

William B. Smith Chief Executive Officer,	2013	240,000	-	-	383,726	-	-	-	623,726
Principal Executive Officer (1)	2012	166,900	-	-	-	-	-	-	166,900

Scott C. Blackstone Former Chief	2013	-	-	-	-	-	-	-	-
Executive Officer, Principal Executive Officer (2)	2012	106,481	-	-	88,815	-	-	-	195,296

Matthew DeVries Chief Financial	2013	180,000	-	87,619	-	-	-	-	267,619
Officer (3)	2012	146,950	-	16,693	-	-	-	-	163,643
________________

(1)
On June 11, 2012, the board of directors appointed Mr. Smith as our Chief Executive Officer. For the years ended December 31, 2013 and 2012, a total of $75,000 and $62,500 of his salary was converted into 48,842 and 56,208 shares of our common stock based on the closing market prices of our common stock on the last business day of each month beginning in August, 2012.  The 2013 option awards amount is comprised of the fair value of the vested portion of a ten-year option to purchase 250,000 shares of common stock at an exercise price of $1.70 per share awarded on February 20, 2013 with a fair value of $410,540. This amount does not reflect the actual amounts that may be realized. The fair values of the options were computed using the Black-Scholes option valuation method with the assumptions as detailed in Note 10 to the Notes to Consolidated Financial Statements.

(2)
On April 27, 2011, the board of directors appointed Mr. Blackstone as our Chief Executive Officer and entered into a three-year employment agreement as of that date.  The 2012 option awards amount is comprised of the fair value of the vested portion of a ten-year option to purchase 110,807 shares of common stock at an exercise price of $7.82 per share awarded on April 27, 2011 with a fair value of $616,084, of which $239,406 was recognized in the year ended December 31, 2012. This amount does not reflect the actual amounts that may be realized. The fair values of the options were computed using the Black-Scholes option valuation method with the assumptions as detailed in Note 10 to the Notes to Consolidated Financial Statements.  Mr. Blackstone resigned as our Chief Executive Officer on June 6, 2012.

(3)
The 2013 stock awards amount is comprised of the fair value of 20,000 shares of restricted common stock awarded on February 20, 2013 at a price of $1.61 per share and the vested portion of a grant of 50,000 shares of restricted stock awarded on August 26, 2013 at a price of $1.20 per share. The fair value of the awards was $32,200 and $60,000, respectively of which $32,200 and $27,312 was recognized in 2013.  The fair values were based on the closing market price of our common stock on the date of grant. The 2013 and 2012 stock awards amount is comprised of the fair value of the vested portion of a grant of 20,000 shares of restricted stock award on August 17, 2012 at a price of $2.24 per share based on the closing market price of that date. The fair value of the award was $44,800, of which $28,107 and $16,693 was recognized in 2013 and 2012, respectively. The 2013 option awards amount is comprised of the fair value of a fully vested ten-year option to purchase 10,100 shares of common stock at an exercise price of $1.61 per share awarded on February 20, 2013 with a fair value of $16,260. This amount does not reflect the actual amounts that may be realized. The fair values of the options were computed using the Black-Scholes option valuation method with the assumptions as detailed in Note 10 to the Notes to Consolidated Financial Statements.

The following table summarizes equity awards outstanding at December 31, 2013 for each of the executive officers named in the Summary Compensation Table above:

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

William B. Smith	12,500	--	--	$7.80	8/21/2016	--	--	--	--
William B. Smith	250,000	166,667	83,333	$1.70	3/11/2018	--	--	--	--
Matthew DeVries	--	--	--	--	--	27,241	30,510	--	--
Matthew DeVries	10,100	--	--	$1.61	2/20/2023	--	--	--	--
Matthew DeVries	8,750	--	--	$10.40	3/13/2021	--	--	--	--
Matthew DeVries	9,016	--	--	$20.00	9/8/2018	--	--	--	--

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

The table below summarizes the compensation we paid to non-employee directors for the year ended December 31, 2013:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

W. Duncan Troy (1)	-	103,929	26,161	-	-	-	130,090
W. Duncan Troy (1)	-	103,929	26,161	-	-	-	130,090
Mark W. Weber (2)	-	111,009	26,161	-	-	-	137,170
Charles E. Hunt (3)	21,750	55,629	-	-	-	-	77,379
John E. Rehfeld (4)	-	68,372	-	-	-	-	68,372
Joshua Hauser (5)	-	27,312	-	-	-	-	27,312
John J. Boyle, III (6)	-	36,106	-	-	-	-	36,106
Paul Fletcher (7)	-	41,060	-	-	-	-	41,060
_____________
(1)
The 2013 stock awards amount is comprised of the fair value of the vested portion of a grant of 25,500 shares of restricted stock award on June 1, 2012 at a price of $3.40 per share based on the closing market price of that date. The fair value of the award was $86,700, of which $28,317 was recognized in 2013.  It also includes the fair value of a fully vested grant of 30,000 shares of restricted common stock awarded on February 20, 2013 at a price of $1.61 per share and a fair value of $48,300 and the fair value of the vested portion of a grant of 50,000 shares of restricted stock award on August 26, 2013 at a price of $1.20 per share based on the closing market price of that date. The fair value of the award was $60,000, of which $27,312 was recognized in 2013.  The option awards amount is comprised of the fair value of a fully vested ten-year option to purchase 16,250 shares of common stock at an exercise price of $1.61 per share awarded on February 20, 2013 with a fair value of $26,161.

(2)
The 2013 stock awards amount is comprised of the fair value of the vested portion of a grant of 29,000 shares of restricted stock award on June 1, 2012 at a price of $3.40 per share based on the closing market price of that date. The fair value of the award was $98,600, of which $35,397 was recognized in 2013.  It also includes the fair value of a fully vested grant of 30,000 shares of restricted common stock awarded on February 20, 2013 at a price of $1.61 per share and a fair value of $48,300 and the fair value of the vested portion of a grant of 50,000 shares of restricted stock award on August 26, 2013 at a price of $1.20 per share based on the closing market price of that date. The fair value of the award was $60,000, of which $27,312 was recognized in 2013. The option awards amount is comprised of the fair value of a fully vested ten-year option to purchase 16,250 shares of common stock at an exercise price of $1.61 per share awarded on February 20, 2013 with a fair value of $26,161.

(3)
Fees paid or earned in cash relates to consulting work performed for us by Mr. Hunt during 2013. Mr. Hunt converted $11,250 of this amount into 6,143 shares of our common stock based on the closing market price at the end of each month in which such fees were earned. The 2013 stock awards amount is comprised of the fair value of the vested portion of a grant of 20,000 shares of restricted stock award on June 1, 2012 at a price of $3.40 per share based on the closing market price of that date. The fair value of the award was $68,000, of which $28,317 was recognized in 2013. It also includes the fair value of the vested portion of a grant of 50,000 shares of restricted stock award on August 26, 2013 at a price of $1.20 per share based on the closing market price of that date. The fair value of the award was $60,000, of which $27,312 was recognized in 2013.

(4)
The 2013 stock awards amount is comprised of the fair value of the vested portion of a grant of 29,000 shares of restricted stock award on June 1, 2012 at a price of $3.40 per share based on the closing market price of that date. The fair value of the award was $98,600, of which $41,060 was recognized in 2013. It also includes the fair value of the vested portion of a grant of 50,000 shares of restricted stock award on August 26, 2013 at a price of $1.20 per share based on the closing market price of that date. The fair value of the award was $60,000, of which $27,312 was recognized in 2013.

(5)
The 2013 stock awards amount is comprised of the fair value of the vested portion of a grant of 50,000 shares of restricted stock award on August 26, 2013 at a price of $1.20 per share based on the closing market price of that date. The fair value of the award was $60,000, of which $27,312 was recognized in 2013.

(6)
The 2013 stock awards amount is comprised of the fair value of the vested portion of a grant of 25,500 shares of restricted stock award on June 1, 2012 at a price of $3.40 per share based on the closing market price of that date. The fair value of the award was $86,700, of which $36,106 was recognized in 2013.

(7)
The 2013 stock awards amount is comprised of the fair value of the vested portion of a grant of 29,000 shares of restricted stock award on June 1, 2012 at a price of $3.40 per share based on the closing market price of that date. The fair value of the award was $98,600, of which $41,060 was recognized in 2013.

The option amounts discussed above do not reflect the actual amounts that may be realized. The fair values of the options were computed using the Black-Scholes option valuation method with the assumptions as detailed in Note 10 to the Notes to Consolidated Financial Statements.

2007 Stock Incentive Plan

In October 2007, our board of directors adopted the Vu1 Corporation 2007 Stock Incentive Plan (the “Stock Plan”).  As of December 31, 2013, 595,088 shares of common stock were reserved for issuance upon the exercise of outstanding stock options under the Stock Plan.  Set forth below is a summary of the Stock Plan, but this summary is qualified in its entirety by reference to the full text of the Stock Plan, which has been filed with the SEC, and any stockholder who wishes to obtain a copy of the Stock Plan may do so by written request to Vu1 Corporation, 1001 Camelia Ave, Berkeley, CA 94710, Attention: Mr. Matthew DeVries, Chief Financial Officer.

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

Shares subject to the Stock Plan.  The Stock Plan authorizes the granting of awards for up to an aggregate of 2,500,000 shares of our authorized but unissued common stock (subject to adjustment as described below).  Shares that were previously the subject of an award under the Stock Plan that are no longer subject to the award become available for future grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 20, 2014 by:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)		Percent of Class (3)

Scott D. Hodges	1,783,099	(4)	16.7%
8843 Forest Creek Lane
Ooltewah Tennessee 37363
SAM Special Opportunity Fund	1,222,529	(5)	11.4%
SAM Advisors LLC	1,222,529	(5)	11.4%
William B. Smith	1,222,529	(5)	11.4%
111 Broadway, Suite 808
New York, New York 10006
Polymer Holdings, Ltd.	691,756		6.5%
Broomhill Road
Stonehaven, UK AB39 2NH
Mark W. Weber	391,796	(6)	3.7%
Duncan Troy	142,850	(7)	1.3%
Matthew DeVries	135,366	(8)	1.3%
Charles Hunt, Ph. D.	113,796	(9)	1.1%
John E. Rehfeld	79,000		0.7%
Joshua Hauser	50,000		0.5%
All directors and officers as a group (9 persons)	2,135,337	(10)	20.0%

(1)	Unless otherwise indicated, the address of each person is c/o Vu1 Corporation, 1001 Camelia Avenue Berkeley, CA 94710.

(2)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 20, 2014, by the exercise or conversion of any warrant, stock option or other convertible securities. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(3)
The calculation in this column is based upon 10,701,097 shares of common stock outstanding on March 20, 2014.  The shares of common stock underlying warrants, stock options or other convertible securities are deemed outstanding for purposes of computing the percentage of the person holding them but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)
Includes warrants to purchase 574,000 shares of common stock at an exercise price of $2.00 per share, warrants to purchase 65,000 shares of common stock at an exercise price of $1.50 per share and warrants to purchase 200,000 shares of common stock at $1.25 per share.

(5)
Consists of 354,207 shares of common stock held by SAM Special Opportunity Fund, LP, an investment partnership advised by SAM Advisors, LLC, and 500,772 shares of common stock held by SAM Advisors, LLC, a money management firm. Also includes options to purchase 12,500 shares of common stock at an exercise price of $7.80 per share and options to purchase 250,000 shares of common stock at an exercise price of $1.70 per share held by Mr. Smith.  Mr. Smith, our Chairman and Chief Executive Officer, is the President and Chief Executive Officer of SAM Advisors, LLC.

(6)
Consists of 142,565 shares of common stock held by the Weber Revocable Living Trust. Includes warrants to purchase 16,429 shares of common stock at an exercise price of $11 per share, warrants to purchase 6,667 shares of common stock at an exercise price of $2.00 per share and warrants to purchase 72,385 shares of common stock at an exercise price of $1.50 per share.  Also includes a stock option to purchase 7,500 shares of common stock at $20.00 per share, a stock option to purchase 3,750 shares of common stock at an exercise price of $13.00 per share, a stock option to purchase 8,750 shares of common stock at an exercise price of $10.40 per share, a stock option to purchase 12,500 shares of common stock at an exercise price of $7.60 per share and a stock option to purchase 16,250 shares of common stock at an exercise price of $1.61 per share.

(7)
Includes a stock option to purchase 7,500 shares of common stock at an exercise price of $20.00 per share, a stock option to purchase 2,500 shares of common stock at an exercise price of $13.00 per share, a stock option to purchase 10,000 shares of common stock at an exercise price of $10.40 per share, a stock option to purchase 16,250 shares of common stock at an exercise price of $1.61 per share.

(8)
Includes a stock option to purchase 9,016 shares of common stock at an exercise price of $20.00 per share, stock options to purchase 8,750 shares of common stock at an exercise price of $10.40 per share and options to purchase 10,100 shares of common stock at an exercise price of $1.61 per share.

(9)
Includes a stock option to purchase 4,500 shares of common stock at an exercise price of $20.00 per share, a stock option to purchase 2,500 shares of common stock at an exercise price of $13.00 per share, a stock option to purchase 3,750 shares of common stock at an exercise price of $10.40 per share, a stock option to purchase 12,500 shares of common stock at an exercise price of $7.60 per share and a stock option to purchase 6,250 shares of common stock at an exercise price of $4.60 per share.

(10)	Comprised of William B. Smith, Mark Weber, Matthew DeVries, Charles Hunt, John E. Rehfeld, Duncan Troy and Joshua Hauser.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary description of all transactions during the year ended December 31, 2013 and to date, and any currently proposed transactions, between us and any of our related parties.  All ongoing and any future related party transactions have been and will be made or entered into on terms that are no less favorable to us than those that may be obtained from an unaffiliated third party.  In addition, any future related party transactions must be approved by a majority of the disinterested members of our board of directors.  If a related person proposes to enter into such a transaction with us, such proposed transaction must be reported to us, in advance.

Related Party Transactions

During the year ended December 31, 2013 we issued 48,842 shares of common stock with a fair value of $75,000 to SAM Advisors, LLC. The issuances were based on the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, Inc. is an entity controlled by William B. Smith, our chairman and chief executive officer.

During the year ended December 31, 2013 we issued 6,143 shares of common stock with a fair value of $11,250 to Charles Hunt, a member of our board of directors. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert $3,750 of his monthly consulting fee to stock at the closing market price on the last business day of each month.

Except as otherwise disclosed above, none of our directors, executive officers, greater than five percent stockholders, or any associate or affiliate thereof had any material interest, direct or indirect, in any transaction with us during the year ended December 31, 2013.

Director Independence

Five members of our board of directors, Charles E. Hunt, John E. Rehfeld, Duncan Troy, Joshua Hauser and Mark W. Weber, are considered “independent” within the meaning of the listing rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Peterson Sullivan, LLP for Fiscal 2013 and 2012

The following is a summary of the aggregate fees billed to us by Peterson Sullivan LLP, our current independent registered public accounting firm, for the fiscal years ended December 31, 2013 and 2012:

	Fiscal 2013	Fiscal 2012
Audit Fees	$48,185	$40,800
Audit Related Fees	—	16,800
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$48,185	$57,600

Policy for Approval of Audit and Permitted Non-Audit Services

Our Audit Committee reviews the scope and extent of all audit and non-audit services to be provided by the independent auditors, including any engagement letters, and reviews and pre-approves all fees to be charged for such services. During 2013 and 2012, our independent auditors did not provide any non-audit services to us.  The Board of Directors may establish additional or other procedures for the approval of audit and non-audit services that our independent auditors perform. In pre-approving services to be provided by the independent auditors, the Board of Directors considers whether such services are consistent with applicable rules regarding auditor independence.

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

3.           Exhibits. [MD TO UPDATE]
Exhibit No.		Description

3.1A	(1)	Amended and Restated Articles of Incorporation of Vu1 Corporation dated June 30, 2000.

3.1B	(1)	Certificate of Amendment of Articles of Incorporation dated May 19, 2008.

3.1C	(1)	Certificate of Amendment of Articles of Incorporation dated August 25, 2008.

3.1D	(13)	Certificate of Amendment of Articles of Incorporation dated November 10, 2011.

3.2A	(2)	Bylaws of Vu1 Corporation.

3.2B	(3)	Amendment of Bylaws effective August 6, 1997.

3.2C	(12)	Amendment of Bylaws effective September 30, 2011.

4.1	(11)	Form of Common Stock Purchase Warrant of Vu1 Corporation, dated February 3, 2011, for each investor. (15)

4.2	(6)	Loan Agreement, dated December 20, 2012 between Vu1 Corporation and each of the lenders identified on the signature pages thereto

10.1	(4)	Vu1 Corporation 2007 Stock Incentive Plan, as amended August 26, 2013

10.2	(5)	Form of Vu1 Corporation Stock Option Agreement.

10.3	(6)	Subscription Agreement, dated December 20, 2012 between Vu1 Corporation and each of the subscribers identified on the signature pages thereto

10.4	(6)	Form of Common Stock Purchase Warrant dated December 20, 2012

10.5	(6)	Deed of Assignment of Debts, dated December 20, 2012 between Vu1 Corporation and Venture Capital (Europe) Limited

10.6	(7)	Form of Letter Agreement, dated as of June 18, 2013, between Vu1 Corporation and certain Debenture Holders for extension or conversion of the Debentures.

10.7	(8)	Form of Securities Purchase Agreement, dated as of June 15, 2011, between Vu1 Corporation and each purchaser identified on the signature pages thereto.

10.8	(8)	Form of Original Issue Discount Convertible Debenture issued June 22, 2011, by Vu1 Corporation to each of the purchasers.

10.9	(8)	Form of Common Stock Purchase Warrant issued June 22, 2011, by Vu1 Corporation to each of the purchasers.

10.10	(8)	Registration Rights Agreement, dated as of June 16, 2011, between Vu1 Corporation and each of the purchasers.

10.11	(9)	Form of 12% Convertible Promissory Note for interim bridge loan.

14.1	(10)	Code of Business Conduct and Ethics.

14.2	(10)	Code of Ethics for the CEO and Senior Financial Officers.

21.1	(10)	List of Subsidiaries.

31.1	**	Rule 13a-14(a)/15d-14(a) Certification of William B. Smith

31.2	**	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries

32.1	**	Certification of William B. Smith, CEO, and Matthew J. DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

Unless otherwise indicated, exhibits were previously filed.

**	Filed herewith.

(1)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on September 15, 2008.

(2)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-QSB as filed with the Commission on November 12, 1996.

(3)	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K filed on April 15, 1998.

(4)	Previously filed as an exhibit to, and incorporated herein by reference from, Current Report on Form 8-K filed on August 30, 2013.

(5)	Previously filed as an exhibit to, and Previously filed as an exhibit to, and incorporated herein by reference from, Current Report on Form 8-K filed on November 21, 2007.

(6)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on January 31, 2013.

(7)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on June 27, 2013.

(8)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on June 22, 2011.

(9)	Previously filed as an exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-Q filed on November 21, 2011.

(10)	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K filed on March 31, 2011.

(11)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on February 11, 2011.

(12)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on October 25, 2011.

(13)	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K filed on November 16, 2011.

 (b)            The financial statement schedules are either not applicable or the required information is included in the financial statements and footnotes related thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VU1 CORPORATION

Date: March 31, 2014	By:	/s/William B. Smith
William B. Smith
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ William B. Smith William B. Smith	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 31, 2014

/s/ Matthew J. DeVries Matthew J. DeVries	Chief Financial Officer (principal financial and accounting officer)	March 31, 2014

/s/ Duncan Troy Duncan Troy	Director	March 31, 2014

/ s/ Mark W. Weber Mark W. Weber	Director	March 31, 2014

/s/ Charles E. Hunt, Ph.D. Charles E. Hunt, Ph.D.	Director	March 31, 2014

/s/ John E. Rehfeld John E. Rehfeld	Director	March 31, 2014

/s/ Joshua Hauser Joshua Hauser	Director	March 31, 2014

Vu1 CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vu1 Corporation
Berkeley, California

We have audited the accompanying consolidated balance sheets of Vu1 Corporation and Subsidiaries ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vu1 Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company incurred a 2013 net loss of $5,019,977, and it had negative cash flows from operations of $1,716,606 in 2013.  In addition, the Company had an accumulated deficit of $88,426,616 at December 31, 2013.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 31, 2014

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
ASSETS	2013	2012
Current assets
Cash	$92,795	$328,188
Prepaid expenses	190,005	42,722

Total current assets	282,800	370,910

Non-current assets
Equipment, net of accumulated depreciation of $3,402 and $0	30,614	-
Loan costs	-	118,500
Total assets	$313,414	$489,410

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,148,368	$956,558
Accrued payroll	192,725	192,725
Accrued interest	324,531	52,134
Loan payable	100,000	100,000
Convertible debentures, net of discount of $0 and $571,254, respectively	3,905,975	3,546,496
Convertible bridge loans	-	309,000
Liabilities of Sendio	555,454	555,454
Total current liabilities	6,227,053	5,712,367

Total liabilities	6,227,053	5,712,367

Stockholders' deficit
Vu1 Corporation's stockholders' deficit
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 90,000,000 shares authorized; 10,576,097 and 7,130,226 shares issued and outstanding, respectively	82,609,032	78,279,737
Accumulated deficit	(88,426,616)	(83,406,639)
Total Vu1 Corporation's stockholders' deficit	(5,817,584)	(5,126,902)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' deficit	(5,913,639)	(5,222,957)
Total liabilities and stockholders' deficit	$313,414	$489,410

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Year ended December 31,
	2013	2012

Operating expenses
Research and development	$646,611	$547,276
General and administrative	1,692,010	1,538,312
Marketing	374,806	755,307
Total operating expenses	2,713,427	2,840,895

Loss from operations	(2,713,427)	(2,840,895)

Other income (expense)
Interest income	-	19
Interest expense	(1,191,786)	(1,309,917)
Loss on conversion of debt	(1,114,764)	(353,161)
Loss on extinguishment of accounts payable	-	(63,473)
Derivative valuation gain	-	592,783
Gain on disposal of foreign subsidiary	-	149,196

	(2,306,550)	(984,553)

Loss before provision for income taxes	(5,019,977)	(3,825,448)

Provision for income taxes	-	-

Net loss	$(5,019,977)	$(3,825,448)

Other comprehensive (loss) income:
Foreign currency translation adjustments	-	25,374
Reclassification adjustment on disposal of foreign subsidiary	-	(149,196)

Comprehensive loss	$(5,019,977)	$(3,949,270)

Loss per share
Basic	$(0.55)	$(0.64)
Diluted	$(0.55)	$(0.64)
Weighted average shares outstanding
Basic	9,144,940	5,949,211
Diluted	9,144,940	5,949,211

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Vu1 Corporation Stockholders
				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive	Non-Controlling
	Shares	Amount	Deficit	Income	Interest	Total

Balance December 31, 2011	5,568,253	74,898,008	(79,581,191)	123,822	(96,055)	(4,655,416)
Share-based compensation - options	-	134,349	-	-	-	134,349
Share-based compensation - stock	168,500	311,336	-	-	-	311,336
Issuance of units of stock and warrants for cash	932,365	1,825,768	-	-	-	1,825,768
Issuance of stock for services	79,585	143,954	-	-	-	143,954
Issuance of stock and warrants for bridge note payable	55,267	546,593	-	-	-	546,593
Issuance of stock and warrants for accounts payable	262,000	374,750	-	-	-	374,750
Issuance of stock for accounts payable	64,256	44,979	-	-	-	44,979
Net loss	-	-	(3,825,448)	-	-	(3,825,448)
Foreign currency translation adjustments	-	-	-	25,374	-	25,374
Reclassification adjustment on disposal of foreign subsidiary	-	-	-	(149,196)	-	(149,196)
Balance December 31, 2012	7,130,226	78,279,737	(83,406,639)	-	(96,055)	(5,222,957)
Share-based compensation - options	-	478,228	-	-	-	478,228
Share-based compensation - stock	454,216	631,139	-	-	-	631,139
Issuance of units of stock and warrants for cash	1,262,334	1,503,465	-	-	-	1,503,465
Issuance of stock for conversion of debenture	101,260	123,538				123,538
Issuances of stock and warrants for conversion of ST Debt	73,333	139,020				139,020
Amendment of Unit Offering	1,186,567	-	-	-	-	-
Issuance of stock and warrants for bridge note payable	368,161	1,453,905	-	-	-	1,453,905
Net loss	-	-	(5,019,977)	-	-	(5,019,977)
Balance December 31, 2013	10,576,097	$82,609,032	$(88,426,616)	$-	$(96,055)	$(5,913,639)

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012
Cash flows from operating activities:

Net loss	$(5,019,977)	$(3,825,448)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	3,402	1,740
Share-based compensation	1,109,367	589,639
Amortization of discount on long-term convertible notes	571,254	1,031,098
Amortization of loan costs	118,500	223,230
Amortization of prepaid interest	25,000	1,486
Derivative valuation gain	-	(592,783)
Loss on extinguishment of debt	1,114,764	353,160
Loss on extinguishment of accounts payable	-	63,473
Gain on disposal of foreign subsidiary	-	(149,196)
Changes in assets and liabilities:
Accounts receivable	-	3,616
Prepaid expenses	(172,283)	9,083
Accounts payable	260,971	631,223
Accrued payroll	-	90,898
Accrued interest	272,396
Net cash flows from operating activities	(1,716,606)	(1,568,781)

Cash flows from investing activities:
Purchase of equipment	(34,015)	-
Net cash flows from investing activities	(34,015)	-

Cash flows from financing activities:
Net proceeds from sales of common stock and warrants	1,503,465	1,825,768
Payment on convertible debenture	(88,237)	-
Proceeds from loan payable	100,000	100,000
Cash paid for loan costs and prepaid interest	-	(40,000)
Net cash flows from financing activities	1,515,228	1,885,768

Effect of exchange rate changes on cash	-	209

Net change in cash	(235,393)	317,196

Cash, beginning of period	328,188	10,992

Cash, end of period	$92,795	$328,188

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-

Supplemental Noncash Investing and Financing Activities:
Conversion of bridge loan and interest to stock and warrants	$1,453,905	$193,431
Conversion of debenture for stock	$123,538	$-
Issuance of common stock and warrants for note payable and interest	$110,000	$-
Issuance of common stock and warrants for accounts payable	$-	$356,256

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

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and manufacturing facility.  As discussed in Note 13, the Company ceased the operations of Sendio and filed a petition of insolvency effective on February 13, 2012.

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

Translating Financial Statements

The functional currency of Sendio was the Czech Koruna (CZK).  The accounts of Sendio contained in the accompanying consolidated balance sheets as of December 31, 2013 and 2012 have been translated into United States dollars at the exchange rate prevailing as of those dates. Translation adjustments were included in “Accumulated Other Comprehensive Income,” a separate component of stockholders’ equity. During the year ended December 31, 2012 we recognized the balance of Accumulated Other Comprehensive Income of $149,146 as a gain on liquidation of foreign subsidiary in the accompanying statement of operations for the year ended December 31, 2012 as we no longer have an ongoing investment in a foreign subsidiary.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2013 we have no cash in excess of federal insurance limits.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Management reviewed the assets at December 31, 2013 and determined there was no impairment.

Fair Value of Financial Instruments

Financial instruments consist of cash, payables and accrued liabilities, loans payable, bridge loans and convertible debentures. The fair value of our cash, receivables, payables and accrued liabilities and loans payable are carried at historical cost; their respective estimated fair values approximate their carrying values due to the short term nature of these items. It is not practical to determine the fair value of our convertible debentures due to the unique terms and embedded financial instruments.

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

Non-Controlling Interest

Non-controlling interest represents the equity of the 33.3% non-controlling shareholders of Telisar Corporation.  The subsidiary had no operations during 2013 and 2012.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the years ended December 31, 2013 and 2012, research and development expenses were comprised primarily of technical consulting expenses, salaries and related benefits and overheads, travel, rent and operational costs related to the development of the production line.

Share-Based Payments

We account for share-based compensation expense to reflect the fair value of share-based awards measured at the grant date.  This expense is recognized over the requisite service period and is adjusted each period for anticipated forfeitures. We estimate the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. On October 26, 2007 our Board of Directors approved the Vu1 Corporation 2007 Stock Incentive Plan (the “Stock Incentive Plan”).  A total of 500,000 shares of our common stock were authorized for issuance under the Stock Incentive Plan.  The Stock Incentive Plan was approved by our stockholders on May 22, 2008. On March 14, 2011, our Board of Directors increased the number of shares of our common stock that we are authorized to issue under our Stock Incentive Plan from 500,000 shares to 1,000,000 shares.  A majority of our stockholders approved the amendment to the Stock Incentive Plan on October 10, 2011. On August 26, 2013 the board of directors increased the number of shares authorized for issuance under the 2007 Stock Incentive Plan by 1,500,000 shares to a total of 2,500,000 shares. See Note 10.

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

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to our net losses:

	Year ended December 31,
	2013	2012
Warrants	4,772,228	2,012,034
Convertible debt	1,152,223	374,346
Stock options	595,088	309,004
Unvested stock	319,231	168,500
Total potentially dilutive securities	6,838,770	2,863,884

Recently Announced Accounting Standards – In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This update requires companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. ASU 2013-11 became effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company will adopt ASU 2013-11 when required in the first quarter of 2014. The Company does not believe the impact of ASU 2013-11 will have a material effect on the Company’s consolidated financial statements or on its financial condition.

ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, permits, but does not require, an entity to conduct an initial qualitative assessment to determine whether it is more likely than not that a non-goodwill indefinite-lived asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test currently required (i.e., comparing the asset's fair value with its carrying amount). This new standard was adopted by the Company on September 30, 2012 and had no significant effect on the accompanying consolidated financial statements.

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, requires disclosures about assets and liabilities that are offset or have the potential to be offset. This new guidance was effective for reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States which contemplate our continuation as a going concern. For the year ended December 31, 2013, we had a net loss of $5,019,977 and we had negative cash flows from operations of $1,717,606. In addition, we had an accumulated deficit of $88,426,616 at December 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to year end, we raised gross proceeds of $150,000 in a private placement of our common stock and warrants to accredited investors.  See Note 14.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013 we issued 48,842 shares of common stock with a fair value of $75,000 to SAM Advisors, LLC. The issuances were based on the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, Inc. is an entity controlled by William B. Smith, our chairman and chief executive officer.

During the year ended December 31, 2013 we issued 6,143 shares of common stock with a fair value of $11,250 to Charles Hunt, a member of our board of directors. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert $3,750 of his monthly consulting fee to stock at the closing market price on the last business day of each month.

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

During the year ended December 31, 2012, two of our board members invested $105,000 and $15,000 in our unit private placement as discussed in Note 10.

During the year ended December 31, 2012, one of our board members converted a loan totaling $57,385 (including $7,385 of accrued interest and loan fees) into 16,396 shares of our common stock, three year warrants to purchase 16,396 shares of our common stock at an exercise price of $3.75 per share and three year warrants to purchase 16,429 shares of our common stock at an exercise price of $11.00 per share as discussed in Note 7.

During the year ended December 31, 2012 we paid fees of $22,382 to Duncan Troy for services rendered as the managing director of Sendio.  Mr. Troy is a member of our board of directors.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

On December 18, 2012 we entered into a 6 month lease for office space in New York, New York. This lease was extended to December 31, 2013 on the same terms. Monthly rental payments are $2,035.  The lease was terminated by its terms as of that date.

On July 11, 2011 we entered into a month to month lease agreement for office space in New Hampshire.  Monthly rental payments were $1,445 under the lease.  This lease was terminated in April, 2012.

Total rent expense was $24,647 and $9,859 for the years ended December 31, 2013 and 2012, respectively.

Subsequent to December 31, 2013 the Company entered into a lease for a research and development facility in the United States.  See Note 14.

Investment Banking Agreements

On June 7, 2011, we entered into an agreement with Rodman & Renshaw, LLC to act as our exclusive placement agent for the sale of securities on June 22, 2011.  The agreement specified cash compensation of 7% of the purchase price paid in an offering plus warrants equal to 7% of common shares issued or issuable under the offering on the same terms as offered to investors in the private placement.  In addition, cash compensation of 7% of any proceeds from the exercise of warrants issued in conjunction with a private placement will be paid.  The agreement terminated on July 21, 2011. The contingent obligation for fees and warrants terminated on January 21, 2013.

On January 24, 2011, we entered into an agreement with Rodman & Renshaw, LLC to act as our exclusive placement agent for the sale of securities on February 8, 2011.  The agreement specified cash compensation of 7% of the purchase price paid in an offering plus warrants equal to 7% of common shares issued or issuable under the offering on the same terms as offered to investors in the private placement.  In addition, cash compensation of 7% of any proceeds from the exercise of warrants issued in conjunction with a private placement will be paid.  The agreement terminated 30 days after a successful private placement.  The contingent obligation for fees and warrants terminated in 2012.

NOTE 6 – CONVERTIBLE DEBENTURES

On June 22, 2011, pursuant to a Securities Purchase Agreement, dated as of June 16, 2011, with several institutional investors, we completed a private placement of our original issue discount convertible debentures (referred to as the convertible debentures), receiving gross proceeds of $3,500,000.  Each convertible debenture was issued at a price equal to 85% of its principal amount.  The convertible debentures matured on June 22, 2013, two years after the date of their issuance and did not bear regularly scheduled interest.  Investors may convert their convertible debentures into shares of our common stock at any time and from time to time on or before the maturity date, at a conversion price of $11.00 per share.

The convertible debentures will mandatorily convert at our option into shares of our common stock at the conversion price, if the closing bid price for the common stock exceeds $30.00 per share for a period of 10 consecutive trading days, provided that such underlying shares have been fully registered for resale with the U.S. Securities and Exchange Commission (SEC).

The convertible debentures are unsecured, general obligations of our company, and rank pari passu with our other unsecured and unsubordinated liabilities.  The convertible debentures are not redeemable or subject to voluntary prepayment by us prior to maturity.  The convertible debentures were identical for all of the investors except for principal amount.

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

Pursuant to a Registration Rights Agreement, dated as of June 16, 2011, with the investors, we agreed to file a shelf registration statement covering the resale of the shares of common stock issuable upon the conversion of the convertible debentures and exercise of the warrants within 30 days after the closing, use our best efforts to cause the shelf registration statement to be declared effective within 90 days after the closing (or 120 days in the event of a “full review” by the SEC), and keep the shelf registration statement effective until the underlying shares have been sold or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on July 15, 2011 and it was declared effective on July 26, 2011.  We evaluated any liability under the registration rights agreement at December 31, 2013 and determined no accrual was necessary.

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

On June 22, 2013, the Company did not make the required payment on the remaining $1,441,213 in principal amount of the Debentures described above, which constitutes an event of default under the terms of the remaining original Debentures.  As a result, the Company recorded a penalty of 10% of the principal amount of $144,121 as interest expense on the accompanying statement of operations for the year ended December 31, 2013. The Company is also liable for all other amounts, costs, expenses and liquidated damages due in respect of those Debentures.  Additionally, the remaining original Debentures will bear default interest at a rate of 18% per annum. As a result of the Debentures being past due, the investors may at any time exercise their remedies under the terms of the Debentures.

The carrying value at December 31, 2013 and 2012 of the convertible debentures is as follows:

	December 31, 2013	December 31, 2012
Debentures Due June 22, 2013, in default at December 31, 2013, interest at 18%	$1,352,975	$4,117,750
Debentures Due June 23, 2014, interest at 10%	2,553,000	-
Original issue discount	-	(155,443)
	3,905,975	3,962,307
Beneficial conversion feature and warrant allocation	-	(415,811)
Carrying value	$3,905,975	$3,546,496

The original issue discount of the convertible debentures was amortized over their two-year life using the effective interest method.

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

In conjunction with the placement of the convertible debentures, we paid our investment banker $245,000 as a placement fee and issued five-year warrants to purchase 26,205 shares of our common stock at an exercise price of $13.00 per share.  All terms are identical to the warrants issued to the holders of the convertible debentures. The estimated fair value of the warrants issued with the convertible debentures of $142,601 was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock – $9.00 per share; estimated volatility – 84.6%; risk-free interest rate – 1.58%, expected dividend rate – 0% and expected life – 5.0 years.  In addition, we incurred legal and other costs of $53,500 paid in cash.  These costs, totaling $441,101 were recorded as loan costs on the accompanying balance sheet on the date of issuance and were amortized to interest expense using the straight line method, which approximates the effective interest method, over the two-year term of the convertible debentures.

Interest expense related to the convertible debentures is as follows:

	Year ended December 31,
	2013	2012
Amortization of original issue discount	$155,443	$309,628
Amortization of beneficial conversion feature and warrant allocation	415,811	722,956
Amortization of loan costs	104,392	220,852
Penalty interest payable in cash	144,121	-
Stated interest payable in cash	259,168	-
	$1,078,935	$1,253,436

NOTE 7 – CONVERTIBLE BRIDGE LOANS

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

Total interest expense for the year ending December 31, 2013 and 2012 was $7,027 and $54,103 (including $14,250 of loan costs in 2012), respectively.

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

During February, 2013 three of the convertible bridge loans totaling $368,162 (including accrued interest and loan fees of $68,162) were converted into 368,162 shares of our restricted common stock, three year warrants to purchase 368,162 shares of our common stock at an exercise price of $1.50 per share and three year warrants to purchase 98,571 shares of our common stock at an exercise price of $11.00 per share.  The fair value of the common stock was $662,690 based on the market prices of our common stock on the date of conversion of $1.80 per share.  The fair value of the three year warrants to purchase 368,162 shares of our common stock at an exercise price of $1.50 per share was $633,121 and fair value of the three year warrants to purchase 98,571 shares of our common stock at an exercise price of $11.00 per share was $158,094.  We recognized a loss on debt conversion for the year ended December 31, 2013 in the amount of $1,085,744.

The fair value of the warrants issued upon the conversions in 2013 was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.82%, volatility – 227.1%, and an expected dividend rate of 0%.

During the year ended December 31, 2012, three of the convertible bridge loans totaling $193,431 (including accrued interest and loan fees of $18,431) were converted into 55,267 units in our private placement offering as discussed in Note 10.  Accordingly, we issued 55,267 shares of our common stock, three year warrants to purchase 55,267 shares of our common stock at an exercise price of $3.75 per share and three year warrants to purchase 57,500 shares of our common stock at an exercise price of $11.00 per share.  The fair value of the common stock was $230,540 based on the market prices of our common stock on the respective dates of conversion ranging from $2.11 to $5.75 per share.  The fair value of the three year warrants to purchase 55,267 shares of our common stock at an exercise price of $3.75 per share was $171,023 and fair value of the three year warrants to purchase 57,500 shares of our common stock at an exercise price of $11.00 per share was $145,029.  We recognized a loss on debt conversion in the amount of $353,161 on the dates of conversion for the notes.

The fair value of the warrants issued upon the conversions in 2012 was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.31% to 0.82%, volatility – 103.6% to 198.4%, and an expected dividend rate of 0%.

One of the convertible bridge loans converted in 2012 was held by Mark Weber, a member of our board of directors, who converted a loan totaling $57,385 (including $7,385 of accrued interest and loan fees) into 16,396 shares of our common stock, three year warrants to purchase 16,396 shares of our common stock at an exercise price of $3.75 per share and three year warrants to purchase 16,429 shares of our common stock at an exercise price of $11.00 per share.

NOTE 8 – LOANS PAYABLE

On December 20, 2012, we received gross proceeds of $100,000 pursuant to the terms of a Loan Agreement dated December 20, 2012.  The loan is secured by a deed of assignment for certain future inventory and proceeds from the sale of that inventory as described in the deed of assignment.  The loan was payable on June 23, 2013, six months from the date of the agreement.  We prepaid interest of $25,000 for the term of the loan and $15,000 for loan costs, which were amortized over the life of the note.  We recognized $81,714 and $1,486 of interest expense and $23,514 and $892 for loan cost amortization within interest expense for the years ended December 31, 2013 and 2012, respectively.

On June 23, 2013 we did not repay the loan and it is in default.  As a result of the default, the interest rate on the loan is 109.5% per annum from the date of default.

Total principal payments for future years for the Convertible Bridge Loans, the Convertible Debentures described in Note 7, the Convertible Bridge Loans described in Note 7 and the Loan Payable are as follows as of December 31, 2013:

December 31, 2013
2014	4,005,975
$4,005,975

On May 16, 2013 we received gross proceeds of $100,000 pursuant to a Loan Agreement as of that date.  The term of the loan was for 30 days.  Total interest for the 30 day term was $10,000, which was recognized as interest expense for the year ended December 31, 2013.  On June 18, 2013 the holder of the loan converted $110,000 of principal and interest in our unit private placement as further described in Note 10 at a conversion price of $1.50 per share into 73,333 shares of common stock and three-year warrants to purchase common stock at an exercise price of $2.00 per share.  The fair value of the common stock was $95,333 based on the market prices of our common stock on the date of conversion of $1.30 per share.  The fair value of the three year warrants to purchase 73,333 shares of our common stock at an exercise price of $2.00 per share was $43,687. We recognized a loss on conversion of debt for the year ended December 31, 2013 in the amount of $29,020.

The fair value of the warrants issued upon the conversion was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.42%, volatility – 91.4%, and an expected dividend rate of 0%.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments were classified as liabilities and carried at fair value, with changes reflected in the statement of operations.

On February 9, 2011, we issued five-year warrants to purchase 262,750 shares of our common stock at an exercise price of $12.00 per share in conjunction with a private placement.  If we issued common stock or common stock equivalents at a price per share less than the exercise price of the warrants, the exercise price of the warrants was decreased to equal the price at which the common stock or common stock equivalents were issued.  The exercise price could not be reduced below $9.00 per share. On June 22, 2011, the exercise price of the warrants was reduced from $12.00 per share to $11.00 per share as a result of the issuance of the convertible debentures at a conversion price of $11.00 per share as described in Note 6.

On January 24, 2012, the exercise price of the warrants was further reduced to $9.00 per share in conjunction with the 2012 Unit Offering as described in Note 10.  As a result, we recognized the difference in the fair value of the warrants of $46,444 as of that date as an additional unrealized fair value change in the derivative gain for the year ended December 31, 2012.  As a result of this reduction, the exercise price no longer has the potential for further adjustment, and we determined that the warrants no longer represented a derivative liability, and the remaining balance of the derivative liability was recognized as a derivative gain in the amount of $639,227 for the year ended December 31, 2012.

The Company used the Black-Scholes option valuation model to measure the fair value of the warrants, and based on the following assumptions: market value of common stock of $4.15, expected life of 4.04 years, volatility of 81.0% and risk free interest rate of 0.66%.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

From April 9 to July 11, 2013 we raised gross proceeds of $871,000 in a unit private placement to accredited investors at a price of $1.50 per unit.  Each unit is comprised of one share of common stock and one three-year warrant to purchase common stock at an exercise price of $2.00 per share.  Included in the proceeds is $110,000 of principal and interest which was converted into the unit offering as described in Note 8.  Also included is $10,000 received from a member of our board of directors.  We issued an aggregate of 580,667 shares of common stock and warrants to purchase 580,667 shares of common stock at an exercise price of $2.00 per share.

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

From October 10 to December 31, 2013 we received gross proceeds of $650,000 from accredited investors at a price of $1.00 per unit and issued 650,000 shares of common stock and two-year warrants to purchase 650,000 shares of common stock at an exercise price of $1.25 per share.

The net proceeds of $650,000 were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The amount allocated to the fair value of the warrants was $217,155 and the balance of the proceeds of $432,845 was allocated to the common stock.  The fair value of the warrants issued was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 2 years, risk free interest rate – 0.28% to 0.38%, volatility – 81.5% to 113.0%, and an expected dividend rate of 0%.

2013 Issuances of common stock

During the year ended December 31, 2013 we issued 685,667 shares of common stock in our unit offerings described above and 368,162 shares of common stock upon the conversion of three of the convertible bridge loans as described in Note 6.

During the year ended December 31, 2013 we issued 48,842 shares of common stock with a fair value of $75,000 to SAM Advisors, LLC. The issuances were based on the closing market prices as of the date of issuance pursuant to our agreement to convert their $12,500 monthly consulting fee to stock at the closing market price on the last business day of each month. SAM Advisors, LLC is an entity controlled by William B. Smith, our chairman and chief executive officer.  Effective July 1, 2013 Mr. Smith receives this amount in cash.

During the year ended December 31, 2013 we issued 6,143 shares of common stock with a fair value of $11,250 to Charles Hunt, a member of our board of directors. The issuances were based in the closing market prices as of the date of issuance pursuant to our agreement to convert $3,750 of his monthly consulting fee to stock at the closing market price on the last business day of each month.

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

The fair value of the warrants issued in our unit private placement was calculated using the Black-Scholes option valuation model with the following assumptions:

Closing market price of common stock	$0.52	$0.52
Estimated volatility	92%	92%
Risk free interest rate	3.36%	3.36%
Expected dividend rate	-	-
Expected life	10 years	10 years

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

On January 25, 2013 we amended the terms of the 2012 Unit Offering, reducing the purchase price of the unit to $1.00 and reducing the exercise price of the warrant to $1.50 per share.  As a result of the amendment, the Company issued an additional 1,186,567 shares of common stock to those investors and increased the number of shares reserved for issuance upon the exercise of the warrants by 1,186,567. The issuance of the shares under the amendment was considered non-compensatory; therefore, there was no effect on the results of operations. The effect of the issuance was a reallocation of the original gross proceeds among additional paid-in capital accounts attributable to the shares and warrants, based on the relative fair values of the instruments delivered in total, including those issued under the amended terms. As a result of this reduction in price and change in the number of issued shares, the allocation of the net proceeds of $1,425,768 would have resulted in $587,989 being allocated to the warrants and the balance of the proceeds of $837,779 would have been allocated to the common stock.

2012 Issuances of common stock

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

Closing market price of common stock	$ 0.70
Estimated volatility	101.20%
Risk free interest rate	0.39%
Expected dividend rate	-
Expected life	3 years

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

The fair value of the warrants issued in our unit private placement was calculated using the Black-Scholes option valuation model with the following assumptions:

Closing market price of common stock	$ 0.70
Estimated volatility	101.20%
Risk free interest rate	0.39%
Expected dividend rate	-
Expected life	3 years

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

Stock issuances

A summary of activity related to grants of common stock under the 2007 Stock Incentive Plan as of December 31, 2013 is presented below.

	Number of Shares	Grant Date Fair Value
Outstanding, December 31, 2011	131,393	$4.60 to $22.80
Granted	168,500	$3.26
Forfeited	(2,795)	$8.00
Outstanding, December 31, 2012	297,098	$2.24 to $22.80
Granted	399,231	$1.20 to $1.61
Forfeited	-	-
Outstanding, December 31, 2013	696,329	$1.20 to $22.80

Vested, December 31, 2013	524,070	$1.20 to $22.80

A summary of the status of our nonvested stock grants as of December 31, 2013 and changes during the year ended December 31, 2013 is presented below.

Nonvested Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	168,500	$8.00
Granted	399,231	1.29
Forfeited	-	-
Vested	(395,472)	9.20
Nonvested at December 31, 2013	172,259	$3.26

We made the following common stock awards for the year ended December 31, 2013 from the 2007 Stock Incentive Plan:

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

We recognized a total of $544,889 and $311,336 of compensation expense related to restricted stock issuances as general and administrative and research and development expenses for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013 there are 172,259 shares of unvested restricted stock representing $207,587 of unrecognized compensation expense which we anticipate will be recognized in the first half of 2014.

We made the following common stock awards for the year ended December 31, 2012 from the 2007 Stock Incentive Plan:

On June 1, 2012 we granted a total of 148,500 shares of restricted common stock to the six non-executive board members for service on the board of directors.  The shares had a fair value of $504,900 based on the closing market price of $3.40 on the date of grant.  The shares vested on June 1, 2013.

On August 17, 2012 we granted 20,000 shares of restricted common stock to an officer for service.  The shares had a fair value of $44,800 based on the closing market price of $2.24 on the date of grant.  The shares vested on August 17, 2013.

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

Option issuances

A summary of activity related to stock options under the 2007 Stock Incentive Plan as of December 31, 2013 is presented below.

	Number of Shares	Exercise price range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	591,181	$4.60 to $20.00	$10.04	5.9	$3,150
Granted	-	-	$-
Exercised	-	-	$-
Forfeited	(282,177)	$4.60 to $13.00	$8.32
Outstanding, December 31, 2012	309,004	$4.60 to $20.00	$11.62	6.0	$-
Granted	317,600	$1.28 to $1.70	$1.65
Exercised	-	-	$-
Forfeited	(31,516)	$7.80 to $20.00	$12.54
Outstanding, December 31, 2013	595,088	$1.28 to $20.00	$6.15	3.7	$-

Exercisable, December 31, 2013	511,755	$1.28 to $20.00	$6.87	3.7	$-

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of our common stock as reflected on the OTC Bulletin Board.

The range of exercise prices for options outstanding and options exercisable under the 2007 Stock Incentive Plan at December 31, 2013 are as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life of Options Outstanding (in years)	Options Outstanding		Options Exercisable
		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.28 to $1.70	4.9	317,600	$1.65	234,267	$1.64
$4.60	4.0	20,000	$4.60	20,000	$4.60
$7.60 to $8.60	5.2	140,407	$8.17	140,407	$8.17
$10.20 to $13.00	6.1	52,501	$11.45	52,501	$11.45
$20.00	4.7	64,580	$20.00	64,580	$20.00

A summary of the status of our nonvested options as of December 31, 2013 and changes during the year ended December 31, 2013 is presented below.

Nonvested Options	Number of Shares Underlying Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	2,828	$7.80
Granted	317,600	1.65
Forfeited or expired	(2,828)	7.80
Vested	(234,267)	1.65
Nonvested at December 31, 2013	83,333	$1.70

We made the following stock option awards for the year ended December 31, 2013 from the 2007 Stock Incentive Plan:

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

On November 11, 2013 we issued five-year, fully vested options to purchase 25,000 shares of common stock at an exercise price of $1.28 per share to a consultant. The fair value of the options granted of $22,055 was calculated using the Black-Scholes option valuation model with the following assumptions – expected life – 5 years, risk free interest rate – 1.47%, volatility – 88.5%, and an expected dividend rate of 0%.

We recognized compensation expense of $478,228 and $132,416 related to the vested portion of stock options based on their estimated grant date fair value as marketing expense, research and development expense or general and administrative expense based on the specific recipient of the award for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013 options to purchase 30,266 shares of common stock at a weighted average exercise price of $14.32 expired unexercised.

There were no grants of stock options from the 2007 Stock Incentive Plan for the year ended December 31, 2012.

We recognized compensation expense of $544,577 and $445,685 related to the vested portion of stock and stock options based on their estimated grant date fair value as research and development expense or general and administrative expense based on the specific recipient of the award for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013, there are 319,231 shares of unvested restricted stock issued in 2013 of which we anticipate $207,587 of unrecognized compensation expense will be recognized in 2014.   At December 31, 2013, we have unrecognized compensation expense related to stock options of $26,824 which will be recognized in 2014.

As of December 31, 2013, the 2007 Stock Incentive Plan has 1,223,299 shares available for future grants of stock or options.

Warrant Issuances and Exercises

We issue new shares when warrants are exercised.  There were no warrants exercised during the years ended December 31, 2013 and 2012.

2013 Warrants

As a result of the amendment of our 2012 Unit Offering as described above, the Company issued warrants to purchase an additional 1,186,567 shares of common stock at an exercise price of $1.50 per share to the investors in the offering.

On January 25, 2013 we issued three year warrants to purchase 105,000 shares of common stock at an exercise price of $1.50 per share in our unit offering described above.

From April 9 to July 11, 2013 we issued three year warrants to purchase 580,667 shares of common stock at an exercise price of $2.00 per share in our unit offering described above.

From October 10 to December 31, 2013 we issued two-year warrants to purchase 650,000 shares of common stock at an exercise price of $1.25 per share in our unit offering described above.

In February, 2013 we issued three year warrants to purchase 368,162 shares of our common stock at an exercise price of $1.50 per share and three year warrants to purchase 98,571 shares of our common stock at an exercise price of $11.00 per share to three investors upon the conversion of convertible bridge notes as described in Note 7.

During the year ended December 31, 2013 warrants to purchase a total of 230,858 shares of common stock with a weighted average exercise price of $15.31 expired unexercised.

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

Also during the year ended December 31, 2012 we issued three year warrants at an exercise price of $11.00 per share to purchase 57,500 shares of common stock to three investors upon the conversion of a convertible bridge notes as described in Note 7.

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

A summary of activity related to our warrants as of December 31, 2013 is presented below.

	Number of Shares	Exercise price range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, December 31, 2011	921,963	$7.60 to $20.00	$13.60	2.7
Granted	1,307,132	$1.50 to $11.00	$2.10
Exercised	-	-	$-
Forfeited	(214,975)	$15.00 to $20.00	$15.55
Outstanding, December 31, 2012	2,014,120	$1.50 to $20.00	$5.67	2.6
Granted	2,988,966	$1.25 to $11.00	$1.86	1.8
Exercised	-	-
Forfeited	(230,858)	$7.60 to $20.00	$15.31
Outstanding, December 31, 2013	4,772,228	$1.25 to $13.00	$2.76	1.8

Exercisable, December 31, 2013	4,772,228	$1.25 to $13.00	$2.76	1.8

The following table summarizes our outstanding warrants as of December 31, 2013:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$1.25	650,000	1.9	650,000
$1.50	2,909,360	1.6	2,909,360
$2.00	580,667	2.5	580,667
$9.00	262,750	2.1	262,750
$11.00	156,071	1.9	156,071
$13.00	213,380	2.5	213,380
	4,772,228	1.8	4,772,228

NOTE 11 - INCOME TAXES

 The net deferred tax asset is comprised of the following:

	December 31,
	2013	2012
Net operating loss carryforwards	$19,683,962	$18,986,174
Share-based compensation	1,404,983	1,792,487
Valuation allowance	(21,088,945)	(20,778,661)
Deferred income tax asset	$-	$-

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2013 and 2012 as follows:

	For the Years Ended December 31,
	2013	2012

Net loss	$5,019,977	$3,825,448

Tax at federal statutory rate (34%)	$(1,706,792)	$(1,300,652)
Permanent differences	631,820	265,129
Expiration of options and warrants	764,688	-
Change in valuation allowance	310,284	1,035,523
Provision for Income Taxes	$-	$-

As of December 31, 2013, we had net operating loss carryforwards for U.S. federal income tax reporting purposes which if unused, will expire in the following years:

US
Year	Amount
2018	$27,080,269
2019	1,745,867
2020	6,137,725
2021	5,251,175
2022	1,751,322
2023	78,281
2024	413,886
2025	508,429
2026	465,173
2027	760,272
2028	2,494,690
2029	2,121,595
2030	1,688,397
2031	2,433,302
2032	2,911,306
2033	2,052,317
$57,894,006

The utilization of U.S. net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382. The fiscal years 2010 to 2013 remain open to examination to U.S. Federal authorities and other jurisdictions in the U.S. where we operate.

NOTE 13 – SENDIO, SRO INSOLVENCY

On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic.  In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee is overseeing the orderly sale of the assets and using any proceeds to satisfy the liabilities of Sendio.  Included in the balance sheets are the following liabilities of Sendio that are subject to the insolvency proceedings:

	December 31,
	2013	2012
Current liabilities:
Accounts payable	$189,089	$189,089
Accrued payroll	357,052	357,052
Capital lease obligation, current portion	9,313	9,313
Total liabilities of Sendio	555,454	555,454

Our lease for the Sendio premises was terminated effective March 15, 2012 and our obligation to acquire the Sendio building was terminated on February 8, 2012.

NOTE 14 – SUBSEQUENT EVENTS

On January 28, 2014 we entered into a lease agreement for approximately 4,600 square feet of office and light industrial space located in Berkeley, California in the United States.  We utilize the facility for our research and development activities and as our corporate headquarters.

The lease term is for two years effective from February 1, 2014 and terminates on January 31, 2016. Our lease obligations are $55,000, $60,000 and $5,000 for the years ended December 31, 2014, 2015 and 2016, respectively.  The Company is also responsible for certain insurance, utilities, maintenance and other costs as described in the lease.

Through March 27, 2014 we received gross proceeds of $150,000 from accredited investors at a price of $1.00 per unit and issued 150,000 shares of common stock and two-year warrants to purchase 150,000 shares of common stock at an exercise price of $1.25 per share.

On February 11, 2014 we issued stock options to purchase 13,158 shares of common stock to a consultant at an exercise price of $1.14 per share based on the closing market price of our common stock as of that date.