Form 10-Q
period 2014-03-31
Vu1 CORP
filed 2014-05-15
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file no. 000-21864

Vu1 CORPORATION
 (Exact name of registrant as specified in its charter)

California	84-0672714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Camelia Street, Berkeley, CA	94710
(Address of principal executive offices)	(Zip Code)

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

On May 9, 2014, there were 10,956,097 shares of the Registrant’s common stock, no par value, issued and outstanding.

Vu1 CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page Number
PART I Financial Information

ITEM 1. Condensed Consolidated Financial Statements (unaudited)

Balance Sheets as of March 31, 2014 and December 31, 2013	1
Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013	2
Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	3
Notes to Condensed Consolidated Financial Statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 4. Controls and Procedures	15

PART II Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

ITEM 6. Exhibits	16

Signatures	17

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

For additional factors that can affect these forward-looking statements, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2013.  The forward-looking statements contained in this Report speak only as of the date hereof.  We caution readers not to place undue reliance on any such forward-looking statements.  Except as required by U.S. federal securities laws, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31,	DECEMBER 31,
ASSETS	2014	2013
Current assets
Cash	$50,743	$92,795
Prepaid expenses	76,403	190,005

Total current assets	127,146	282,800

Non-current assets
Equipment, net of accumulated depreciation of $6,803 and $3,402	27,212	30,614
Loan costs	-	-
Total assets	$154,358	$313,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,236,663	$1,148,368
Accrued payroll	192,725	192,725
Accrued interest	460,180	324,531
Loans payable	100,000	100,000
Judgment payable	132,876	-
Convertible debentures	3,788,325	3,905,975
Liabilities of Sendio	555,454	555,454
Total current liabilities	6,466,223	6,227,053

Total liabilities	6,466,223	6,227,053

Stockholders' deficit
Vu1 Corporation's stockholders' deficit
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 90,000,000 shares authorized; 10,851,097 and 10,576,097 shares issued and outstanding, respectively	83,013,633	82,609,032
Accumulated deficit	(89,229,443)	(88,426,616)
Total Vu1 Corporation's stockholders' deficit	(6,215,810)	(5,817,584)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' deficit	(6,311,865)	(5,913,639)
Total liabilities and stockholders' deficit	$154,358	$313,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Operating expenses
Research and development	$289,497	$135,598
General and administrative	295,354	750,503
Marketing	67,101	48,424
Total operating expenses	651,952	934,525

Loss from operations	(651,952)	(934,525)

Other income (expense)
Interest expense	(150,875)	(370,374)
Loss on conversion of debt	-	(1,085,744)
	(150,875)	(1,456,118)

Loss before provision for income taxes	(802,827)	(2,390,643)
Provision for income taxes	-	-
Net loss	$(802,827)	$(2,390,643)

Loss per share
Basic	$(0.08)	$(0.30)
Diluted	$(0.08)	$(0.30)
Weighted average shares outstanding
Basic	10,346,588	8,071,207
Diluted	10,346,588	8,071,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(802,827)	$(2,390,643)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	3,402	-
Share-based compensation	129,601	543,157
Amortization of discount on long-term convertible notes	-	289,580
Amortization of loan costs	-	61,605
Amortization of prepaid interest	-	12,162
Loss on extinguishment of debt	-	1,085,744
Changes in assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	113,602	1,408
Accounts payable	88,295	27,150
Accrued interest	150,875	-
Net cash flows from operating activities	(317,052)	(369,837)

Net cash flows from investing activities	-	-

Cash flows from financing activities:
Net proceeds from sales of common stock and warrants	275,000	92,465
Net cash flows from financing activities	275,000	92,465

Net change in cash	(42,052)	(277,372)

Cash, beginning of period	92,795	328,188

Cash, end of period	$50,743	$50,816

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-

Supplemental Noncash Investing and Financing Activities:
Conversion of bridge loan and interest to stock and warrants	$-	$368,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

General

All references in these consolidated financial statements to “we,” “us,” “our,” and the “Company” are to Vu1 Corporation, Sendio, s.r.o., our former Czech subsidiary, and Telisar Corporation, our inactive subsidiary unless otherwise noted or indicated by its context.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2013 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the quarterly period ended March 31, 2014 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2014 and December 31, 2013 we had no cash in excess of federal insurance limits.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three months ended March 31, 2014 and 2013, research and development expenses were comprised primarily of technical consulting expenses, travel, materials and operational costs related to the development of the production line.

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

The following potentially dilutive shares of common stock are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three months ended March 31,
	2014	2013

Warrants	5,047,228	3,706,302
Convertible debt	1,152,223	374,346
Stock options	455,524	601,604
Unvested stock	70,677	168,500
Total potentially dilutive securities	6,725,652	4,850,752

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the three months ended March 31, 2014 we had no revenues, incurred a net loss of $0.8 million, and had negative cash flows from operations of $0.3 million. In addition, we had an accumulated deficit of $89.2 million at March 31, 2014. In addition, we are in default on approximately $1.45 million of our convertible debt and notes payable plus related accrued interest. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our efforts to raise additional funds will continue during fiscal 2014 to fund our planned operations and research and development activities, through one or more debt or equity financings.  Subsequent to March 31, 2014, we raised gross proceeds of $105,000 in a private placement of our common stock and warrants to accredited investors.  See Note 8.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Judgment Payable

On April 10, 2014 we received notice from one of the holders of our Convertible Debentures regarding a judgment they obtained on March 6, 2014 in the amount of $132,876, including principal of $117,650, accrued interest of $14,621 and costs of $605 as of that date. The judgment continues to bear interest at a 9% rate until paid in full and is secured by the assets of the Company. As a result of the judgment, we reclassified the amount from Convertible Debentures to Judgment payable on the accompanying balance sheet as of March 31, 2014.  On May 12, 2014 the full amount of the judgment was paid in full.  See Note 8.

Lease Agreement

On January 28, 2014 we entered into a lease agreement for approximately 4,600 square feet of office and light industrial space located in Berkeley, California in the United States.  We utilize the facility for our research and development activities and as our corporate headquarters.

The lease term is for two years effective from February 1, 2014 and terminates on January 31, 2016. Our lease obligations are $45,000, $60,000 and $5,000 for the years ended December 31, 2014, 2015 and 2016, respectively.
The Company is also responsible for certain insurance, utilities, maintenance and other costs as described in the lease.

Liabilities of Sendio

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and pilot manufacturing facility. On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic.  In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use any proceeds to satisfy the liabilities of Sendio.  These liabilities have been recorded as a current liability on our balance sheet as of March 31, 2014 and December 31, 2013 under the caption “Liabilities of Sendio.”

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

Pursuant to a Registration Rights Agreement, dated as of June 16, 2011, with the investors, we agreed to file a shelf registration statement covering the resale of the shares of common stock issuable upon the conversion of the convertible debentures and exercise of the warrants within 30 days after the closing, use our best efforts to cause the shelf registration statement to be declared effective within 90 days after the closing (or 120 days in the event of a “full review” by the SEC), and keep the shelf registration statement effective until the underlying shares have been sold or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on July 15, 2011 and it was declared effective on July 26, 2011.  We evaluated any liability under the registration rights agreement at March 31, 2014 and determined no accrual was necessary.

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

On June 22, 2013, the Company did not make the required payment on the remaining principal amount of the Debentures described above, which constituted an event of default under the terms of the remaining original Debentures.  The Company is also liable for all other amounts, costs, expenses and liquidated damages due in respect of those Debentures.  Additionally, the remaining original Debentures will bear default interest at a rate of 18% per annum. As a result of the Debentures being past due, the investors may at any time exercise their remedies under the terms of the Debentures.

The carrying value at March 31, 2014 and December 31, 2013 of the convertible debentures is as follows:

	March 31, 2014	December 31, 2013

Debentures Due June 22, 2013, in default at March 31, 2014, interest at 18%	$1,235,325	$1,352,975
Debentures Due June 23, 2014, interest at 10%	2,553,000	2,553,000
Carrying value	$3,788,325	$3,905,975

Interest expense related to the convertible debentures is as follows:

	Three Months Ended March 31,
	2014	2013

Amortization of original issue discount	$-	$80,089
Amortization of beneficial conversion feature and warrant allocation	-	209,491
Amortization of loan costs	-	54,308
Stated interest payable in cash	123,875	-
	$123,875	$343,888

NOTE 6 – LOANS PAYABLE

Loans Payable

On December 20, 2012, we received gross proceeds of $100,000 pursuant to the terms of a Loan Agreement dated December 20, 2012.  The loan is secured by a deed of assignment for certain future inventory and proceeds from the sale of that inventory as described in the deed of assignment.  The loan was payable on June 23, 2013, six months from the date of the agreement.   We recognized $27,000 and $12,162 of interest expense and $0 and $7,297 for loan cost amortization within interest expense for the three months ended March 31, 2014 and 2013, respectively.

On June 23, 2013 we did not repay the loan and it is in default.  As a result of the default, the interest rate on the loan is 109.5% per annum from the date of default.

Total principal payments for future years for the Convertible Debentures described in Note 5 and the Loans Payable are as follows as of March 31, 2014:

March 31, 2014

2014	3,888,325
$3,888,325

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

Our Amended and Restated Articles of Incorporation allow us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine.  No preferred shares are currently issued and outstanding.

Common Stock

2014 Unit Offerings

During the first quarter of 2014 we received gross proceeds of $275,000 from accredited investors at a price of $1.00 per unit and issued 275,000 shares of common stock and two-year warrants to purchase 275,000 shares of common stock at an exercise price of $1.25 per share.

The net proceeds of $275,000 were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The amount allocated to the fair value of the warrants was $76,454 and the balance of the proceeds of $198,546 was allocated to the common stock.  The fair value of the warrants issued was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 2 years, risk free interest rate – 0.31% to 0.45%, volatility – 79.0% to 97.4%, and an expected dividend rate of 0%.

Issuances of common stock

During the three months ended March 31, 2014 we issued 275,000 shares of common stock in our unit offerings described above.

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

On August 26, 2013 the board of directors increased the number of shares authorized for issuance under the 2007 Stock Incentive Plan (the “Plan”) by 1,500,000 shares to a total of 2,500,000 shares.  The increase in shares is subject to shareholder approval of the amendment to the Plan.

Stock issuances

There were no issuances of stock from the Plan for the three months ended March 31, 2014.

We recognized a total of $101,582 and $264,482 of compensation expense related to restricted stock issuances as general and administrative and research and development expenses for the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014 there are 70,677 shares of unvested restricted stock representing $85,208 of unrecognized compensation expense of which we anticipate will be recognized in the second quarter of 2014.

Stock Option issuances

On February 11, 2014 we issued a five-year option to purchase 13,158 shares of common stock from the Plan at an exercise price of $1.14 per share to a consultant for services.  The fair value of the option granted of $9,558 was calculated using the Black-Scholes option valuation model with the following assumptions – expected life – 5 years, risk free interest rate – 1.54%, volatility – 79.0%, and an expected dividend rate of 0%.

We recognized compensation expense of $28,019 and $230,065 related to the vested portion of stock options based on their estimated grant date fair value as research and development expense or general and administrative expense based on the specific recipient of the award for the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, we have unrecognized compensation expense related to stock options of $8,363, of which we anticipate $7,170 will be recognized through December 31, 2014 and $1,193 will be recognized in 2015.

During the three months ended March 31, 2014, options to purchase 152,722 shares of common stock at a weighted average exercise price of $10.42 per share expired unexercised.

Warrants

During the three months ended March 31, 2014 we issued three year warrants to purchase 275,000 shares of common stock at an exercise price of $1.25 per share in our unit offering described above.

A summary of our outstanding warrants at March 31, 2014 is as follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable

$1.25	925,000	1.7	925,000
$1.50	2,909,360	1.4	2,909,360
$2.00	580,667	2.2	580,667
$9.00	262,750	1.9	262,750
$11.00	156,071	1.6	156,071
$13.00	213,380	2.2	213,380
	5,047,228	1.6	5,047,228

NOTE 8 – SUBSEQUENT EVENTS

From April 1 through May 9, 2014, we received gross proceeds of $105,000 from accredited investors at a price of $1.00 per unit and issued 105,000 shares of common stock and two-year warrants to purchase 105,000 shares of common stock at an exercise price of $1.25 per share.

On May 9, 2014 we issued an unsecured Convertible Promissory Note for cash to an accredited investor in the amount of $132,876.  The note bears interest at an annual rate of 7% per year, payable on the six month and one year anniversary of the note. The interest is payable at the option of the Company in either cash or shares of common stock at the market price on the interest payment dates as defined in the note. The note is convertible at any time at the option of the holder at a rate of $0.50 per share into 265,751 shares of our common stock.

The proceeds from the Convertible Promissory Note discussed above were used to pay the judgment payable in full as discussed in Note 4.

On May 13, 2014 we issued options to purchase 29,412 shares of common stock at an exercise price of $0.85 per share based on the closing market price of our common stock as of that date to a consultant for services.

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

Our efforts are presently focused on this initial product, the R30 size light for recessed fixtures.  We are currently supporting initial production of this light and are continuing to enhance our manufacturing capabilities through an outsourcing arrangement in China.  The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our products on a large scale commercial basis, market acceptance of the products and other factors.  During the three months ended March 31, 2014 and 2013, we had no revenues.

Our independent registered public accounting firm has issued a “going concern” modification to its report on our financial statements for the year ended December 31, 2013, stating that we had a net loss and negative cash flows from operations in fiscal 2013, and that we have an accumulated deficit.  Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this going-concern uncertainty.

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

Our emphasis on the development of our planned products, the additional manufacturing processes required by our product manufacturer, the distribution, marketing and branding of products and the development of sales channels relating to our lighting products will command management’s primary attention during the next 12 months.  It will also comprise the primary use of our financial resources.  In 2014, our success will depend on our ability to secure additional funding, reach commercial manufacturing levels for our R30, R40 and A19 lights, generate market awareness and acceptance of our current and planned lighting products, protect our technology through patents and trade secrets, and develop our planned products to meet industry standards.  If we are unable for technological, financial, competitive or other reasons to successfully take these steps, our business and operations will be adversely affected.

Our cash as of March 31, 2014 is not sufficient to support our operations through fiscal 2013 and it will be necessary for us to seek additional financing.  See “Liquidity and Capital Resources” below.

Results of Operations

Comparison of Results for the Three Months Ended March 31, 2014 and 2013

Revenues

We recognized no revenues for the three months ended March 31, 2014 and 2013.

Research and Development Expenses

For the three months ended March 31, 2014 and 2013, we were involved in a single project to develop and commercialize our proprietary technology in our R30 sized light bulbs.  Research and development expenditures for the three months ended March 31, 2014 and 2013 were comprised of technical consulting expenses, product line development fees, materials and travel.  Research and development expenses increased approximately $153,000 to $289,000 for the three months ended March 31, 2014 compared to $136,000 for the three months ended March 31, 2013.   The increase was primarily related to increases in consulting, materials and travel expenses in the three months ended March 31, 2014.  We have hired three new consultants in our recently leased research and development facility in Berkeley, California during the three months ended March 31, 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014 and 2013 were comprised of share-based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overheads and office expenses. General and administrative expenses decreased by approximately $455,000 to $295,000 for the three months ended March 31, 2014 compared to $750,000 for the three months ended March 31, 2013.  The decrease was primarily due to decreases in non-cash charges related to share-based compensation expenses as well as decreases in consulting and professional expenses.

Marketing Expenses

Marketing expenses for the three months ended March 31, 2014 and 2013 were comprised of consulting fees for sales and public relations. Marketing expenses increased by approximately $19,000 to $67,000 for the three months ended March 31, 2014 compared to $48,000 for the three months ended March 31, 2013. The decrease was primarily related to increases in consulting expenses.

Other Income and Expense

Other income and expense for the three months ended March 31, 2014 and 2013 was comprised of interest expense.  The three months ended March 31, 2013 also included a loss on conversion of debt.

Interest expense for the three months ended March 31, 2014 decreased $218,000 to $151,000 compared to $370,000 for the three months ended March 31, 2013.  The decrease in interest expense is primarily due to the decrease in non-cash charges related to our Convertible Debentures as discussed more fully in Note 5 in the Notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

We had cash of $50,743 and $3,888,325 of short-term debt as of March 31, 2014.  A total of $1,541,213 plus accrued interest of this amount is presently in default with the lenders.

From April 1 through May 9, 2014, we received gross proceeds of $105,000 from accredited investors at a price of $1.00 per unit and issued 105,000 shares of common stock and two-year warrants to purchase 105,000 shares of common stock at an exercise price of $1.25 per share.as discussed in Note 6 of the notes to the condensed consolidated financial statements.

On May 9, 2014 we issued an unsecured Convertible Promissory Note for cash to an accredited investor in the amount of $132,876.  The note bears interest at an annual rate of 7% per year, payable on the six month and one year anniversary of the note. The interest is payable at the option of the Company in either cash or shares of common stock at the market price on the interest payment dates as defined in the note. The note is convertible at any time at the option of the holder at a rate of $0.50 per share into 265,751 shares of our common stock.

The proceeds from the Convertible Promissory Note discussed above were used to pay the judgment payable in full as discussed in Note 4 of the notes to the condensed consolidated financial statements.

We do not anticipate that our existing cash and the additional proceeds from our unit offering will be sufficient to fund our operations and anticipated capital expenditures for the next twelve months. We need additional financing in 2014 to fund our operations, research and product development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders.

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

Contractual Obligations

We have contractual payment obligations for operating leases as of March 31, 2014 of $110,000 related to our California research and development and corporate headquarters lease.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2014.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2014 we issued 275,000 shares of common stock in our unit offering described in Note 7, above.

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

Dated: May 15, 2014

By: /s/ William B. Smith
William B. Smith
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)