Form 10-Q
period 2014-06-30
Vu1 CORP
filed 2014-08-14
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

On August 8, 2014, there were 11,768,448 shares of the Registrant’s common stock, no par value, issued and outstanding.

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

The forward-looking statements contained in this Report involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by management to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties; however, management’s expectations, beliefs and projections may not be achieved or accomplished. In addition to other factors and matters discussed elsewhere in this Report, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements:

•	our lack of working capital and lack of revenues;

•	the availability of capital to us, in the amount and time needed, to fund our development programs and operations, and the terms and dilutive effect of any such financings;

•	our ability to be successful in our product development and testing efforts;

•	our ability to obtain commercial development for our planned products;

•	our ability to obtain manufacturing for our planned products in a cost-effective manner and at the times and in the volumes required, while maintaining quality assurance;

•	market demand for and acceptance of our planned products, and other factors affecting market conditions;

•	technological advances and competitive pressure by our competitors;

•	governmental regulations imposed on us in the United States and European Union; and

•	the loss of any of our key employees or consultants
.
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

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30,	DECEMBER 31,
ASSETS	2014	2013
Current assets
Cash	$2,344	$92,795
Prepaid expenses	7,800	190,005

Total current assets	10,144	282,800

Non-current assets
Equipment and construction in process, net of accumulated depreciation of $8,061 and $3,402	102,506	30,614
Total assets	$112,650	$313,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,376,698	$1,148,368
Accrued payroll	192,725	192,725
Accrued interest	475,814	324,531
Loans payable	100,000	100,000
Convertible debentures	3,788,325	3,905,975
Liabilities of Sendio	555,454	555,454
Total current liabilities	6,489,016	6,227,053

Total liabilities	6,489,016	6,227,053

Stockholders' deficit
Vu1 Corporation's stockholders' deficit
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 90,000,000 shares authorized; 11,573,448 and 10,576,097 shares issued and outstanding, respectively	83,807,106	82,609,032
Accumulated deficit	(90,087,417)	(88,426,616)
Total Vu1 Corporation's stockholders' deficit	(6,280,311)	(5,817,584)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' deficit	(6,376,366)	(5,913,639)
Total liabilities and stockholders' deficit	$112,650	$313,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating expenses
Research and development	$268,590	$126,009	$558,087	$261,607
General and administrative	291,580	356,981	586,934	1,107,484
Marketing	65,933	105,716	133,034	154,140
Total operating expenses	626,103	588,706	1,278,055	1,523,231

Loss from operations	(626,103)	(588,706)	(1,278,055)	(1,523,231)

Other income (expense)
Interest expense	(231,871)	(518,325)	(382,746)	(888,699)
Loss on conversion of debt	-	(29,020)	-	(1,114,764)

	(231,871)	(547,345)	(382,746)	(2,003,463)

Loss before provision for income taxes	(857,974)	(1,136,051)	(1,660,801)	(3,526,694)

Provision for income taxes	-	-	-	-

Net loss	$(857,974)	$(1,136,051)	$(1,660,801)	$(3,526,694)

Loss per share
Basic	$(0.08)	$(0.13)	$(0.16)	$(0.39)
Diluted	$(0.08)	$(0.13)	$(0.16)	$(0.39)
Weighted average shares outstanding
Basic	10,809,651	8,894,847	10,579,399	9,020,447
Diluted	10,809,651	8,894,847	10,579,399	9,020,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:

Net loss	$(1,660,801)	$(3,526,694)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	4,659	-
Share-based compensation	245,553	783,509
Amortization of beneficial conversion feature	95,671	-
Amortization of discount on long-term convertible notes	-	571,254
Amortization of loan costs	-	118,500
Amortization of prepaid interest	-	25,000
Loss on extinguishment of debt	-	1,114,764
Changes in assets and liabilities:
Prepaid expenses	182,205	(164,488)
Accounts payable	228,330	301,610
Accrued interest	285,485	-
Net cash flows from operating activities	(618,898)	(776,545)

Cash flows from investing activity:
Purchase of equipment	(76,553)	(34,015)
Net cash flows from investing activity	(76,553)	(34,015)

Cash flows from financing activities:
Net proceeds from sales of common stock and warrants	605,000	793,465
Proceeds from convertible bridge loan	132,876	100,000
Payments of judgment	(132,876)	-
Net cash flows from financing activities	605,000	893,465

Net change in cash	(90,451)	82,905

Cash, beginning of period	92,795	328,188

Cash, end of period	$2,344	$411,093

Supplemental Cash Flow Information:
Cash paid for interest	$14,619	$-

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for interest	$117,650	$-
Conversion of bridge loan and interest to stock	$134,200	$-
Conversion of debenture for stock	$-	$123,538
Issuance of common stock and warrants for note payable	$-	$110,000
Conversion of bridge loan and interest to stock and warrants	$-	$368,162

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2013 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the quarterly period ended June 30, 2014 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2014 and December 31, 2013 we had no cash in excess of federal insurance limits.

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

Fair Value of Financial Instruments

Financial instruments consist of  loans payable and convertible debentures. The fair value of our loans payable are carried at historical cost; their respective estimated fair values approximate their carrying values due to the short term nature of these items.  We use level 3 inputs under the fair value hierarchy to estimate the fair value of these instruments. It is not practical to determine the fair value of our convertible debentures due to the unique terms and embedded financial instruments.

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

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three and  six months ended June 30, 2014 and 2013, research and development expenses were comprised primarily of technical consulting expenses, travel, materials and operational costs related to the development of the production line.

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

The following potentially dilutive shares of common stock are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Warrants	5,377,228	4,187,052	5,377,228	4,187,052
Convertible debt	1,368,805	1,152,223	1,368,805	1,152,223
Stock options	484,936	626,870	484,936	626,870
Unvested stock	-	39,231	-	39,231
Total potentially dilutive securities	7,230,969	6,005,376	7,230,969	6,005,376

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the six months ended June 30, 2014 we had no revenues, incurred a net loss of $1.65 million, and had negative cash flows from operations of $0.62 million. In addition, we had an accumulated deficit of $90.08 million at June 30, 2014. In addition, we are in default on approximately $1.45 million of our convertible debt and notes payable plus related accrued interest. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our efforts to raise additional funds will continue during fiscal 2014 to fund our planned operations and research and development activities, through one or more debt or equity financings.  Subsequent to June 30, 2014, we raised gross proceeds of $135,000 in a private placement of our common stock and warrants to accredited investors.  See Note 8.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

On June 11, 2014, four holders of our Convertible Debentures totaling $705,900 in principal plus accrued interest of $198,696 as of June 30, 2014 filed a motion seeking summary judgment with the Supreme Court of the State of New York.  The case was heard on July 31, 2014 and the court granted their request and issued a judgment in their favor for the full amount of principal and interest, plus certain expenses.  We are working with their attorney to attempt to find a settlement agreeable to both parties.

Judgment Payable

On April 10, 2014 we received notice from one of the holders of our Convertible Debentures regarding a judgment they obtained on March 6, 2014 in the amount of $132,876, including principal of $117,500, accrued interest of $14,619 and costs of $605 as of that date. The judgment bore interest at a 9% rate until paid in full and is secured by the assets of the Company. On May 12, 2014 the judgment was paid in full.

Lease Agreement

On January 28, 2014 we entered into a lease agreement for approximately 4,600 square feet of office and light industrial space located in Berkeley, California in the United States.  We utilize the facility for our research and development activities and as our corporate headquarters.

The lease term is for two years effective from February 1, 2014 and terminates on January 31, 2016. Our lease obligations are $30,000, $60,000 and $5,000 for the years ended December 31, 2014, 2015 and 2016, respectively.
The Company is also responsible for certain insurance, utilities, maintenance and other costs as described in the lease.

Liabilities of Sendio

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and pilot manufacturing facility. On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic.  In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use any proceeds to satisfy the liabilities of Sendio.  These liabilities have been recorded as a current liability on our balance sheet as of June 30, 2014 and December 31, 2013 under the caption “Liabilities of Sendio.”

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

Pursuant to a Registration Rights Agreement, dated as of June 16, 2011, with the investors, we agreed to file a shelf registration statement covering the resale of the shares of common stock issuable upon the conversion of the convertible debentures and exercise of the warrants within 30 days after the closing, use our best efforts to cause the shelf registration statement to be declared effective within 90 days after the closing (or 120 days in the event of a “full review” by the SEC), and keep the shelf registration statement effective until the underlying shares have been sold or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on July 15, 2011 and it was declared effective on July 26, 2011.  We evaluated any liability under the registration rights agreement at June 30, 2014 and determined no accrual was necessary.

Effective June 22, 2013, we entered into a letter agreement with holders of $2,553,000 in principal amount of the Debentures.  The maturity date of these Debentures was extended to June 23, 2014 and the conversion price was reduced from $11.00 to $2.50 per share.  In addition, these Debentures will bear interest at an annual rate of 10% per annum, payable in equal installments on the six month and one year anniversary of the letter agreement.  On June 23, 2014 we did not make the required payment of principal payment to the holders of these amended Debentures.  As a result, an additional principal amount of $200,000 plus accrued interest is in default as of that date.

On June 20, 2014, we entered into a letter agreement with a Debenture holder of the original principal sum of $2,353,000.  Pursuant to the letter agreement, the Company and the holder agreed to extend the maturity date of the Debenture to June 22, 2015 and reduce the conversion price under the Debenture to $2.00 per share from the current $2.50 per share.  Additionally, we issued 125,160 shares of our common stock to the holder in payment of accrued, unpaid interest of $117,650 under the Debenture for the period from December 23, 2013 to June 22, 2014, which shares were valued at the closing price of $0.94 per share on the date of the agreement.

On June 22, 2013, we did not make the required payment on the remaining principal amount of the Debentures of described above, which constituted an event of default under the terms of the remaining original Debentures.  The Company is also liable for all other amounts, costs, expenses and liquidated damages due in respect of those Debentures.  Additionally, the remaining original Debentures will bear default interest at a rate of 18% per annum. As a result of the Debentures being past due, the investors may at any time exercise their remedies under the terms of the Debentures.  On June 11, 2014, four holders of our Convertible Debentures totaling $705,900 in principal plus accrued interest of $198,696 as of June 30, 2014 filed a motion seeking summary judgment with the Supreme Court of the State of New York as discussed in Note 4.

The carrying value at June 30, 2014 and December 31, 2013 of the convertible debentures is as follows:

	June 30, 2014	December 31, 2013

Debentures Due June 22, 2013, in default at June 30, 2014, interest at 18%	$1,435,325	$1,352,975
Debentures Due June 23, 2015, interest at 10%	2,353,000	2,553,000
Carrying value	$3,788,325	$3,905,975

Interest expense related to the convertible debentures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Amortization of original issue discount	$-	$75,354	$-	$155,443
Amortization of beneficial conversion feature and warrant allocation	-	206,320	-	415,811
Amortization of loan costs	-	54,308	-	104,392
Penalty interest		144,121		144,121
Stated interest payable in cash	107,574	11,282	231,449	11,282
	$107,574	$491,385	$231,449	$831,049

NOTE 6 – LOANS PAYABLE

Loans Payable

On December 20, 2012, we received gross proceeds of $100,000 pursuant to the terms of a Loan Agreement dated December 20, 2012.  The loan is secured by a deed of assignment for certain future inventory and proceeds from the sale of that inventory as described in the deed of assignment.  The loan was payable on June 23, 2013, six months from the date of the agreement.   We recognized $54,300 and $23,514 of interest expense and $0 and $14,108 for loan cost amortization within interest expense for the six months ended June 30, 2014 and 2013, respectively.

On June 23, 2013 we did not repay the loan and it is in default.  As a result of the default, the interest rate on the loan is 109.5% per annum from the date of default.

Total principal payments for future years for the Convertible Debentures described in Note 5 and the Loans Payable are as follows as of June 30, 2014:

June 30, 2014

2014	3,888,325
$3,888,325

On May 9, 2014 we issued an unsecured Convertible Promissory Note for cash to an accredited investor in the amount of $132,876.  The note bears interest at an annual rate of 7% per year, payable on the six month and one year anniversary of the note. The interest is payable at the option of the Company in either cash or shares of common stock at the market price on the interest payment dates as defined in the note. The note is convertible at any time at the option of the holder at a rate of $0.50 per share into 265,751 shares of our common stock.  We evaluated the Note and determined it had a beneficial conversion feature due to the conversion price being lower than the market price of our common stock of $0.86 per share on the date of issuance.  Accordingly, we recognized a discount related to the beneficial conversion feature associated with the Note in the amount of $95,671.

On June 30, 2014 the holder of the note converted the principal amount by its terms into 265,751 shares of common stock.  In addition, the Company issued 1,440 shares of common stock related to the accrued interest of $1,325 based on the market price on the date of conversion of $0.92 per share.

We recognized interest expense, comprised of $1,325 related to the stated interest rate of the note and $95,671 related to the beneficial conversion feature for the three and six months ended June 30, 2014.

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

Common Stock

2014 Unit Offerings

During the six months ended June 30, 2014 we received gross proceeds of $605,000 from accredited investors at a price of $1.00 per unit and issued 605,000 shares of common stock and two-year warrants to purchase 605,000 shares of common stock at an exercise price of $1.25 per share.

The net proceeds of $605,000 were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The amount allocated to the fair value of the warrants was $160,983 and the balance of the proceeds of $444,017 was allocated to the common stock.  The fair value of the warrants issued was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 2 years, risk free interest rate – 0.31% to 0.47%, volatility – 79.0% to 97.4%, and an expected dividend rate of 0%.

Issuances of common stock

On June 30, 2014 we issued 267,191 shares to an accredited investor upon the conversion of a Convertible Promissory Note as discussed in Note 6.

On June 22, 2014 we issued 125,160 shares of the Company's common stock to the holder in payment of accrued, unpaid interest under the Debenture for the period from December 23, 2013 to June 22, 2014.

During the six months ended June 30, 2014 we issued 605,000 shares of common stock in our unit offerings described above.

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

On August 26, 2013 the board of directors increased the number of shares authorized for issuance under the 2007 Stock Incentive Plan (the “Plan”) by 1,500,000 shares to a total of 2,500,000 shares.  The increase in shares is subject to shareholder approval of the amendment to the Plan.

Stock issuances

There were no issuances of stock from the Plan for the six months ended June 30, 2014.

We recognized a total of $207,587 and $362,315 of compensation expense related to restricted stock issuances as general and administrative and research and development expenses for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014 there is no unrecognized compensation expense related to stock issued from the Plan.

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

On May 13, 2014 we issued options to purchase 29,412 shares of common stock at an exercise price of $0.85 per share based on the closing market price of our common stock as of that date to a consultant for services. The fair value of the option granted of $16,489 was calculated using the Black-Scholes option valuation model with the following assumptions – expected life – 5 years, risk free interest rate – 1.62%, volatility – 82.8%, and an expected dividend rate of 0%.

We recognized compensation expense of $37,966 and $334,632 related to the vested portion of stock options based on their estimated grant date fair value as research and development expense or general and administrative expense based on the specific recipient of the award for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, we have unrecognized compensation expense related to stock options of $14,905, of which we anticipate $13,024 will be recognized through December 31, 2014 and $1,881 will be recognized in 2015.

During the six months ended June 30, 2014, options to purchase 152,722 shares of common stock at a weighted average exercise price of $10.42 per share expired unexercised.

Warrants

During the six months ended June 30, 2014 we issued two-year warrants to purchase 605,000 shares of common stock at an exercise price of $1.25 per share in our unit offering described above.

A summary of our outstanding warrants at June 30, 2014 is as follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable

$1.25	1,255,000	1.8	1,255,000
$1.50	2,909,360	1.4	2,909,360
$2.00	580,667	2.2	580,667
$9.00	262,750	1.9	262,750
$11.00	156,071	1.6	156,071
$13.00	213,380	2.2	213,380
	5,377,228	1.6	5,377,228

NOTE 8 – SUBSEQUENT EVENTS

From July 1 to July 10, 2014 we received gross proceeds of $75,000 from accredited investors at a price of $1.00 per unit and issued 75,000 shares of common stock and two-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.25 per share.

From August 4 through August 8, 2014, we received gross proceeds of $60,000 from accredited investors at a price of $0.50 per unit and issued 120,000 shares of common stock and two-year warrants to purchase 120,000 shares of common stock at an exercise price of $0.75 per share.

In July, 2014 the board of directors approved the issuance of up to 149,999 three-year options to purchase common stock to four of our engineering consultants.  The options will vest immediately, and will be issued at the market price on the date of completion of certain objectives.

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

Our efforts are presently focused on this initial product, the R30 size light for recessed fixtures.  We are currently supporting initial production of this light and are continuing to enhance our manufacturing capabilities through an outsourcing arrangement in China.  The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our products on a large scale commercial basis, market acceptance of the products and other factors.  During the six months ended June 30, 2014 and 2013, we had no revenues.

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

Our cash as of June 30, 2014 is not sufficient to support our operations through fiscal 2014 and it will be necessary for us to seek additional financing.  See “Liquidity and Capital Resources” below.

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2014 and 2013

Revenues

We recognized no revenues for the three months ended June 30, 2014 and 2013.

Research and Development Expenses

For the three months ended June 30, 2014 and 2013, we were involved in a single project to develop and commercialize our proprietary technology in our R30 sized light bulbs.  Research and development expenditures for the three months ended June 30, 2014 and 2013 were comprised of technical consulting expenses, stock option compensation, product line development fees, materials and travel.  Research and development expenses increased approximately $143,000 to $269,000 for the three months ended June 30, 2014 compared to $126,000 for the three months ended June 30, 2013.   The increase was primarily related to increases in consulting, materials and travel expenses in the three months ended June 30, 2014.  We have hired three new consultants in our recently leased research and development facility in Berkeley, California during the first quarter of 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 and 2013 were comprised of share-based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overheads and office expenses. General and administrative expenses decreased by approximately $65,000 to $292,000 for the three months ended June 30, 2014 compared to $357,000 for the three months ended June 30, 2013.  The decrease was primarily due to decreases in non-cash charges related to share-based compensation expenses as well as decreases in consulting and professional expenses.

Marketing Expenses

Marketing expenses for the three months ended June 30, 2014 and 2013 were comprised of consulting fees for sales and public relations. Marketing expenses decreased by approximately $40,000 to $66,000 for the three months ended June 30, 2014 compared to $106,000 for the three months ended June 30, 2013. The decrease was primarily related to decreases in consulting expenses.

Other Income and Expense

Other income and expense for the three months ended June 30, 2014 and 2013 was comprised of interest expense.  The three months ended June 30, 2013 also included a loss on conversion of debt.

Interest expense for the three months ended June 30, 2014 decreased $286,000 to $232,000 compared to $518,000 for the three months ended June 30, 2013.  The decrease in interest expense is primarily due to the decrease in non-cash charges related to our Convertible Debentures as discussed more fully in Note 5 in the Notes to the condensed consolidated financial statements.

Comparison of Results for the Six months Ended June 30, 2014 and 2013

Revenues

We recognized no revenues for the six months ended June 30, 2014 and 2013.

Research and Development Expenses

For the six months ended June 30, 2014 and 2013, we were involved in a single project to develop and commercialize our proprietary technology in our R30 sized light bulbs.  Research and development expenditures for the six months ended June 30, 2014 and 2013 were comprised of technical consulting expenses, stock option compensation, product line development fees, materials and travel.  Research and development expenses increased approximately $296,000 to $558,000 for the six months ended June 30, 2014 compared to $262,000 for the six months ended June 30, 2013.   The increase was primarily related to increases in consulting, materials and travel expenses in the six months ended June 30, 2014.  We have hired three new consultants in our recently leased research and development facility in Berkeley, California during the first quarter of 2014.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2014 and 2013 were comprised of share-based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overheads and office expenses. General and administrative expenses decreased by approximately $520,000 to $587,000 for the six months ended June 30, 2014 compared to $1,107,000 for the six months ended June 30, 2013.  The decrease was primarily due to decreases in non-cash charges related to share-based compensation expenses as well as decreases in consulting and professional expenses.

Marketing Expenses

Marketing expenses for the six months ended June 30, 2014 and 2013 were comprised of consulting fees for sales and public relations. Marketing expenses decreased by approximately $21,000 to $133,000 for the six months ended June 30, 2014 compared to $154,000 for the six months ended June 30, 2013. The decrease was primarily related to decreases in consulting expenses.

Other Income and Expense

Other income and expense for the six months ended June 30, 2014 and 2013 was comprised of interest expense.  The six months ended June 30, 2013 also included a loss on conversion of debt.

Interest expense for the six months ended June 30, 2014 decreased $506,000 to $383,000 compared to $889,000 for the six months ended June 30, 2013.  The decrease in interest expense is primarily due to the decrease in non-cash charges related to our Convertible Debentures as discussed more fully in Note 5 in the Notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

We had cash of $2,344 and $3,888,325 of short-term debt as of June 30, 2014.  A total principal amount of $1,535,325 plus accrued interest on this amount is presently in default with the lenders. Four holders of our Convertible Debentures totaling $705,900 in principal plus accrued interest of $198,696 as of June 30, 2014 filed a motion seeking summary judgment with the Supreme Court of the State of New York as discussed in Note 4.

From July 1 to July 10, 2014 we received gross proceeds of $75,000 from accredited investors at a price of $1.00 per unit and issued 75,000 shares of common stock and two-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.25 per share. From August 4 through August 8, 2014, we received gross proceeds of $60,000 from accredited investors at a price of $0.50 per unit and issued 120,000 shares of common stock and two-year warrants to purchase 120,000 shares of common stock at an exercise price of $0.75 per share. as discussed in Note 8 of the notes to the condensed consolidated financial statements.

We do not anticipate that our existing cash and the additional proceeds from our unit offerings will be sufficient to fund our operations and anticipated capital expenditures for the next twelve months. We need additional financing in 2014 to fund our operations, research and product development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders.

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

Contractual Obligations

We have contractual payment obligations for operating leases as of June 30, 2014 of $95,000 related to our California research and development and corporate headquarters lease.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2014.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On June 11, 2014, four holders of our Convertible Debentures totaling $705,900 in principal plus accrued interest of $198,696 as of June 30, 2014 filed a motion seeking summary judgment with the Supreme Court of the State of New York.  The case was heard on July 31, 2014 and the court granted their request and issued a judgment in their favor for the full amount of principal and interest, plus certain expenses.  We are working with their attorney to attempt to find a settlement agreeable to both parties.

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

During the six months ended June 30, 2014 we issued 605,000 shares of common stock in our unit offering described in Note 7, above.

On June 30, 2014 we issued 267,191 shares to an accredited investor upon the conversion of a Convertible Promissory Note as discussed in Note 6.

On June 22, 2014 we issued 125,160 shares of the Company's common stock to the holder in payment of accrued, unpaid interest of $117,650 under the Debenture for the period from December 23, 2013 to June 22, 2014 which shares were valued at the closing price of $0.94 per share on the date of the agreement as discussed in Note 5.

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

Dated: August 14, 2014

By: /s/ William B. Smith
William B. Smith
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)