Form 10-K
period 2014-12-31
Vu1 CORP
filed 2015-04-30
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

On April 16, 2015, there were 14,173,093 shares of registrant’s common stock issued and outstanding.

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

In October 2011, we established a key strategic business relationship with Huayi Lighting Company Ltd. (“Huayi Lighting”), an experienced lighting products manufacturer.  Under a manufacturing agreement, Huayi Lighting had agreed, under our direction, to produce substantially all of our ESL lighting products for resale to our customers over the next five years.  In October, 2014 we terminated this relationship and executed a manufacturing agreement with Shenzhen Jinyi Display Units CO. LTD. (“Shenzhen”), a different outsourced manufacturer in China.  Through this relationship, the manufacturer is responsible for sourcing, fabricating and assembling the required electronic components of our lights, sourcing the glass components from its suppliers and using its processes to assemble and package finished products. We have introduced our own manufacturing and quality control processes, as well as provided assistance regarding the sourcing of components and subassemblies during the development of the lines. In the first quarter of 2015, we successfully produced and shipped a limited supply of our R30 bulbs to a customer.  Through our development efforts, we have filed eleven U.S. and related foreign patent applications, of which eleven patents have been granted covering important features of our current and planned lighting technology and products, and have accumulated over the years a substantial amount of technical know-how relating to our ESL technology.

During 2014, we focused on initiatives to continue the development of our manufacturing operations with Shenzhen.  These initiatives also included continued efforts to work with Shenzhen to refine the manufacturing processes, raw materials sourcing and developing quality control testing necessary for quantity manufacturing.  Our progress has been limited, primarily due to lack of adequate funding necessary to execute our business plan.  These initiatives are ongoing and, as a result, we had no revenues in 2014 and 2013.  We anticipate recognizing limited revenues in 2015.

As of April 15, 2015, we operate through the services of consultants to us, including our Chief Executive Officer and Chief Financial Officer as well as sales, marketing and engineering consultants.

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

Proprietary Technology.  Through our internal development efforts, we have filed eleven U.S. and related foreign patent applications, of which nine patents have been granted covering important features of our current and planned lighting technology and products, and have accumulated over the years a substantial amount of technical know-how relating to our ESL technology.

Strategic Manufacturing Relationship. We have established a key strategic relationship with Shenzhen, an experienced lighting products manufacturer.  Under a manufacturing agreement executed in 2014, Shenzhen has agreed, under our direction, to produce substantially all of our ESL lighting products for resale to our customers.

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

Product Development

In February, 2014, we established our product, manufacturing and quality control development efforts in the United States and focused on the application of ESL technology on the requirements of our initial product, an R30 size light.  The R30 size light is used primarily in lighting fixtures that are recessed in the ceiling of commercial and residential buildings and are commonly referred to as “recessed can fixtures.”  We continued our development work on the technology to refine the prototype with the miniaturization of the electronics and improvements to the efficiency of the product and the design and implementation of the processes required for manufacturing the light.  We also focused on the development of quality control over the sourcing and manufacturing processes of Shenzhen. We continue to work with Shenzhen to refine the production processes and develop the supply chain for the components used in the manufacturing of our bulbs. We have also hired consultants in the United States and in China to assist Shenzhen with the manufacturing processes and quality control of the manufacturing.  This effort will continue in 2015.

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

Our emphasis on the development of our planned products, the additional manufacturing processes required by our product manufacturer, the distribution, marketing and branding of products and the development of sales channels relating to our lighting products will command management’s primary attention during the next 12 months.  It will also comprise the primary use of our financial resources.  In 2015, our success will depend on our ability to reach commercial manufacturing levels for our R30 and A19 lights, generate market awareness and acceptance of our current and planned lighting products, protect our technology through patents and trade secrets, and develop our planned products to meet industry standards.  If we are unable for technological, financial, competitive or other reasons to successfully take these steps, our business and operations will be adversely affected.

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

Strategic Relationship with Product Manufacturer

In October 2011, we entered into a manufacturing agreement with Huayi Lighting, an experienced lighting products manufacturer.  In October, 2014 we terminated this relationship and executed a manufacturing agreement with Shenzhen in China.  Under this agreement, the manufacturer has agreed to produce substantially all of our R30 lights and future lighting products for resale to our customers.  Through this agreement, the manufacturer is responsible for fabricating the required electronic components of our lights, sourcing the glass components from its multiple approved suppliers and using its established automated processes to assemble and package finished products. We are required to provide estimated volume requirements to the manufacturer during the term of the agreement.  We are responsible to pay the upfront costs of specialized production tooling required by the manufacturer, and for the cost of additional machinery needed for its assembly lines, to produce our ESL lighting products.  Payments to the manufacturer under the agreement are based on a negotiated price to source raw materials and manufacture the product, and payments are made by us in U.S. dollars when the products are delivered to the loading dock in Guangzhou, China for shipment to the United States.  Our products will be transported to us in bulk via ocean by fully-insured logistics companies.  For all lighting products manufactured by our third party manufacturer, the products are warranted to have been made to our required technical specifications and to fully meet applicable quality standards.  In connection with the agreement, we granted our manufacturing partner limited license rights to use our technologies and intellectual property for the manufacture of our lights.  The manufacturing agreement may be terminated at any time by the parties’ mutual agreement or by us in the event of a material breach under the agreement or failure to deliver products on a timely basis.

We expect to pay a duty on all lighting products that we import from China.  This duty is expected to represent a 3.9% mark-up to factory invoice.

Sales, Marketing and Distribution

During 2014, we continued our marketing initiatives to determine our initial marketing strategy and begin branding and corporate positioning.  Our marketing efforts have included market research to determine market size, competition, product features, consumer attitudes, pricing, certifications, government agencies, grants, target sales channels and retailers, branding and creation of initial marketing collateral. We have also had strategic and pre-contractual meetings with certain retailers and potential channel and distribution partners to determine levels of interest in our lighting products and ESL technology.  We believe that the results of these meetings were positive, but no significant customer agreements have been entered into to date.

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

Intellectual Property, Patents and Proprietary Rights

We have filed eleven U.S. and related foreign patent applications, of which nine patents have been granted.  These patents cover important features of our current and planned lighting technology and products.  We expect to apply for additional patent protection on our ESL technology and our manufacturing processes both domestically and internationally in the future.  We believe that our technology has unique aspects that are patentable; however, there can be no assurance that any patent application will be granted or, if granted, that it will be defensible.

We protect our intellectual property rights through a combination of patent, trademark, trade secret laws and other methods of restricting disclosure, and requiring our independent consultants, strategic vendors and suppliers to sign non-disclosure agreements, as well as assignment of inventions agreements, when appropriate.

Raw Materials and Supplies

Development and production of our lighting products will require certain raw materials, including glass, electronics, coatings, certain chemicals and chemical compounds, plastic and packaging.  Pursuant to our manufacturing agreement, our manufacturing partner  assumed sole responsibility for sourcing these raw materials.  Our manufacturing partner has advised us that it has multiple dedicated supply agreements with glass and other suppliers, and maintains relationships with alternative suppliers for raw materials and specialized component needs.  We do not anticipate raw material shortages in the foreseeable future.

Research and Product Development

We spent approximately $798,000 during fiscal 2014 and approximately $647,000 during fiscal 2013, in our product development efforts.

During 2012, we established a U.S. based research and development team, and in February, 2014 we established a research and development center in the U.S. to develop new products for the lighting industry by taking advantage of the latest technology advancements.  We expect to collaborate closely with our manufacturing partner and other subcontractors which use standard production processes to ensure that new lighting products can be produced quickly, and at the lowest cost and highest quality.

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

Employees

As of December 31, 2014, we had no employees.  We have routinely used consultants in our U.S. operations and strategic vendors on a work-for-hire contract basis.  We do not have any collective bargaining agreements in place and we consider relations with our key consultants to be good.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business and Industry

We have historically been a research and product development company. We have a limited operating history with minimal revenue to date, so it may be difficult to evaluate our business and prospects.  We also received a going concern qualification in our 2014 audit.

We have been primarily engaged during the last eight years in the research and development of our lighting products, and have incurred significant operating losses.  During 2014, we focused on initiatives to develop our manufacturing operations with Shenzhen.  These initiatives also included continued efforts to work with the manufacturer to refine the manufacturing processes and developing quality control testing necessary for quantity manufacturing.  Our progress has been limited, primarily due to lack of adequate funding necessary to execute our business plan.  These initiatives are ongoing and, as a result, we had no revenues in 2014 or 2013. We currently depend on third-party financing to fund our operations.  We have a very limited operating history upon which an investor can evaluate our business and prospects, and we may never generate significant revenue or achieve net income.  Peterson Sullivan, LLP, our independent registered public accounting firm, in its opinion on our financial statements for the year ended December 31, 2014, raised substantial doubt about our ability to continue as a going concern due to our net losses and negative cash flows from operations and other factors.

We have incurred historical losses and, as a result, may not be able to generate profits, support our operations or establish a return on invested capital, which can have a detrimental effect on the long-term capital appreciation of our common stock.

We incurred a net loss in 2014 of $3.0 million and had an accumulated deficit of $91.4 million as of December 31, 2014.  We cannot predict when or whether we will ever realize a profit or otherwise establish a return on invested capital.  Our business strategies may not be successful and we may never generate significant revenues or profitability, in any future fiscal period or at all.

Creditors have obtained legally enforceable judgments against us on approximately $1.3 million related to the unsecured Convertible Debenture formally held by the judgment holders.

On June 11, 2014, four holders of our Convertible Debentures totaling $705,900 in principal plus accrued interest of $218,215 as of December 31, 2014 filed a motion seeking summary judgment with the Supreme Court of the State of New York.  The case was heard on July 31, 2014 and the court granted their request and on August 20, 2014 issued a judgment in their favor for the full amount of principal and interest, plus certain expenses.  We have made attempt to work with the judgment holders and their attorney to attempt to find a settlement agreeable to both parties, but no agreement has been reached. The judgment holders have the right to levy the judgment on our bank accounts, intellectual property and patents and other assets at any time. In April, 2015 the judgment holders placed a levy on all of our intellectual property, demanding that we turn over our patents, trade secrets, manufacturing methods and other intellectual property.

On December 22, 2014, one of the holders of our Convertible Debentures totaling $294,125 plus accrued interest and costs of $77,681 obtained a judgment in their favor for the full amount of principal, interest and costs.

We are presently in default on approximately $0.24 million of principal of our unsecured, Convertible Debentures.

As of the date of this annual report, the outstanding principal amount of approximately $0.24 million plus accrued interest and penalties under our original issue discount convertible debentures is due and owing by us. We have been in default to the holders of the debentures since June 22, 2013, when the debentures matured.  We continue to not have sufficient financial resources, or the ability to arrange financing, to pay the outstanding amount of the debentures at this time.  Our failure to pay the outstanding amount when due last year has resulted in our obligation to pay holders interest at the default rate of 18% per year and to pay a mandatory default amount of an additional 10% of the outstanding principal amount of the debentures.  Although we have periodically discussed a work-out with some debenture holders, no such agreement currently exists.  There can be no assurance that debenture holders have not already or will not in the future take legal action against us to collect the indebtedness due and owing under the debentures or initiate or join in a bankruptcy or insolvency case or proceeding relating to us.  Should debenture holders take any such actions, our company will be seriously impacted and we may not be able to continue in business. See Footnote 5 in the Notes to the Consolidated Financial Statements contained elsewhere in this report.

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

We rely solely on third party manufacturers to manufacture the ESL lighting products we sell to customers and to source the required raw materials.

Our business prospects depend significantly on our ability to obtain ESL lighting products for sale to our customers.  Our manufacturing agreement with our manufacturing partner provided us with a single source for our ESL lights.  Through this agreement, Shenzhen is responsible for fabricating the required electronic components of our lights, sourcing the glass components from its suppliers and using its established automated processes to assemble and package finished products.  Our outsourced manufacturing partner is located in the People’s Republic of China, where shipments of product to us could be delayed, rerouted, lost or damaged.  Our inability to obtain finished products from our third party manufacturer in accordance with our required technical specifications and on a timely basis due to shipping delays, manufacturing problems or its failure to obtain required raw materials would have a material adverse effect on our revenue from product sales, as well as on our ability to support our customers’ purchase requirements, which could result in loss of customers and damage to our reputation.  We may also be subject to the risk of fluctuations in raw material prices, since our arrangement with our manufacturing partner provides that increases and decreases in the prices will affect the negotiated prices of purchase orders placed.

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

Although we use U.S. dollars to pay our outsourced manufacturing partner, increases in the value of the Chinese Yuan Renminbi would have an adverse affect on their manufacturing costs and therefore our bulb cost may be adversely affected. To date, we have not entered into foreign currency contracts or other currency-related derivatives to mitigate the potential impact of foreign currency fluctuations.

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

In April, 2015 certain judgment holders placed a levy on all of our intellectual property, demanding that we turn over our patents, trade secrets, manufacturing methods and other intellectual property.

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

As of December 31, 2014, our executive officers and directors (and their respective affiliates) beneficially owned approximately 16.3% of our outstanding common stock, with SAM Advisors, LLC, an investment advisor controlled by William B. Smith, our Chairman, beneficially owning approximately 8.1% of our outstanding common stock.  As a result, these shareholders substantially influence our management and affairs and, if acting together, control most matters requiring the approval by our shareholders including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transactions.  The concentration of ownership may delay or prevent a change of control at a premium price.

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

As of December 31, 2014, we have outstanding under our 2007 Stock Incentive Plan stock options to purchase 829,936 shares of common stock, outstanding warrants to purchase 6,222,228 shares of common stock and outstanding convertible debentures to acquire 1,304,631 shares of common stock.  The exercise or conversion of these securities and sales of common stock issuable pursuant to them, would reduce a stockholder’s percentage voting and ownership interest.

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

The sale, or availability for sale, of a substantial number of shares of common stock in the public market could materially and adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.  At December 31, 2014, there were 12,950,384 shares of common stock issued and outstanding.  Of these shares, approximately 12,187,734 are freely transferable.  Our executive officers and directors beneficially own 2,304,174 shares, which would be eligible for resale, subject to the volume and manner of sale limitations of Rule 144 under the Securities Act.  An additional 762,650 shares are “restricted shares,” as that term is defined in Rule 144, and are eligible for sale under the provisions of Rule 144.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We do not own any real property.

Effective February 1, 2014 we entered into a two year lease for our research and development facility and corporate headquarters, consisting of approximately 4,600 square feet of office and light industrial space located in Berkeley, California in the United States. Our lease obligations are $60,000 and $5,000 for the years ended December 31, 2015 and 2016, respectively.

As of December 31, 2013, our corporate headquarters consisted of approximately 200 square feet, located in New York, New York, for total rent per month of $2,035.

ITEM 3. LEGAL PROCEEDINGS

On June 11, 2014, four holders of our Convertible Debentures totaling $705,900 in principal plus accrued interest of $218,215 as of December 31, 2014 filed a motion seeking summary judgment with the Supreme Court of the State of New York.  The case was heard on July 31, 2014 and the court granted their request and on August 20, 2014 issued a judgment in their favor for the full amount of principal and interest, plus certain expenses.  We have made attempt to work with the judgment holders and their attorney to attempt to find a settlement agreeable to both parties, but no agreement has been reached. The judgment holders have the right to levy the judgment on our bank accounts, intellectual property and patents and other assets at any time. In April, 2015 the judgment holders placed a levy on all of our intellectual property, demanding that we turn over our patents, trade secrets, manufacturing methods and other intellectual property. The principal and accrued interest have been reclassified on the balance sheet from Convertible Debentures and accrued interest to Judgment payable on the accompanying balance sheet at December 31, 2014.

On December 22, 2014, one of the holders of our Convertible Debentures totaling $294,125 plus accrued interest and costs of $77,681 obtained a judgment in their favor for the full amount of principal, interest and costs.  The principal and accrued interest have been reclassified on the balance sheet from Convertible Debentures and accrued interest to Judgment payable on the accompanying balance sheet at December 31, 2014.

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

	Year ended December 31,
Quarter	2013		2014
	High	Low	High	Low
First	$2.75	$0.62	$1.38	$0.80
Second	$1.72	$1.16	$1.06	$0.67
Third	$1.78	$1.00	$0.90	$0.46
Fourth	$1.45	$1.00	$1.49	$0.55

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

The closing price of our common stock on April 15, 2015 was $0.62 per share.

As of April 15, 2015, we had 244 stockholders of record and approximately 2,800 beneficial owners of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 26, 2007, our board of directors approved the Vu1 Corporation 2007 Stock Incentive Plan (the “Plan”).   The stockholders approved the Plan on May 22, 2008.  In March 2011, the board of directors increased the number of shares authorized for issuance under the Plan from 500,000 to a total of 1,000,000 shares.  A majority of our stockholders approved the amendment to the Plan on October 10, 2011. On August 26, 2013 the board of directors increased the number of shares authorized for issuance under the 2007 Stock Incentive Plan by 1,500,000 shares to a total of 2,500,000 shares.  We intend to seek stockholder approval in 2015. The following table gives information as of December 31, 2014, the end of our most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options, warrants and rights under the Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	392,570	$0.73	750,000
Equity compensation plans approved by security holders	595,088	$6.15	133,451
Totals	595,088	$6.15	883,451

A description of the Plan can be found in Note 9 to the Notes to Consolidated Financial Statements contained in this Annual Report.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal year ended December 31, 2014, which were not registered under the Securities Act.

2014 Unit Offerings

From January 31, 2014 to July 10, 2014 we received gross proceeds of $680,000 from accredited investors at a price of $1.00 per unit and issued 680,000 shares of common stock and two-year warrants to purchase 680,000 shares of common stock at an exercise price of $1.25 per share.

From August 4 to December 17, 2014 we received gross proceeds of $585,000 from accredited investors at a price of $0.50 per unit and issued 1,170,000 shares of common stock and two-year warrants to purchase 1,170,000 shares of common stock at an exercise price of $0.75 per share.

On June 30, 2014 we issued 267,191 shares to an accredited investor upon the conversion of a Convertible Promissory Note as discussed in Note 8.

On June 22, 2014 we issued 125,160 shares of the Company's common stock to the holder in payment of accrued, unpaid interest under the Debenture for the period from December 23, 2013 to June 22, 2014.

On October 24, 2014 we issued 14,286 shares of the Company's common stock to the holder in payment of accrued, unpaid interest under the Debenture for the period from December 23, 2013 to June 22, 2014.

On December 22, 2014 we issued 117,650 shares of the Company's common stock to the holder in payment of accrued, unpaid interest under the Debenture for the period from June 23, 2014 to December 22, 2014.

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

Overview

We are focused on designing, developing and selling a line of mercury-free, energy efficient lighting products based on our proprietary light-emitting technology.  For the past several years, we have primarily focused our efforts on research and product development of our Electron Stimulated Luminescence™ (ESL) technology.  In 2007, we formed Sendio s.r.o. in the Czech Republic as a wholly-owned subsidiary for continued development of our lighting products, and to design the manufacturing processes required for commercialization and manufacturing.  During the second quarter of 2010, we submitted our initial light for safety certification to Underwriters Laboratories (UL®) and, in October 2010, we received that certification.  Our efforts are presently focused on this initial product, the R30 size light for recessed fixtures.  We are currently supporting initial production of this light and are continuing to enhance our manufacturing capabilities through an outsourcing arrangement with Shenzhen.  In addition, we are currently developing our version of the standard Edisonian A19 screw-in light (and its European equivalent, the A60), the most common general purpose electric light in the world.  We submitted this light in June 2011 for safety certification to UL and, in August 2011, we received certification.  We are also developing an R40 flood light for the United States commercial market and a smaller R63 light for the European market to be used in currently-installed recessed lighting fixtures. The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our products on a large scale commercial basis, market acceptance of the products and other factors noted in the "Risk Factors" section of this Annual Report.

During 2014, we focused on initiatives to continue development of manufacturing operations to our third party manufacturers in China.  The initiatives also included continued efforts to refine the manufacturing processes and developing quality control testing necessary for quantity manufacturing. In addition, we established our research and development and corporate headquarters facility in Berkeley, California in the United States to continue our refinement of our technology and design next generation bulbs. Our progress has been limited, primarily due to lack of adequate funding necessary to execute our business plan.  These initiatives are ongoing and, as a result, we had no revenues in 2014.

As noted above, our independent registered public accounting firm has issued a “going concern” modification to its report on our financial statements for the year ended December 31, 2014, stating that we had a net loss and negative cash flows from operations in fiscal 2014 and that we have an accumulated deficit.  Accordingly, these conditions raise substantial doubt about our ability to continue as a going concern.  Our Consolidated Financial Statements do not include any adjustments that might result from this going-concern uncertainty.

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

Our anticipated costs in 2015 for the continued development of our line of ESL lighting products cannot be reasonably estimated due to the inherent uncertainty of the research and feasibility of the manufacturing processes.  There can be no assurance that this development process will be successful or, if successful, that the technology will find a market and achieve sales that can sustain our operations without additional funding.

Our emphasis on the development of our planned products, the additional manufacturing processes required by our product manufacturer, the distribution, marketing and branding of products and the development of sales channels relating to our lighting products will command management’s primary attention during the next 12 months.  It will also comprise the primary use of our financial resources.  In 2015, our success will depend on our ability to secure additional funding, reach commercial manufacturing levels for our R30 and R40 lights, generate market awareness and acceptance of our current and planned lighting products, protect our technology through patents and trade secrets, and develop our planned products to meet industry standards.  If we are unable for technological, financial, competitive or other reasons to successfully take these steps, our business and operations will be adversely affected.

Results of Operations

The following discussion should be read in conjunction with the information set forth in our Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report.

Years ended December 31, 2014 and 2013

Revenues

We had no revenues for the years ended December 31, 2014 and 2013.

Research and Development Expenses

For the years ended December 31, 2014 and 2013, we were involved in a single project to develop and commercialize our proprietary technology in our R30 size light bulb.  For the year ended December 31, 2014 and 2013, research and development expenses were comprised of technical consulting expenses, product line development fees, share based compensation expenses, materials and travel. Research and development expenses increased approximately $151,000 to $798,000 for the year ended December 31, 2014 compared to $647,000 for the year ended December 31, 2013.   The increase was primarily due to increases in technical consulting fees and travel during 2014.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2014 and 2013 were comprised of share-based compensation expenses, consulting expenses, professional and legal fees, insurance, travel and general corporate related overhead and office expenses. General and administrative expenses decreased by approximately $549,000 to $1,143,000 for the year ended December 31, 2014 compared to $1,692,000 for the year ended December 31, 2013.  Non-cash charges related to share-based compensation expenses decreased $648,000 to $461,000 for the year ended December 31, 2014 relating primarily to stock and stock options issued to directors and officers compared to $1,109,000 for the year ended December 31, 2013.  This decrease was partially offset by increases in rent expense and insurance expense.

Marketing Expenses

Marketing expenses for the years ended December 31, 2014 and 2013 were comprised of consulting fees, and office related expenses. For the year ended December 31, 2013 marketing expenses also included share based compensation expense.  Marketing expenses decreased by approximately $157,000 to $218,000 for the year ended December 31, 2014 compared to $375,000 for the year ended December 31, 2013. The decrease was due primarily to decreases in consulting fees for the year ended December 31, 2014.

Other Income and Expense

Other income and expense for the years ended December 31, 2014 and 2013 was comprised of interest expense and loss on conversion of debt.

Interest expense for the year ended December 31, 2014 decreased $360,000 to $831,000 compared to $1,192,000 for the year ended December 31, 2014.  Interest expense for the year ended December 31, 2014 and 2013 includes the amortization related to the original issue discount, beneficial conversion feature, warrant allocation and loan costs related to our Convertible Debentures as discussed in Note 6 to the Notes to Consolidated Financial Statements. In addition, interest expense includes interest related to our Bridge Notes as discussed in Note 7 to the Notes to Consolidated Financial Statements as well as interest expense related to loans payable as discussed in Note 8 to the Notes to Consolidated Financial Statements. The decrease primarily due to the decrease in non-cash amortization of the original issue discount, beneficial conversion feature, warrant allocation and loan costs related to our Convertible Debentures, which were fully amortized in 2013.  This was partially offset by increases in interest expense related to the interest on the defaulted Note Payable as discussed in Note 8 and Note 12.

Liquidity and Capital Resources

We had cash of $1,903 and short-term debt of $2,888,300, of which $235,300 is in default as of December 31, 2014. Five former holders of our Convertible Debentures totaling $1,000,025 in principal plus accrued interest of $295,895 as of December 31, 2014 obtained judgments against us as discussed in Note 5.

Through April 16, 2015 we have raised a total of $260,000 in a private placement to accredited investors at a purchase price of $1.00 per share.  The investors were issued 520,000 shares of restricted common stock and five-year warrants to purchase 520,000 shares of common stock at an exercise price of $0.75 per share.

Effective January 20, 2015 the holders of the Notes under the Loan Agreement dated December 20, 2012 as discussed in Note 8 to the consolidated financial statements converted $100,000 of principal and $427,031 of accrued interest under the Notes into an aggregate of 702,709 shares of common stock and three year warrants to purchase 702,709 shares of common stock at an exercise price of $1.00 per share.  The Company will recognize the loss on conversion in the first quarter of 2015.

We must obtain additional financing in 2015 to fund our operations, research and product development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. No assurance can be given that additional financing will be available on terms acceptable to us, if at all.

If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to curtail or cease operations.  Any inability to obtain additional cash as needed would have a material adverse effect on our financial position, results of operations and our ability to continue in existence.  Our independent registered public accounting firm added an explanatory paragraph to its opinion on our 2014 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

Contractual Obligations

We have contractual obligations for operating leases as of December 31, 2014 of $60,000 and $5,000 for the years ended December 31, 2015 and 2016, respectively.

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

Under our manufacturing agreement with our Chinese manufacturing partner, we are invoiced in U.S. dollars.  However, we may be subject to the risk of fluctuations in raw material prices in the future. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk, but we may consider the use of such contracts in the future.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2014.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the framework in “Internal Control – Integrated Framework (2013)”, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages of our executive officers, directors and key personnel, and their positions with us, as of April 15, 2015:

Name	Age	Title
William B. Smith	46	Chairman of the Board of Directors and Chief Executive Officer

Matthew J. DeVries	52	Chief Financial Officer

Charles Hunt, Ph.D.	61	Director

John E. Rehfeld	74	Director

W. Duncan Troy	55	Director

Mark W. Weber	57	Director

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

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the board.  There are no family relationships among our directors and executive officers.  As of April 15, 2015, there are no proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Board of Directors and Corporate Governance

Our board of directors is responsible for establishing broad corporate policies and for overseeing our overall management.  In addition to considering various matters which require board approval, the board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

We established a Compensation Committee in 2008, and an Audit Committee and Nominations and Corporate Governance Committee in September 2011.  The charters for the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee are available at our website, www.vu1.com.  Four members of our board of directors, Charles Hunt, John E. Rehfeld, Duncan Troy and Mark W. Weber, are considered “independent” within the meaning of the listing rules of the Nasdaq Stock Market.

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

Committees of the Board

Audit Committee.  The board has an Audit Committee comprised of two non-employee directors, John E. Rehfeld (chairman) and Mark W. Weber.  Each member of the Audit Committee is independent as defined under Nasdaq’s listing rules.  The board of directors has determined that Mr. Rehfeld qualifies as an “audit committee financial expert.”  The Audit Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time.  The Audit Committee was established in September 2011.  The Audit Committee is currently charged with, among other things:

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

We believe that our officers, directors, and 10% stockholders complied with their Section 16(a) filing obligations during the year ended December 31, 2014.

Code of Ethics

On March 29, 2011, we adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial and accounting officer or persons performing similar functions. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended December 31, 2014 and 2013 by (a) all persons serving as principal executive officer, and (b) our two other most highly compensated executive officers whose total compensation exceeded $100,000 in fiscal 2013, as follows (collectively, the “Named Executive Officers”):

•	William B. Smith, our Chief Executive Officer (principal executive officer);

•	Matthew DeVries, Chief Financial Officer (principal financial officer).

Summary Compensation Table
	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Name and Principal Position
William B. Smith Chief Executive Officer,	2014	245,000	-	-	26,824	-	-	-	271,824
Principal Executive Officer (1)	2013	240,000	-	-	383,726	-	-	-	623,726

Matthew DeVries	2014	180,000	-	100,818	-	-	-	-	280,818
Chief Financial Officer (2)	2013	180,000	-	87,619	-	-	-	-	267,619
________________

(1)
On June 11, 2012, the board of directors appointed Mr. Smith as our Chief Executive Officer. The 2014 and 2013 option awards amount is comprised of the fair value of the vested portion of a ten-year option to purchase 250,000 shares of common stock at an exercise price of $1.70 per share awarded on February 20, 2013 with a fair value of $410,550. For the year ended December 31, 2013, a total of $75,000 of his salary was converted into 48,842 shares of our common stock based on the closing market prices of our common stock on the last business day of each month. This amount does not reflect the actual amounts that may be realized. The fair values of the options were computed using the Black-Scholes option valuation method with the assumptions as detailed in Note 9 to the Notes to Consolidated Financial Statements.

(2)
The 2014 stock awards amount is comprised of the fair value in the amount of $32,688 of the vested portion of a grant of 50,000 shares of restricted stock awarded on August 26, 2013 at a price of $1.20 per share. It also includes the fair value of a fully vested ten-year option to purchase 100,000 shares of common stock at an exercise price of $0.70 per share awarded on September 15, 2014 with a fair value of $68,130. The 2013 stock awards amount is comprised of the fair value of 20,000 shares of restricted common stock awarded on February 20, 2013 at a price of $1.61 per share and the vested portion of a grant of 50,000 shares of restricted stock awarded on August 26, 2013 at a price of $1.20 per share. The fair value of the awards was $32,200 and $60,000, respectively of which $32,200 and $27,312 was recognized in 2013.  The fair values were based on the closing market price of our common stock on the date of grant. The 2013 stock awards amount is comprised of the fair value of the vested portion of a grant of 20,000 shares of restricted stock award on August 17, 2012 at a price of $2.24 per share based on the closing market price of that date. The fair value of the award was $44,800, of which $28,107 was recognized in 2013. The 2013 option awards amount is comprised of the fair value of a fully vested ten-year option to purchase 10,100 shares of common stock at an exercise price of $1.61 per share awarded on February 20, 2013 with a fair value of $16,260. This amount does not reflect the actual amounts that may be realized. The fair values of the options were computed using the Black-Scholes option valuation method with the assumptions as detailed in Note 9 to the Notes to Consolidated Financial Statements.

The following table summarizes equity awards outstanding at December 31, 2014 for each of the executive officers named in the Summary Compensation Table above:

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

William B. Smith	12,500	--	--	$7.80	8/21/2016	--	--	--	--
William B. Smith	250,000	--	--	$1.70	3/11/2018	--	--	--	--
Matthew DeVries	100,000	--	--	$0.70	9/15/2024	--	--	--	--
Matthew DeVries	10,100	--	--	$1.61	2/20/2023	--	--	--	--
Matthew DeVries	8,750	--	--	$10.40	3/13/2021	--	--	--	--
Matthew DeVries	9,016	--	--	$20.00	9/8/2018	--	--	--	--

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

The table below summarizes the compensation we paid to non-employee directors for the year ended December 31, 2014:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
W. Duncan Troy (1)	-	32,688	34,065	-	-	-	66,753
W. Duncan Troy (1)	-	32,688	34,065	-	-	-	66,753
Mark W. Weber (1)	-	32,688	34,065	-	-	-	66,753
Charles E. Hunt (1)	-	32,688	34,065	-	-	-	66,753
John E. Rehfeld (1)	-	32,688	34,065	-	-	-	66,753
_____________
(1)
The 2014 stock awards amount is comprised of the fair value of the vested portion of a grant of 50,000 shares of restricted stock award on August 26, 2013 at a price of $1.20 per share based on the closing market price of that date. The fair value of the award was $60,000, of which $32,688 was recognized in 2014.  The option awards amount is comprised of the fair value of a fully vested ten-year option to purchase 50,000 shares of common stock at an exercise price of $0.70 per share awarded on September 15, 2014 with a fair value of $34,065.

The option amounts discussed above do not reflect the actual amounts that may be realized. The fair values of the options were computed using the Black-Scholes option valuation method with the assumptions as detailed in Note 9 to the Notes to Consolidated Financial Statements.

2007 Stock Incentive Plan

In October 2007, our board of directors adopted the Vu1 Corporation 2007 Stock Incentive Plan (the “Stock Plan”).  As of December 31, 2014, 829,936 shares of common stock were reserved for issuance upon the exercise of outstanding stock options under the Stock Plan.  Set forth below is a summary of the Stock Plan, but this summary is qualified in its entirety by reference to the full text of the Stock Plan, which has been filed with the SEC, and any stockholder who wishes to obtain a copy of the Stock Plan may do so by written request to Vu1 Corporation, 1001 Camelia Ave, Berkeley, CA 94710, Attention: Mr. Matthew DeVries, Chief Financial Officer.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the number of shares of our common stock beneficially owned on April 16, 2015 by:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)		Percent of Class (3)
Scott D. Hodges	3,885,151	(4)	27.4%
8843 Forest Creek Lane
Ooltewah Tennessee 37363

SAM Special Opportunity Fund	1,141,369	(5)	8.1%

SAM Advisors LLC	1,141,369	(5)	8.1%

William B. Smith	1,141,369	(5)	8.1%
111 Broadway, Suite 808
New York, New York 10006

Polymer Holdings, Ltd.	691,756		4.9%
Broomhill Road
Stonehaven, UK AB39 2NH

Mark W. Weber	441,796	(6)	3.1%

Duncan Troy	192,850	(7)	1.4%

Matthew DeVries	235,366	(8)	1.7%

Charles Hunt, Ph. D.	163,793	(9)	1.2%

John E. Rehfeld	129,000	(10)	0.9%

All directors and officers as a group (8 persons)	2,304,174	(11)	16.3%

________
(1)	Unless otherwise indicated, the address of each person is c/o Vu1 Corporation, 1001 Camelia Avenue Berkeley, CA 94710.

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

(3)
The calculation in this column is based upon 14,173,093 shares of common stock outstanding on April 16, 2015.  The shares of common stock underlying warrants, stock options or other convertible securities are deemed outstanding for purposes of computing the percentage of the person holding them but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)
Includes warrants to purchase 574,000 shares of common stock at an exercise price of $2.00 per share, warrants to purchase 25,000 shares of common stock at an exercise price of $1.50 per share, warrants to purchase 380,000 shares of common stock at $1.25 per share and warrants to purchase 810,000 shares of common stock at an exercise price of $0.75 per share.

(5)
Consists of 354,207 shares of common stock held by SAM Special Opportunity Fund, LP, an investment partnership advised by SAM Advisors, LLC, and 419,612 shares of common stock held by SAM Advisors, LLC, a money management firm. Also includes options to purchase 12,500 shares of common stock at an exercise price of $7.80 per share and options to purchase 250,000 shares of common stock at an exercise price of $1.70 per share held by Mr. Smith.  Mr. Smith, our Chairman and Chief Executive Officer, is the President and Chief Executive Officer of SAM Advisors, LLC.

(6)
Consists of 142,565 shares of common stock held by the Weber Revocable Living Trust. Includes warrants to purchase 16,429 shares of common stock at an exercise price of $11 per share, warrants to purchase 6,667 shares of common stock at an exercise price of $2.00 per share and warrants to purchase 72,385 shares of common stock at an exercise price of $1.50 per share.  Also includes a stock option to purchase 7,500 shares of common stock at $20.00 per share, a stock option to purchase 3,750 shares of common stock at an exercise price of $13.00 per share, a stock option to purchase 8,750 shares of common stock at an exercise price of $10.40 per share, a stock option to purchase 12,500 shares of common stock at an exercise price of $7.60 per share, a stock option to purchase 16,250 shares of common stock at an exercise price of $1.61 per share and a stock option to purchase 50,000 shares of common stock at an exercise price of $0.70 per share.

(7)
Includes a stock option to purchase 7,500 shares of common stock at an exercise price of $20.00 per share, a stock option to purchase 2,500 shares of common stock at an exercise price of $13.00 per share, a stock option to purchase 10,000 shares of common stock at an exercise price of $10.40 per share, a stock option to purchase 16,250 shares of common stock at an exercise price of $1.61 per share and a stock option to purchase 50,000 shares of common stock at an exercise price of $0.70 per share.

(8)
Includes a stock option to purchase 9,016 shares of common stock at an exercise price of $20.00 per share, stock options to purchase 8,750 shares of common stock at an exercise price of $10.40 per share, options to purchase 10,100 shares of common stock at an exercise price of $1.61 per share and a stock option to purchase 100,000 shares of common stock at an exercise price of $0.70 per share.

(9)
Includes a stock option to purchase 4,500 shares of common stock at an exercise price of $20.00 per share, a stock option to purchase 2,500 shares of common stock at an exercise price of $13.00 per share, a stock option to purchase 3,750 shares of common stock at an exercise price of $10.40 per share, a stock option to purchase 12,500 shares of common stock at an exercise price of $7.60 per share, a stock option to purchase 6,250 shares of common stock at an exercise price of $4.60 per share and a stock option to purchase 50,000 shares of common stock at an exercise price of $0.70 per share.

(10)	Includes a stock option to purchase 50,000 shares of common stock at an exercise price of $0.70 per share.

(11)	Comprised of William B. Smith, Mark Weber, Matthew DeVries, Charles Hunt, John E. Rehfeld and Duncan Troy.

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

Related Party Transactions

There were no related party transactions for the year ended December 31, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Peterson Sullivan, LLP for Fiscal 2014 and 2013

The following is a summary of the aggregate fees billed to us by Peterson Sullivan LLP, our current independent registered public accounting firm, for the fiscal years ended December 31, 2014 and 2013:

	Fiscal 2014	Fiscal 2013
Audit Fees	$43,185	$48,185
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$43,185	$48,185

Policy for Approval of Audit and Permitted Non-Audit Services

Our Audit Committee reviews the scope and extent of all audit and non-audit services to be provided by the independent auditors, including any engagement letters, and reviews and pre-approves all fees to be charged for such services. During 2014 and 2013, our independent auditors did not provide any non-audit services to us.  The Board of Directors may establish additional or other procedures for the approval of audit and non-audit services that our independent auditors perform. In pre-approving services to be provided by the independent auditors, the Board of Directors considers whether such services are consistent with applicable rules regarding auditor independence.

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

3.            Exhibits.

Exhibit No.		Description
3.1A	(1)	Amended and Restated Articles of Incorporation of Vu1 Corporation dated June 30, 2000.

3.1B	(1)	Certificate of Amendment of Articles of Incorporation dated May 19, 2008.

3.1C	(1)	Certificate of Amendment of Articles of Incorporation dated August 25, 2008.

3.1D	(13)	Certificate of Amendment of Articles of Incorporation dated November 10, 2011.

3.2A	(2)	Bylaws of Vu1 Corporation.

3.2B	(3)	Amendment of Bylaws effective August 6, 1997.

3.2C	(12)	Amendment of Bylaws effective September 30, 2011.

4.1	(11)	Form of Common Stock Purchase Warrant of Vu1 Corporation, dated February 3, 2011, for each investor. (15)

4.2	(6)	Loan Agreement, dated December 20, 2012 between Vu1 Corporation and each of the lenders identified on the signature pages thereto

10.1	(4)	Vu1 Corporation 2007 Stock Incentive Plan, as amended August 26, 2013

10.2	(5)	Form of Vu1 Corporation Stock Option Agreement.

10.3	(6)	Subscription Agreement, dated December 20, 2012 between Vu1 Corporation and each of the subscribers identified on the signature pages thereto

10.4	(6)	Form of Common Stock Purchase Warrant dated December 20, 2012

10.5	(6)	Deed of Assignment of Debts, dated December 20, 2012 between Vu1 Corporation and Venture Capital (Europe) Limited

10.6	(7)	Form of Letter Agreement, dated as of June 18, 2013, between Vu1 Corporation and certain Debenture Holders for extension or conversion of the Debentures.

10.7	(8)	Form of Securities Purchase Agreement, dated as of June 15, 2011, between Vu1 Corporation and each purchaser identified on the signature pages thereto.

10.8	(8)	Form of Original Issue Discount Convertible Debenture issued June 22, 2011, by Vu1 Corporation to each of the purchasers.

10.9	(8)	Form of Common Stock Purchase Warrant issued June 22, 2011, by Vu1 Corporation to each of the purchasers.

10.10	(8)	Registration Rights Agreement, dated as of June 16, 2011, between Vu1 Corporation and each of the purchasers.

10.11	(9)	Form of 12% Convertible Promissory Note for interim bridge loan.

14.1	(10)	Code of Business Conduct and Ethics.

14.2	(10)	Code of Ethics for the CEO and Senior Financial Officers.

21.1	(10)	List of Subsidiaries.

31.1	**	Rule 13a-14(a)/15d-14(a) Certification of William B. Smith

31.2	**	Rule 13a-14(a)/15d-14(a) Certification of Matthew DeVries

32.1	**	Certification of William B. Smith, CEO, and Matthew J. DeVries, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	**	XBRL Instance Document*

101 SCH	**	XBRL Schema Document*

101 CAL	**	XBRL Calculation Linkbase Document*

101 DEF	**	XBRL Definition Linkbase Document*

101 LAB	**	XBRL Labels Linkbase Document*

101 PRE	**	XBRL Presentation Linkbase Document*

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

VU1 CORPORATION

Date: April 30, 2015	By:	/s/William B. Smith
William B. Smith
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ William B. Smith William B. Smith	Chairman of the Board and Chief Executive Officer (principal executive officer)	April 30, 2015

/s/ Matthew J. DeVries Matthew J. DeVries	Chief Financial Officer (principal financial and accounting officer)	April 30, 2015

/s/ Duncan Troy Duncan Troy	Director	April 30, 2015

/s/ Mark W. Weber Mark W. Weber	Director	April 30, 2015

/s/ Charles E. Hunt, Ph.D. Charles E. Hunt, Ph.D.	Director	April 30, 2015

/s/ John E. Rehfeld John E. Rehfeld	Director	April 30, 2015

Vu1 CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vu1 Corporation
Berkeley, California

We have audited the accompanying consolidated balance sheets of Vu1 Corporation and Subsidiaries ("the Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vu1 Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company incurred a 2014 net loss of $2,990,092, and it had negative cash flows from operations of $1,081,190 in 2014.  In addition, as discussed in Note 5, the Company has judgments against it in the amount of $1.3 million and the judgment holders have placed a levy on all of the Company's intellectual property.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 30, 2015

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
ASSETS	2014	2013
Current assets
Cash	$1,903	$92,795
Prepaid expenses	37,774	190,005

Total current assets	39,677	282,800

Non-current assets
Equipment, net of accumulated depreciation of $22,880 and $3,402	168,187	30,614
Total assets	$207,864	$313,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,441,178	$1,148,368
Accrued payroll	192,725	192,725
Accrued interest	500,815	324,531
Judgment payable	1,295,920	-
Loan payable	100,000	100,000
Convertible debentures	2,788,300	3,905,975
Liabilities of Sendio	555,454	555,454
Total current liabilities	6,874,392	6,227,053

Total liabilities	6,874,392	6,227,053

Stockholders' deficit
Vu1 Corporation's stockholders' deficit
Preferred stock, $1.00 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 90,000,000 shares authorized; 12,950,384 and 10,576,097 shares issued and outstanding, respectively	84,846,235	82,609,032
Accumulated deficit	(91,416,708)	(88,426,616)
Total Vu1 Corporation's stockholders' deficit	(6,570,473)	(5,817,584)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' deficit	(6,666,528)	(5,913,639)
Total liabilities and stockholders' deficit	$207,864	$313,414

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013

Operating expenses
Research and development	$797,790	$646,611
General and administrative	1,143,154	1,692,010
Marketing	217,856	374,806
Total operating expenses	2,158,800	2,713,427

Loss from operations	(2,158,800)	(2,713,427)

Other income (expense)
Interest expense	(831,292)	(1,191,786)
Loss on conversion of debt	-	(1,114,764)

	(831,292)	(2,306,550)

Loss before provision for income taxes	(2,990,092)	(5,019,977)

Provision for income taxes	-	-

Net loss	$(2,990,092)	$(5,019,977)

Loss per share
Basic	$(0.26)	$(0.55)
Diluted	$(0.26)	$(0.55)
Weighted average shares outstanding
Basic	11,413,406	9,144,940
Diluted	11,413,406	9,144,940

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Vu1 Corporation Stockholders

	Common Stock		Accumulated	Non-Controlling
	Shares	Amount	Deficit	Interest	Total

Balance December 31, 2012	7,130,226	$78,279,737	$(83,406,639)	$(96,055)	$(5,222,957)

Share-based compensation - options	-	478,228	-	-	478,228

Share-based compensation - stock	454,216	631,139	-	-	631,139

Issuance of units of stock and warrants for cash	1,262,334	1,503,465	-	-	1,503,465

Issuance of stock for conversion of debenture	101,260	123,538	-	-	123,538

Issuances of stock and warrants for conversion of Debt	73,333	139,020	-	-	139,020

Amendment of Unit Offering	1,186,567	-	-	-	-

Issuance of stock and warrants for bridge note payable	368,161	1,453,905	-	-	1,453,905

Net loss	-	-	(5,019,977)	-	(5,019,977)

Balance December 31, 2013	10,576,097	82,609,032	(88,426,616)	(96,055)	(5,913,639)

Share-based compensation - options	-	289,445	-	-	289,445

Share-based compensation - stock	-	207,587	-	-	207,587

Issuance of units of stock and warrants for cash	1,850,000	1,265,000	-	-	1,265,000

Beneficial Conversion Feature	-	95,671	-	-	95,671

Interest converted to stock	257,096	245,300	-	-	245,300

Bridge Loan and Interest Conversion	267,191	134,200	-	-	134,200

Net loss	-	-	(2,990,092)	-	(2,990,092)

Balance December 31, 2014	12,950,384	$84,846,235	$(91,416,708)	$(96,055)	$(6,666,528)

The accompanying notes are an integral part of these consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
Cash flows from operating activities:

Net loss	$(2,990,092)	$(5,019,977)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	19,479	3,402
Share-based compensation	497,032	1,109,367
Amortization of beneficial conversion feature	95,671
Amortization of discount on long-term convertible notes	-	571,254
Amortization of loan costs	-	118,500
Amortization of prepaid interest	-	25,000
Loss on extinguishment of debt	-	1,114,764
Changes in assets and liabilities:
Prepaid expenses	152,231	(172,283)
Accounts payable	292,808	260,971
Accrued interest	851,681	272,396
Net cash flows from operating activities	(1,081,190)	(1,716,606)

Cash flows from investing activities:
Purchase of equipment	(157,052)	(34,015)
Net cash flows from investing activities	(157,052)	(34,015)

Cash flows from financing activities:
Net proceeds from sales of common stock and warrants	1,265,000	1,503,465
Payment on convertible debenture	(117,650)	(88,237)
Proceeds from loan payable	132,876	100,000
Payment on judgment payable	(132,876)	-
Net cash flows from financing activities	1,147,350	1,515,228

Net change in cash	(90,892)	(235,393)
Cash, beginning of period	92,795	328,188

Cash, end of period	$1,903	$92,795

Supplemental Cash Flow Information:
Cash paid for interest	$14,619	$-

Supplemental Noncash Investing and Financing Activities:
Conversion of bridge loan and interest to stock	$134,200	$-
Issuance of common stock for interest	$245,300	$-
Conversion of debenture for stock	$-	$123,538
Conversion of bridge loan and interest to stock and warrants	$-	$1,453,905
Issuance of common stock and warrants for note payable and interest	$-	$110,000

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2014 we have no cash in excess of federal insurance limits.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Management reviewed the assets at December 31, 2014 and determined there was no impairment.

Fair Value of Financial Instruments

Financial instruments consist of cash, payables and accrued liabilities, loans payable, bridge loans, judgment payable and convertible debentures. The fair value of our cash, receivables, payables and accrued liabilities, judgment payable and loans payable  are carried at historical cost; their respective estimated fair values approximate their carrying values due to the short term nature of these items. It is not practical to determine the fair value of our convertible debentures due to the unique terms and embedded financial instruments.

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

Non-Controlling Interest

Non-controlling interest represents the equity of the 33.3% non-controlling shareholders of Telisar Corporation.  The subsidiary had no operations during 2014 and 2013.

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the fee is fixed or determinable and (d) collection is determined to be probable.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the years ended December 31, 2014 and 2013, research and development expenses were comprised primarily of technical consulting expenses, overheads, travel and operational costs related to the development of production.

Share-Based Payments

We account for share-based compensation expense to reflect the fair value of share-based awards measured at the grant date.  This expense is recognized over the requisite service period and is adjusted each period for anticipated forfeitures. We estimate the fair value of each share-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. On October 26, 2007 our Board of Directors approved the Vu1 Corporation 2007 Stock Incentive Plan (the “Stock Incentive Plan”).  A total of 500,000 shares of our common stock were authorized for issuance under the Stock Incentive Plan.  The Stock Incentive Plan was approved by our stockholders on May 22, 2008. On March 14, 2011, our Board of Directors increased the number of shares of our common stock that we are authorized to issue under our Stock Incentive Plan from 500,000 shares to 1,000,000 shares.  A majority of our stockholders approved the amendment to the Stock Incentive Plan on October 10, 2011. On August 26, 2013 the board of directors increased the number of shares authorized for issuance under the 2007 Stock Incentive Plan by 1,500,000 shares to a total of 2,500,000 shares. See Note 9.

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

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to our net losses:

	Year ended December 31,
	2014	2013
Warrants	6,622,228	4,772,228
Convertible debt	1,304,631	1,152,223
Stock options	829,936	595,088
Unvested stock	-	319,231
Total potentially dilutive securities	8,756,795	6,838,770

Recently Announced Accounting Standards – In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2017, with early application not permitted. The Company does not anticipate the adoption of ASU 2014-09 will have a material impact on its financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718). The ASU clarifies how entities should treat performance targets that can be achieved after the requisite service period of a share-based payment award. The accounting standard is effective for interim and annual periods beginning December 15, 2015.  The Company does not anticipate the adoption of ASU 2014-12 will have a material impact on its financial statements and related disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States which contemplate our continuation as a going concern. For the year ended December 31, 2014, we had a net loss of $2,990,092 and we had negative cash flows from operations of $1,081,190. In addition, we had an accumulated deficit of $91,417,708 at December 31, 2014. In addition, in April, 2015 certain judgment holders placed a levy on all of our intellectual property, demanding that we turn over our patents, trade secrets, manufacturing methods and other intellectual property as discussed in Note 5. These factors raise substantial doubt about our ability to continue as a going concern.

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

Subsequent to year end through April 16, 2015, we raised gross proceeds of $260,000 in a private placement of our common stock and warrants to accredited investors.  See Note 12.

NOTE 4 - RELATED PARTY TRANSACTIONS

There were no related party transactions for the year ended December 31, 2014.

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

See also Note 7 - Convertible Bridge Loans

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

On June 11, 2014, four holders of our Convertible Debentures totaling $705,900 in principal plus accrued interest of $218,215 as of December 31, 2014 filed a motion seeking summary judgment with the Supreme Court of the State of New York.  The case was heard on July 31, 2014 and the court granted their request and on August 20, 2014 issued a judgment in their favor for the full amount of principal and interest, plus certain expenses.  We have made attempt to work with the judgment holders and their attorney to attempt to find a settlement agreeable to both parties, but no agreement has been reached. The judgment holders have the right to levy the judgment on our bank accounts, intellectual property and patents and other assets at any time. In April, 2015 the judgment holders placed a levy on all of our intellectual property, demanding that we turn over our patents, trade secrets, manufacturing methods and other intellectual property. The principal and accrued interest have been reclassified on the balance sheet from Convertible Debentures and accrued interest to Judgment payable on the accompanying balance sheet at December 31, 2014.

On December 22, 2014, one of the holders of our Convertible Debentures totaling $294,125 plus accrued interest and costs of $77,680 obtained a judgment in their favor for the full amount of principal, interest and costs.  The principal and accrued interest have been reclassified on the balance sheet from Convertible Debentures and accrued interest to Judgment payable on the accompanying balance sheet at December 31, 2014.

Operating Leases

On January 28, 2014 we entered into a lease agreement for approximately 4,600 square feet of office and light industrial space located in Berkeley, California in the United States.  We utilize the facility for our research and development activities and as our corporate headquarters.

The lease term is for two years effective from February 1, 2014 and terminates on January 31, 2016. Our remaining lease obligations are $60,000 and $5,000 for the years ended December 31, 2015 and 2016, respectively.  The Company is also responsible for certain insurance, utilities, maintenance and other costs as described in the lease.

On December 18, 2012 we entered into a 6 month lease for office space in New York, New York. This lease was extended to December 31, 2013 on the same terms. Monthly rental payments were $2,035.  The lease was terminated by its terms as of that date.

Total rent expense was $55,000 and $24,647 for the years ended December 31, 2014 and 2013, respectively.

Liabilities of Sendio

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and pilot manufacturing facility. On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic.  In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use any proceeds to satisfy the liabilities of Sendio.  These liabilities have been recorded as a current liability on our balance sheet as of December 31, 2014 and December 31, 2013 under the caption “Liabilities of Sendio.”

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

Pursuant to a Registration Rights Agreement, dated as of June 16, 2011, with the investors, we agreed to file a shelf registration statement covering the resale of the shares of common stock issuable upon the conversion of the convertible debentures and exercise of the warrants within 30 days after the closing, use our best efforts to cause the shelf registration statement to be declared effective within 90 days after the closing (or 120 days in the event of a “full review” by the SEC), and keep the shelf registration statement effective until the underlying shares have been sold or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on July 15, 2011 and it was declared effective on July 26, 2011.  We evaluated any liability under the registration rights agreement at December 31, 2014 and determined no accrual was necessary.

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

On June 20, 2014, we entered into a letter agreement with a Debenture holder of the original principal sum of $2,353,000.  Pursuant to the letter agreement, the Company and the holder agreed to extend the maturity date of the Debenture to June 22, 2015 and reduce the conversion price under the Debenture to $2.00 per share from the current $2.50 per share.  Additionally, we issued 125,160 shares of our common stock to the holder in payment of accrued, unpaid interest of $117,650 under the Debenture for the period from December 23, 2013 to June 22, 2014, which shares were valued at the closing price of $0.94 per share on the date of the agreement. On December 22, 2014 we issued 117,650 shares at a price of $1.00 per share of the Company's common stock to the holder in payment of accrued, unpaid interest of $117,650 under the Debenture for the period from June 23, 2014 to December 22, 2014. In April, 2015 we entered into an additional letter agreement to further amend the Debenture with the holder as discussed in Note 12.

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

The carrying value at December 31, 2014 and 2013 of the convertible debentures is as follows:

	December 31, 2014	December 31, 2013
Debentures Due June 22, 2013, in default, interest at 18%	$235,300	$1,352,975
Debentures Due June 22, 2015, interest at 10%	2,553,000	2,553,000
Carrying value	$2,788,300	$3,905,975

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

Interest expense related to the convertible debentures is as follows:

	Year ended December 31,
	2014	2013
Amortization of original issue discount	$-	$155,443
Amortization of beneficial conversion feature and warrant allocation	-	415,811
Amortization of loan costs	-	104,392
Penalty interest payable in cash	-	144,121
Stated interest payable in cash	394,395	259,168
	$394,395	$1,078,935

NOTE 7 – CONVERTIBLE BRIDGE LOANS

In October and November 2011, we received $475,000 in gross proceeds from six existing stockholders in an interim bridge loan financing involving the issuance of 12% convertible promissory notes and warrants to purchase common stock.  Included in the proceeds was $50,000 received from Mark W. Weber, a related party and a member of our board of directors.  Under the notes, the loans are due upon the earlier of (a) the closing of financing pursuant to which shares of common stock or other equity securities are issued by us for aggregate consideration of not less than $5,000,000, through the (i) conversion of the note, including accrued interest, or (ii) at the lender’s option, repayment of the note, or (b) in any event, two years after the issuance of the note.  The number of shares of common stock issuable upon conversion of the note will be based on a conversion price equal to a 15% discount to the price obtained in any round of equity financing.  In the event we fail to repay the promissory notes on or before November 30, 2011, the note’s interest rate will be increased to 15% per annum.  We did not pay the promissory notes prior to that date, and the interest rate was increased to 15% per annum.

Total interest expense relating to the loans described above for the year ending December 31, 2013 was $7,027.

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

NOTE 8 – LOANS PAYABLE

On December 20, 2012, we received gross proceeds of $100,000 pursuant to the terms of a Loan Agreement dated December 20, 2012.  The loan is secured by a deed of assignment for certain future inventory and proceeds from the sale of that inventory as described in the deed of assignment.  The loan was payable on June 23, 2013, six months from the date of the agreement.  We prepaid interest of $25,000 for the term of the loan and $15,000 for loan costs, which were amortized over the life of the note.  We recognized $339,900 and $81,714 of interest expense and $0 and $23,514 for loan cost amortization within interest expense for the years ended December 31, 2014 and 2013, respectively.

On June 23, 2013 we did not repay the loan and it is in default.  As a result of the default, the interest rate on the loan is 109.5% per annum from the date of default.  The interest each month is accumulated and becomes part of the loan balance for the following month.  Effective January 20, 2015 the holders of these notes converted the outstanding balance of principal and accrued interest into shares of our common stock and warrants to purchase common stock.  See Note 12.

Total principal payments for future years for the Convertible Bridge Loans, the Convertible Debentures described in Note 6, the Convertible Bridge Loans described in Note 7 and the Loan Payable are as follows as of December 31, 2014:

December 31, 2014
2015	2,888,300
$2,888,300

On May 9, 2014 we issued an unsecured Convertible Promissory Note for cash to an accredited investor in the amount of $132,876.  The note bears interest at an annual rate of 7% per year, payable on the six month and one year anniversary of the note. The interest is payable at the option of the Company in either cash or shares of common stock at the market price on the interest payment dates as defined in the note. The note is convertible at any time at the option of the holder at a rate of $0.50 per share into 265,751 shares of our common stock.  We evaluated the Note and determined it had a beneficial conversion feature due to the conversion price being lower than the market price of our common stock of $0.86 per share on the date of issuance.  Accordingly, we recognized a discount related to the beneficial conversion feature associated with the Note in the amount of $95,671 for the year ended December 31, 2014.

On June 30, 2014 the holder of the note converted the principal amount by its terms into 265,751 shares of common stock.  In addition, the Company issued 1,440 shares of common stock related to the accrued interest of $1,325 based on the market price on the date of conversion of $0.92 per share.

We recognized interest expense, comprised of $1,325 related to the stated interest rate of the note and $95,671 related to the beneficial conversion feature for the year ended December 31, 2014.

On May 16, 2013 we received gross proceeds of $100,000 pursuant to a Loan Agreement as of that date.  The term of the loan was for 30 days.  Total interest for the 30 day term was $10,000, which was recognized as interest expense for the year ended December 31, 2013.  On June 18, 2013 the holder of the loan converted $110,000 of principal and interest in our unit private placement as further described in Note 9 at a conversion price of $1.50 per share into 73,333 shares of common stock and three-year warrants to purchase common stock at an exercise price of $2.00 per share.  The fair value of the common stock was $95,333 based on the market prices of our common stock on the date of conversion of $1.30 per share.  The fair value of the three year warrants to purchase 73,333 shares of our common stock at an exercise price of $2.00 per share was $43,687. We recognized a loss on conversion of debt for the year ended December 31, 2013 in the amount of $29,020.

The fair value of the warrants issued upon the conversion was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.42%, volatility – 91.4%, and an expected dividend rate of 0%.

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

Our Amended and Restated Articles of Incorporation allow us to issue up to 10,000,000 shares of preferred stock without further stockholder approval and upon such terms and conditions, and having such rights, preferences, privileges, and restrictions as the Board of Directors may determine.  No preferred shares are currently issued and outstanding.

Common Stock Issuances

2014 Unit Offerings

From January 31, 2014 to July 10, 2014 we received gross proceeds of $680,000 from accredited investors at a price of $1.00 per unit and issued 680,000 shares of common stock and two-year warrants to purchase 680,000 shares of common stock at an exercise price of $1.25 per share.

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

From August 4 to December 17, 2014 we received gross proceeds of $585,000 from accredited investors at a price of $0.50 per unit and issued 1,170,000 shares of common stock and two-year warrants to purchase 1,170,000 shares of common stock at an exercise price of $0.75 per share.

The net proceeds of $585,000 were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The amount allocated to the fair value of the warrants was $221,133 and the balance of the proceeds of $363,867 was allocated to the common stock.  The fair value of the warrants issued was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 2 years, risk free interest rate – 0.41% to 0.64%, volatility – 83.9% to 201.8%, and an expected dividend rate of 0%.

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

From April 9 to July 11, 2013 we raised gross proceeds of $871,000 in a unit private placement to accredited investors at a price of $1.50 per unit.  Each unit is comprised of one share of common stock and one three-year warrant to purchase common stock at an exercise price of $2.00 per share.  Included in the proceeds is $110,000 of principal and interest which was converted into the unit offering as described in Note 9.  Also included is $10,000 received from a member of our board of directors.  We issued an aggregate of 580,667 shares of common stock and warrants to purchase 580,667 shares of common stock at an exercise price of $2.00 per share.

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

2014 Issuances of common stock

On June 30, 2014 we issued 267,191 shares to an accredited investor upon the conversion of a Convertible Promissory Note as discussed in Note 6.

On June 22, 2014 we issued 125,160 shares of the Company's common stock to the holder in payment of accrued, unpaid interest under the Debenture for the period from December 23, 2013 to June 22, 2014.

On October 24, 2014 we issued 14,286 shares of the Company's common stock to the holder in payment of accrued, unpaid interest under the Debenture for the period from December 23, 2013 to June 22, 2014.

On December 22, 2014 we issued 117,650 shares of the Company's common stock to the holder in payment of accrued, unpaid interest under the Debenture for the period from June 23, 2014 to December 22, 2014.

During the year ended December 31, 2014 we issued 1,850,000 shares of common stock in our 2014 unit offerings described above.

2013 Issuances of common stock

During the year ended December 31, 2013 we issued 685,667 shares of common stock in our 2013 unit offerings described above and 368,162 shares of common stock upon the conversion of three of the convertible bridge loans as described in Note 7.

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

2012 Unit Offering Amendments

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

Stock issuances

A summary of activity related to grants of common stock under the 2007 Stock Incentive Plan as of December 31, 2014 is presented below.

	Number of Shares	Grant Date Fair Value
Outstanding, December 31, 2012	696,329	$1.20 to $22.80
Granted	-	-
Forfeited	-	-
Outstanding, December 31, 2013	696,329	$1.20 to $22.80
Granted	-	-
Forfeited	-	-
Outstanding, December 31, 2014	696,329	$1.20 to $22.80

Vested, December 31, 2014	696,329	$1.20 to $22.80

A summary of the status of our nonvested stock grants as of December 31, 2014 and changes during the year ended December 31, 2014 is presented below.

Nonvested Stock Grants	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	172,259	$3.26
Granted	-	-
Forfeited	-	-
Vested	(172,259)	3.26
Nonvested at December 31, 2014	-	-

There were no common stock awards from the 2007 Stock Incentive Plan for the year ended December 31, 2014.

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

We recognized a total of $207,587 and $544,889 of compensation expense related to restricted stock issuances as general and administrative and research and development expenses for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014 there is no unrecognized compensation expense related to restricted stock grants to be recognized in future periods.

In July, 2014 the board of directors approved the issuance of up to 83,333 three-year options to purchase common stock to two of our engineering consultants.  The options will vest immediately, and will be issued at the market price on the date of completion of certain objectives.

Option issuances

A summary of activity related to stock options under the 2007 Stock Incentive Plan as of December 31, 2014 is presented below.

	Number of Shares	Exercise price range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	309,004	$4.60 to $20.00	$11.62	6.0	$-
Granted	317,600	$1.28 to $1.70	$1.65
Exercised	-	-	$-
Forfeited	(31,516)	$7.80 to $20.00	$12.54
Outstanding, December 31, 2013	595,088	$1.28 to $20.00	$6.15	3.7	$-
Granted	392,570	$0.70 to $0.85	$0.73
Exercised	-	-	$-
Forfeited	(157,722)	$4.60 to $20.00	$10.51
Outstanding, December 31, 2014	829,936	$0.70 to $20.00	$2.75	6.4	$147,091

Exercisable, December 31, 2014	827,374	$0.70 to $20.00	$2.76	6.4	$146,829

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of our common stock as reflected on the OTC Bulletin Board.

The range of exercise prices for options outstanding and options exercisable under the 2007 Stock Incentive Plan at December 31, 2014 are as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life of Options Outstanding (in years)	Options Outstanding		Options Exercisable
		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.70 to $0.85	9.3	379,412	$0.71	378,364	$0.71
$1.14 to $1.70	3.9	330,758	$1.63	329,244	$1.64
$4.60	3.0	6,250	$4.60	6,250	$4.60
$7.60 to $8.60	2.5	37,500	$7.67	37,500	$7.67
$10.20 to $13.00	5.9	40,000	$10.97	40,000	$10.97
$20.00	2.0	36,016	$20.00	36,016	$20.00

A summary of the status of our nonvested options as of December 31, 2014 and changes during the year ended December 31, 2014 is presented below.

Nonvested Options	Number of Shares Underlying Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	83,333	$1.70
Granted	392,570	0.73
Forfeited or expired	-	-
Vested	(473,341)	1.12
Nonvested at December 31, 2014	2,562	$1.02

We made the following stock option awards for the year ended December 31, 2014 from the 2007 Stock Incentive Plan:

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

We recognized compensation expense of $289,445 and $478,228 related to the vested portion of stock options based on their estimated grant date fair value as marketing expense, research and development expense or general and administrative expense based on the specific recipient of the award for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014 options to purchase 157,722 shares of common stock at a weighted average exercise price of $10.51 expired unexercised.

During the year ended December 31, 2013 options to purchase 31,516 shares of common stock at a weighted average exercise price of $14.54 expired unexercised.

At December 31, 2014, we have unrecognized compensation expense related to stock options of $1,881 which will be recognized in the first quarter of 2015.

As of December 31, 2014, the 2007 Stock Incentive Plan has 883,451 shares available for future grants of stock or options.

Warrant Issuances and Exercises

We issue new shares when warrants are exercised.  There were no warrants exercised during the years ended December 31, 2014 and 2013.

2014 Warrants

During the year ended December 31, 2014 we issued two-year warrants to purchase 680,000 shares of common stock at an exercise price of $1.25 per share in our unit offering described above.

During the year ended December 31, 2014 we issued two-year warrants to purchase 1,170,000 shares of common stock at an exercise price of $0.75 per share in our unit offering described above.

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

A summary of activity related to our warrants as of December 31, 2014 is presented below.

	Number of Shares	Exercise price range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, December 31, 2012	2,014,120	$1.50 to $20.00	$5.67	2.6
Granted	2,988,966	$1.25 to $11.00	$1.86	1.8
Exercised	-	-
Forfeited	(230,858)	$7.60 to $20.00	$15.31
Outstanding, December 31, 2013	4,772,228	$1.50 to $13.00	$5.67	2.6
Granted	1,850,000	$0.75 to $1.25	$0.93
Exercised	-
Forfeited	-
Outstanding, December 31, 2014	6,622,228	$0.75 to $13.00	$2.76	1.8

Exercisable, December 31, 2014	6,622,228	$0.75 to $13.00	$2.76	1.8

The following table summarizes our outstanding warrants as of December 31, 2014:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.75	1,170,000	4.8	1,170,000
$1.25	1,330,000	1.1	1,330,000
$1.50	2,909,360	0.6	2,909,360
$2.00	580,667	1.5	580,667
$9.00	262,750	1.1	262,750
$11.00	156,071	1.9	156,071
$13.00	213,380	1.5	213,380
	6,622,228	1.6	6,622,228

NOTE 10 - INCOME TAXES

 The net deferred tax asset is comprised of the following:

	December 31,
	2014	2013
Net operating loss carryforwards	$20,518,003	$19,683,962
Share-based compensation	946,620	1,404,983
Valuation allowance	(21,464,623)	(21,088,945)
Deferred income tax asset	$-	$-

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2014 and 2013 as follows:

	For the Years Ended December 31,
	2014	2013

Net loss	$(2,990,092)	$(5,019,977)

Tax at federal statutory rate (34%)	$1,016,631	$1,706,792
Permanent differences	(84,192)	(631,820)
Expiration of options and warrants	(556,761)	(764,688)
Change in valuation allowance	(375,678)	(310,284)
Provision for Income Taxes	$-	$-

As of December 31, 2014, we had net operating loss carryforwards for U.S. federal income tax reporting purposes which if unused, will expire in the following years:

US
Year	Amount
2018	$27,080,269
2019	1,745,867
2020	6,137,725
2021	5,251,175
2022	1,751,322
2023	78,281
2024	413,886
2025	508,429
2026	465,173
2027	760,272
2028	2,494,690
2029	2,121,595
2030	1,688,397
2031	2,433,302
2032	2,911,306
2033	2,052,317
2034	2,453,062
$60,347,068

The utilization of U.S. net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382. The fiscal years 2010 to 2014 remain open to examination to U.S. Federal authorities and other jurisdictions in the U.S. where we operate.

NOTE 11 – SENDIO, SRO INSOLVENCY

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

	December 31,
	2014	2013
Current liabilities:
Accounts payable	$189,089	$189,089
Accrued payroll	357,052	357,052
Capital lease obligation, current portion	9,313	9,313
Total liabilities of Sendio	555,454	555,454

NOTE 12 – SUBSEQUENT EVENTS

Effective January 20, 2015 the holders of the Notes under the Loan Agreement dated December 20, 2012 as discussed in Note 8 converted $100,000 of principal and $427,031 of accrued interest under the Notes into an aggregate of 702,709 shares of common stock and three year warrants to purchase 702,709 shares of common stock at an exercise price of $1.00 per share.  The Company will recognize the loss on conversion in the first quarter of 2015.

Through April 16, 2015 we received gross proceeds of $260,000 from accredited investors at a price of $0.50 per unit and issued 520,000 shares of common stock and two-year warrants to purchase 150,000 shares of common stock at an exercise price of $0.75 per share.

On February 10, 2015 we amended our unit offering to extend the $0.75 warrants issued in conjunction with the units sold to five years.  In addition, the investors in the offering were granted a down-round protection right to receive additional shares of common stock if any issuance under an offering for the next two years is made by the Company at less than $0.50 per share. In the event of this occurring, the investors will be issued additional shares of common stock at a price equivalent to the offering made at that time.  The Company will account for this in the first quarter of 2015.