Form 10-Q
period 2015-03-31
Vu1 CORP
filed 2015-05-20
CIK 906448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

On May 12, 2015, there were 14,273,093 shares of the Registrant’s common stock, no par value, issued and outstanding.

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

For additional factors that can affect these forward-looking statements, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2014.  The forward-looking statements contained in this Report speak only as of the date hereof.  We caution readers not to place undue reliance on any such forward-looking statements.  Except as required by U.S. federal securities laws, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
ASSETS	2015	2014
Current assets
Cash	$2,432	$1,903
Accounts receivable	8,715	-
Inventory	8,000	-
Prepaid expenses	18,251	37,774

Total current assets	37,398	39,677

Non-current assets
Equipment, net of accumulated depreciation of $32,433 and $22,880	158,634	168,187
Total assets	$196,032	$207,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,505,938	$1,441,178
Accrued payroll	192,725	192,725
Accrued interest	176,983	500,815
Judgment payable	1,295,920	1,295,920
Loan payable	-	100,000
Convertible debentures	2,788,300	2,788,300
Liabilities of Sendio	555,454	555,454
Total current liabilities	6,515,320	6,874,392

Total liabilities	6,515,320	6,874,392

Stockholders' deficit
Vu1 Corporation's stockholders' deficit
Preferred stock, $1.00 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, no par value; 90,000,000 shares authorized;
13,973,093 and 12,950,384 shares issued and outstanding, respectively	86,115,847	84,846,235
Accumulated deficit	(92,339,080)	(91,416,708)
Total Vu1 Corporation's stockholders' deficit	(6,223,233)	(6,570,473)
Non-controlling interest	(96,055)	(96,055)
Total stockholders' deficit	(6,319,288)	(6,666,528)
Total liabilities and stockholders' deficit	$196,032	$207,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2015	2014
Revenue	$8,715	$-
Cost of revenue	17,553	-
Gross loss	(8,838)	-
Operating expenses
Research and development	60,881	289,497
General and administrative	167,256	295,354
Marketing	1,497	67,101
Total operating expenses	229,634	651,952

Loss from operations	(238,472)	(651,952)

Other income (expense)
Interest expense	(103,200)	(150,875)
Loss on conversion of debt	(580,700)	-

	(683,900)	(150,875)

Loss before provision for income taxes	(922,372)	(802,827)

Provision for income taxes	-	-

Net loss	$(922,372)	$(802,827)

Loss per share
Basic	$(0.07)	$(0.08)
Diluted	$(0.07)	$(0.08)
Weighted average shares outstanding
Basic	13,635,824	10,346,5880
Diluted	13,635,824	10,346,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vu1 CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:

Net loss	$(922,372)	$(802,827)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation	9,553	3,402
Share-based compensation	1,881	129,601
Loss on extinguishment of debt	580,700	-
Changes in assets and liabilities:
Accounts receivable	(8,715)	-
Inventory	(8,000)	-
Prepaid expenses	19,523	113,602
Accounts payable	64,760	88,295
Accrued interest	103,199	150,875
Net cash flows from operating activities	(159,471)	(317,052)

Net cash flows from investing activities	-	-

Cash flows from financing activities:
Net proceeds from sales of common stock and warrants	160,000	275,000
Net cash flows from financing activities	160,000	275,000

Net change in cash	529	(42,052)
Cash, beginning of period	1,903	92,795

Cash, end of period	$2,432	$50,743

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-

Supplemental Noncash Investing and Financing Activities:
Conversion of loan and interest to stock and warrants	$1,107,731	$-

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2014 in our Annual Report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position, the results of operations and cash flows for the periods presented.  Operating results for the quarterly period ended March 31, 2015 are not necessarily indicative of results for future quarters or periods in the fiscal year ending December 31, 2015.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2015 and December 31, 2014 we had no cash in excess of federal insurance limits.

Equipment

Equipment is comprised of equipment used in the manufacturing process for our lighting products and is stated at cost. We provide for depreciation using the straight-line method over the estimated useful lives of three to five years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of equipment are reflected in the statements of operations.

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

Revenue Recognition

Revenues are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations regarding acceptance of the bulbs remain, (c) the price of the bulbs is fixed or determinable and (d) collection is determined to be probable.

Research and Development Costs

For financial reporting purposes, all costs of research and development activities performed internally or on a contract basis are expensed as incurred. For the three months ended March 31, 2015 and 2014, research and development expenses were comprised primarily of technical consulting expenses, travel, materials and operational costs related to the development of the production line.

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

The following potentially dilutive shares of common stock are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three months ended March 31,
	2015	2014
Warrants	6,548,363	5,047,228
Convertible debt	1,277,892	1,152,223
Stock options	829,936	455,524
Unvested stock	-	70,677
Total potentially dilutive securities	8,656,191	6,725,652

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate our continuation as a going concern. During the three months ended March 31, 2015 we had limited revenues, incurred a net loss of $0.92 million, and had negative cash flows from operations of $0.16 million. In addition, we had an accumulated deficit of $92.3 million at March 31, 2015. In addition, we are in default on approximately $0.24 million of our convertible debentures and notes payable plus related accrued interest and have judgments payable related to the convertible debentures of approximately $1.3 million. In addition, in April, 2015 certain judgment holders placed a levy on all of our intellectual property, demanding that we turn over our patents, trade secrets, manufacturing methods and other intellectual property as discussed in Note 4.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Our efforts to raise additional funds will continue during fiscal 2015 to fund our planned operations and research and development activities, through one or more debt or equity financings.  Subsequent to March 31, 2015, we raised gross proceeds of $150,000 in a private placement of our common stock and warrants to accredited investors.  See Note 8.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Judgments Payable

On June 11, 2014, four holders of our Convertible Debentures totaling $705,900 in principal plus accrued interest of $218,215 as of September 30, 2014 filed a motion seeking summary judgment with the Supreme Court of the State of New York.  The case was heard on July 31, 2014 and the court granted their request and on August 20, 2014 issued a judgment in their favor for the full amount of principal and interest, plus certain expenses.  We are working with their attorney to attempt to find a settlement agreeable to both parties, but no agreement has been reached. The judgment holders have the right to levy the judgment on our bank accounts, and other assets at any time.   In addition, in April, 2015 these judgment holders placed a levy on all of our intellectual property, demanding that we turn over our patents, trade secrets, manufacturing methods and other intellectual property.

On December 22, 2014, one of the holders of our Convertible Debentures totaling $294,125 plus accrued interest and costs of $77,680 obtained a judgment in their favor for the full amount of principal, interest and costs.

The principal, accrued interest and costs described above are classified as Judgment payable on the accompanying balance sheet at March 31, 2015 and December 31, 2014. We have not reached any settlement with the judgment holders as of the date of this report on Form 10-Q.

Lease Agreement

On January 28, 2014 we entered into a lease agreement for approximately 4,600 square feet of office and light industrial space located in Berkeley, California in the United States.  We utilize the facility for our research and development activities and as our corporate headquarters.

The lease term is for two years effective from February 1, 2014 and terminates on January 31, 2016. Our remaining lease obligations are $45,000 and $5,000 for the years ended December 31, 2015 and 2016, respectively.  The Company is also responsible for certain insurance, utilities, maintenance and other costs as described in the lease.

Liabilities of Sendio

In September 2007, we formed Sendio, s.r.o. (“Sendio”) in the Czech Republic as a wholly-owned subsidiary for the purpose of operating a research and development and pilot manufacturing facility. On February 13, 2012, Sendio filed a petition of insolvency with the Regional Court in Olomouc, Czech Republic.  In March, 2012 the court determined that Sendio was insolvent, and control of the legal entity passed to a court appointed trustee. The trustee will oversee the orderly sale of the assets and use any proceeds to satisfy the liabilities of Sendio.  These liabilities have been recorded as a current liability on our balance sheet as of March 31, 2015 and December 31, 2014 under the caption “Liabilities of Sendio.”

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

Pursuant to a Registration Rights Agreement, dated as of June 16, 2011, with the investors, we agreed to file a shelf registration statement covering the resale of the shares of common stock issuable upon the conversion of the convertible debentures and exercise of the warrants within 30 days after the closing, use our best efforts to cause the shelf registration statement to be declared effective within 90 days after the closing (or 120 days in the event of a “full review” by the SEC), and keep the shelf registration statement effective until the underlying shares have been sold or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act of 1933 and if we are unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 1.5% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 10% of the purchase price), with such liquidated damages payable in cash.  We filed the registration statement on July 15, 2011 and it was declared effective on July 26, 2011.  We evaluated any liability under the registration rights agreement at March 31, 2015 and determined no accrual was necessary.

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

The carrying value at March 31, 2015 and December 31, 2014 of the convertible debentures is as follows:

	March 31, 2015	December 31, 2014
Debentures Due June 22, 2013, in default, interest at 18%	$235,300	$235,300
Debentures Due June 22, 2015, interest at 10%	2,553,000	2,553,000
Carrying value	$2,788,300	$2,788,300

Interest expense related to the convertible debentures was $74,268 and $123,875 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 6 – LOANS PAYABLE

On December 20, 2012, we received gross proceeds of $100,000 pursuant to the terms of a Loan Agreement dated December 20, 2012.  The loan is secured by a deed of assignment for certain future inventory and proceeds from the sale of that inventory as described in the deed of assignment.  The loan was payable on June 23, 2013, six months from the date of the agreement.   On June 23, 2013 we did not repay the loan and it is in default.  As a result of the default, the interest rate on the loan is 109.5% per annum from the date of default.  We recognized $28,931 and $27,000 of interest expense for the three months ended March 31, 2015 and 2014, respectively.

Effective January 20, 2015 the holders of the Notes under the Loan Agreement dated December 20, 2012 as discussed in Note 8 converted $100,000 of principal and $427,031 of accrued interest under the Notes into Units of common stock and warrants priced at $0.75 per unit.  We issued an aggregate of 702,709 shares of common stock and three year warrants to purchase 702,709 shares of common stock at an exercise price of $1.00 per share. The fair value of the common stock was $702,709 based on the market price of our common stock on the date of conversion of $1.00 per share.  The fair value of the warrants to purchase shares of our common stock was $405,022.  We recognized a loss on debt conversion for the three months ended March 31, 2015 in the amount of $580,700.

The fair value of the warrants issued upon conversion was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 3 years, risk free interest rate – 0.85%, volatility – 91.3%, and an expected dividend rate of 0%.

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

Common Stock

2015 Unit Offerings

During the three months ended March 31, 2015 we received gross proceeds of $160,000 from accredited investors at a price of $0.50 per unit and issued 320,000 shares of common stock and five-year warrants to purchase 320,000 shares of common stock at an exercise price of $0.75 per share.

The net proceeds of $160,000 were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The amount allocated to the fair value of the warrants was $67,843 and the balance of the proceeds of $92,157 was allocated to the common stock.  The fair value of the warrants issued was computed using the Black Scholes Option Pricing model using the following assumptions – expected life – 5 years, risk free interest rate – 1.37% to 1.62%, volatility – 81.6% to 144.9%, and an expected dividend rate of 0%.

On February 10, 2015 we amended our unit offering to extend the $0.75 warrants issued in conjunction with the units sold to five years.  In addition, the investors in the offering were granted a down-round protection right to receive additional shares of common stock if any issuance under an offering for the next two years is made by the Company at less than $0.50 per share. In the event of this occurring, the investors will be issued additional shares of common stock at a price equivalent to the offering made at that time. Management has reviewed the down round provisions of the offering that requires the Company to potentially settle the obligation in a variable number of shares in accordance with ASC 815, and determined that the amendment terms does not meet the criteria for bifurcation and recording as a liability. Accordingly, no liability or expense has been recorded for this amendment.

Issuances of common stock

On January 20, 2015 we issued 702,709 shares to the Note holders upon the conversion of a Promissory Note as discussed in Note 6.

During the three months ended March 31, 2015 we issued 320,000 shares of common stock in our unit offering described above.

Stock and Stock Options issued and exercised pursuant to the 2007 Stock Incentive Plan

On August 26, 2013 the board of directors increased the number of shares authorized for issuance under the 2007 Stock Incentive Plan (the “Plan”) by 1,500,000 shares to a total of 2,500,000 shares.  The increase in shares is subject to shareholder approval of the amendment to the Plan.

Stock issuances

There were no issuances of stock from the Plan for the three months ended March 31, 2015.

We recognized a total of $0 and $101,582 of compensation expense related to restricted stock issuances as general and administrative and research and development expenses for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015 there is no unrecognized compensation expense related to stock issued from the Plan.

Stock Option issuances

There were no issuances of stock options from the Plan for the three months ended March 31, 2015.

We recognized compensation expense of $1,881 and $28,019 related to the vested portion of stock options based on their estimated grant date fair value as research and development expense or general and administrative expense based on the specific recipient of the award for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015 there is no unrecognized compensation expense related to stock options issued from the Plan.

Warrants

During the three months ended March 31, 2015 we issued three-year warrants to purchase 702,709 shares of common stock at an exercise price of $1.00 per share upon conversion of notes payable, as described above in Note 6.

During the three months ended March 31, 2015 we issued five-year warrants to purchase 320,000 shares of common stock at an exercise price of $0.75 per share in our unit offering described above.

During the three months ended March 31, 2015, a total of 1,096,574 warrants with a weighted average exercise price of $1.78 per share expired unexercised.

A summary of our outstanding warrants at March 31, 2015 is as follows:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.75	1,490,000	4.6	1,490,000
$1.00	702,709	2.8	702,709
$1.25	1,330,000	0.8	1,330,000
$1.50	1,845,643	0.6	1,845,643
$2.00	580,667	1.2	580,667
$9.00	262,750	0.9	262,750
$11.00	123,214	0.8	123,214
$13.00	213,380	1.2	213,380
	6,548,363	1.8	6,548,363

NOTE 8 – SUBSEQUENT EVENTS

From April 1 to May 12, 2015 we received gross proceeds of $150,000 from accredited investors at a price of $0.50 per unit and issued 300,000 shares of common stock and five-year warrants to purchase 300,000 shares of common stock at an exercise price of $0.75 per share.

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

Our efforts are presently focused on this initial product, the R30 size light for recessed fixtures.  We are currently supporting initial production of this light and are continuing to enhance our manufacturing capabilities through an manufacturing outsourcing arrangement in China.  The commercial viability of our ESL technology will largely depend on these results, the ability to manufacture our products on a large scale commercial basis, market acceptance of the products and other factors.  During the three months ended March 31, 2015 we had limited revenues.

Our independent registered public accounting firm has issued a “going concern” modification to its report on our financial statements for the year ended December 31, 2014, stating that we had a net loss and negative cash flows from operations in fiscal 2014. In addition, the Company has judgments against it in the amount of $1.3 million and the judgment holders have placed a levy on all of the Company's intellectual property.  Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this going-concern uncertainty.

We need to raise additional capital through one or more debt or equity financings to continue our operations. If we are unable to obtain additional financing, we will be unable to continue our operations.

Factors Affecting Financial Results

Our anticipated expenditures related to our current operations will primarily depend on personnel costs and additional material and equipment needs for continued development and manufacturing of our line of lighting products.  In addition, we anticipate we will incur substantial costs related to continuing the strategic business relationship with our product manufacturer, as well as for sales, marketing and distribution-related costs, and increased administrative costs.  An overall estimate of our capital expenditures is primarily dependent upon the success of our development and the commercial manufacturing results for our lighting products, and as such cannot be presently estimated.

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

Our cash as of March 31, 2015 is not sufficient to support our operations through fiscal 2015 and it will be necessary for us to seek additional financing.  See “Liquidity and Capital Resources” below.

Results of Operations

Comparison of Results for the Three Months Ended March 31, 2015 and 2014

Revenue

We recognized approximately $9,000 in revenue from the sales of our R30 light bulb for the three months ended March 31, 2015.  There was no comparable amount for the three months ended March 31, 2014.

Cost of revenue

Cost of revenues was $18,000 for the three months ended March 31, 2015.  Cost of revenues includes the cost of product purchased from our outsourced manufacturer, as well as depreciation for the related manufacturing equipment.  There was no comparable amount for the three months ended March 31, 2014.

Research and Development Expenses

For the three months ended March 31, 2015 and 2014, we were involved in a single project to develop and commercialize our proprietary technology in our R30 sized light bulbs.  Research and development expenditures for the three months ended March 31, 2015 and 2014 were comprised of technical consulting expenses, stock option compensation, product line development fees, materials and travel.  Research and development expenses decreased approximately $228,000 to $61,000 for the three months ended March 31, 2015 compared to $289,000 for the three months ended March 31, 2014.   The decrease was primarily related to decreases in technical consulting expenses and decreases in materials and travel expenses in the three months ended March 31, 2015.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 and 2014 were comprised of share-based compensation expenses, professional and legal fees, consulting expenses, insurance, travel and general corporate related overheads and office expenses. General and administrative expenses decreased by approximately $128,000 to $167,000 for the three months ended March 31, 2015 compared to $295,000 for the three months ended March 31, 2014.  The decrease was primarily due to decreases in non-cash charges related to share-based compensation expenses as well as decreases in professional expenses.

Marketing Expenses

Marketing expenses for the three months ended March 31, 2015 and 2014 were comprised of consulting fees for sales and public relations. Marketing expenses decreased by approximately $67,000 to $1,000 for the three months ended March 31, 2014 compared to $68,000 for the three months ended March 31, 2014. The decrease was primarily related to decreases in consulting expenses.

Other Income and Expense

Other income and expense for the three months ended March 31, 2015 and 2014 was comprised of interest expense and loss on conversion of debt.  Interest expense for the three months ended March 31, 2015 decreased $48,000 to $103,000 compared to $151,000 for the three months ended March 31, 2014.  The decrease in interest expense is primarily due to principal payments and conversions of debt to reduce overall debt levels.

Liquidity and Capital Resources

We had cash of $2,432 and $2.8 million of short-term debt as of March 31, 2015.  A total principal amount of $235,300 plus accrued interest on this amount is presently in default with the lenders. Five former holders of our Convertible Debentures hold judgments related to the principal, interest and related costs totaling $1,295,920 as of March 31, 2015 have obtained judgments against. Certain of these judgment holders have demanded we turn over all of our intellectual property to them as discussed in Note 4.

Effective January 20, 2015 the holders of the Notes under the Loan Agreement dated December 20, 2012 as discussed in Note 6 to the consolidated financial statements converted $100,000 of principal and $427,031 of accrued interest under the Notes into an aggregate of 702,709 shares of common stock and three year warrants to purchase 702,709 shares of common stock at an exercise price of $1.00 per share.

From April 1 to May 12, 2015 we received gross proceeds of $150,000 from accredited investors at a price of $0.50 per unit and issued 300,000 shares of common stock and two-year warrants to purchase 300,000 shares of common stock at an exercise price of $0.75 per share.

We do not anticipate that our existing cash and the additional proceeds from our unit offerings will be sufficient to fund our operations and anticipated capital expenditures for the next twelve months. We need additional financing in 2015 to fund our operations, research and product development and manufacturing activities, through one or more debt or equity financings.  Our efforts to raise sufficient capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders.

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

Contractual Obligations

We have contractual payment obligations for operating leases as of March 31, 2015 of $50,000 related to our California research and development and corporate headquarters lease.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2015.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

On June 11, 2014, four holders of our Convertible Debentures totaling $705,900 in principal plus accrued interest of $218,215 as of September 30, 2014 filed a motion seeking summary judgment with the Supreme Court of the State of New York.  The case was heard on July 31, 2014 and the court granted their request and on August 20, 2014 issued a judgment in their favor for the full amount of principal and interest, plus certain expenses.  We are working with their attorney to attempt to find a settlement agreeable to both parties, but no agreement has been reached. The judgment holders have the right to levy the judgment on our bank accounts, and other assets at any time.   In addition, in April, 2015 these judgment holders placed a levy on all of our intellectual property, demanding that we turn over our patents, trade secrets, manufacturing methods and other intellectual property.

On December 22, 2014, one of the holders of our Convertible Debentures totaling $294,125 plus accrued interest and costs of $77,680 obtained a judgment in their favor for the full amount of principal, interest and costs.

We have not reached any settlement with the judgment holders as of the date of this report on Form 10-Q.

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

During the three months ended March 31, 2015 we issued 320,000 shares of common stock in our unit offerings as described in Note 7, above.

On January 20, 2015 we issued 702,709 shares of common stock upon the conversion of a certain notes payable as discussed in Note 6.

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

Dated: May 20, 2015

By: /s/ William B. Smith
William B. Smith
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew DeVries
Matthew DeVries
Chief Financial Officer
(Principal Financial and Accounting Officer)